Form 10QSB
period 2006-12-31
Blanca Corp.
filed 2007-02-20
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-140024

Blanca Corp.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0495938

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

Unit 114, 219 Grant St., Saskatoon, SK, S7N 2A1

 (Address of principal executive offices)

306-880-2441

 (Issuer’s telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,742,500 shares of Common Stock as at December 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended December 31, 2006 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended December 31, 2006 include:

(a)

Balance Sheet as of December 31, 2006, and September 30, 2006;

(b)

Statement of Operations – three months ended December 31, 2006 and 2005 and July 30, 2004 (Date of Inception) to December 31, 2006;

(c)

Statement of Cash flows – three months ended December 31, 2006 and 2005 and July 30, 2004 (Date of Inception) to December 31, 2006;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.

BLANCA CORP.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

BLANCA CORP.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

December 31, 2006 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS

Current
Cash	$ 25,989	$ 21,849

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 9,306	$ 7,306
Related party loan – Notes 4 and 7	30,100	10,100

	39,406	17,406

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value
75,000,000 shares authorized 54,742,500 (2006: 54,742,500) shares issued – Note 4
	54,743	54,743
Additional paid-in capital	(19,350)	(19,753)
Deficit accumulated during the pre-exploration stage	(48,810)	(30,547)

	(13,417)	4,443

	$ 25,989	$ 21,849

SEE ACCOMPANYING NOTES

BLANCA CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended December 31, 2006 and 2005 and

for the period July 30, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Expenses
Accounting and audit fees	$ 3,100	$	$ 7,600
Bank charges	32	-	205
Interest expense – Note 5	403	-	403
Management fees – Note 4	4,000	-	23,200
Mineral property costs	3,953	-	4,557
Office and miscellaneous	1,259	-	2,466
Telephone	1,028	-	3,283
Transfer agent and filing fees	2,000	-	2,120
Travel	2,488	-	4,976

Net loss for the period	$ (18,263)	$ -	$ (48,810)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	54,742,500	30,000,000

SEE ACCOMPANYING NOTES

BLANCA CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2006 and 2005 and

for the period July 30, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$ (18,263)	$ -	$ (48,810)
Items not affecting cash:
Interest expense	403	-	403
Management fees	-	-	2,000
Changes in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	2,000	-	9,306

Cash used in operating activities	(15,860)	-	(37,101)

Financing Activities
Capital stock issued	-	-	32,990
Increase in related party loan	20,000	-	30,100

Cash from financing activities	20,000	-	63,090

Increase in cash during the period	4,140	-	25,989

Cash, beginning of the period	21,849	-	-

Cash, end of the period	$ 25,989	$ -	$ 25,989

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES

BLANCA CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period July 30, 2004 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	*Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for services – at $0.000067	30,000,000	$ 30,000	$ (28,000)	$ -	$ 2,000
Net loss for the period	-	-	-	(2,280)	(2,280)
Balance, as at September 30, 2004 and 2005	30,000,000	30,000	(28,000)	(2,280)	(280)
Capital stock issued for cash – at $0.0013	24,742,500	24,743	8,247	-	32,990
Net loss for the year	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	54,742,500	54,743	(19,753)	(30,547)	4,443
Imputed interest – Note 5	-	-	403	-	403
Net loss for the period	-	-	-	(18,263)	(18,263)

Balance, December 31, 2006	$ 54,742,500	$ 54,743	$ (19,350)	$ (48,810)	$ (13,417)

* On July 29, 2006, the Company’s shares were forward split on a 15 new for 1 old basis.  The number of shares issued, par value and additional paid-in capital have been restated to reflect this forward split.

SEE ACCOMPANYING NOTES

BLANCA CORP.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 financial statements.  Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $48,810 since its inception, has a working capital deficiency of $13,417 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company has filed a prospectus with the Securities and Exchange Commission on form SB-2 for the registration of up to 24,742,500 common shares at $0.10 per share.  These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale.  The Company also intends to seek a listing on the United States Over-the-Counter Bulletin Board.

Note 3

Mineral Property

Blanca Mineral Claim

The Company staked a mineral claim known as the Blanca 1 Project located in the Atlin Mining District in the Northwest British Columbia, Canada.

Note 4

Related Party Transactions – Note 5

The Company was charged the following by a director of the Company:

July 30, 2004
(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

Management fees	$ 4,000	$ -	$ 23,200

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended December 31, 2006, the Company recorded the imputed interest expense of $403 (10%) to the director of the Company.  Additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to December 31, 2006, the Company issued 30,000,000 common shares of the Company to a director of the company for management fees totalling $2,000.

These transactions have been excluded from the statements of cash flows.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We are a start-up mineral exploration company.  We have had no revenues as of the end of our most recent fiscal year and we have only recently begun operations.

Our principal offices are located at #114, 219 Grant Street, Saskatoon, Saskatchewan, S7N 2A1.  Our telephone number is (360)-880-2441.  Our fiscal year end is September 30.

On August 1, 2006 we staked a 405 hectare (approximately 1,000 acres) mineral claim in the Province of British Columbia, Canada using an online staking system operated by the government of British Columbia.  The name of this claim is “Blanca 1”..

We paid approximately $147 to the Province of British Columbia to acquire the mineral rights to the Blanca 1 claim. In order to maintain our claim, we need to spend approximately $1,350 in exploration expenses for each of the three years beginning on August 1, 2007, and approximately $1,700 for each of the subsequent years.  Instead of incurring exploration expenses, we may pay these amounts to the Province of British Columbia.  If we fail to either incur these exploration expenses or make payments in the equivalent amounts our claim will be forfeited.

Plan of Operations

Our plan of operations is to carry out exploration of the Blanca 1 mineral property. Our specific exploration plan for the mineral property, together with information regarding the location and accessibility, geology,  age and structure of the mineral property, and general considerations related to uranium mineralization, is presented in this prospectus under the heading “Description of Property”.  Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. We require additional financing in order to complete full exploration of the mineral claim. We do not have sufficient financing to complete the purchase of the mineral rights or to explore the mineral claim at present and there is no assurance that we will be able to obtain the necessary financing.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim has any commercially viable gold or silver deposits. Until we can validate otherwise, the claim is without known resources or reserves and we have planned a one phase program to explore our claim.  Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year.  We will explore our claim between June 1, 2007 and October 15, 2007 and our goal is to complete our first phase of exploration within this period. A small programme of stream sediment and rock sampling, based upon a budget of $22,000, is proposed to confirm the economic significance of the property.

If our exploration activities indicate that there are no commercially viable gold deposits on our mining claims we will abandon the claims and stake one or more new claims to explore in British Columbia.  We will continue to stake and explore claims in British Columbia as long as we can afford to do so.

Our most recent cash needs have been met by loans from Mr. Elgood our president and prior to that by equity financing via private placements.  Mr. Elgood has been providing financing to us to meet our needs to make it to the next equity or debt financing, although there is no assurance that funds of this kind will be ongoing.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of  repayment.  It is our goal to raise $200,000 over the next 12 months.

RESULTS OF OPERATIONS

We incurred a loss $18,263 for the three months ended December 31, 2006 compared to a loss of $0 for the three months ended December 31, 2005 as the company was not active for that period.  Professional fees were $3,100 for the three months ended December 31, 2006 and $0 for the corresponding quarter of December 31, 2005 again because the company was not active for this period.  Management expense totalled $4000 for the three months ended December 31, 2006 and $0 for the three months ending December 31, 2005.   We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $25,989 as of December 31, 2006.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

We have limited assets and will require significant capital to complete any future research and development programs.  We do not know the specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

Item 3.

   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

None

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2007

Blanca Corp.

By:

/s/  Scott Elgood

Scott Elgood, President

(Principal Executive Officer,

 Principal Financial Officer, and