Form 10QSB/A
period 2006-12-31
Blanca Corp.
filed 2007-03-06
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X  ]       No [   ]

EXPLANATORY NOTE

The Registrant hereby amends its quarterly report on Form 10QSB for the period ended December 31, 2006 solely for the purpose of amending the Registrant’s designation as a shell company as defined by SEC Release No. 33-8587 and to amend the Registrant’s designation as a non-accelerated filer..

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

Dated: March 6th, 2007

Blanca Corp.

By:

/s/  Scott Elgood

Scott Elgood, President

(Principal Executive Officer and

 Principal Financial Officer)