Form 10QSB
period 2007-03-31
Transglobal Mining Corp.
filed 2007-05-15
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-140024

Transglobal Mining Corp.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,742,500 shares of Common Stock as at March 31, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

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

Yes   [ X]       No [   ]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the six months ended March 31, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended March 31, 2007 include:

(a)

Balance Sheet as of March 31, 2007, and September 30, 2006;

(b)

Statement of Operations – three months ended March 31, 2007, and 2006 and July 30, 2004 (Date of Inception) to March 31, 2007;

(c)

Statement of Cash flows – three months ended March 31, 2007 and 2006 and July 30, 2004 (Date of Inception) to March 31, 2006;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		March 31,	September 30,
ASSETS		2007	2006

Current
Cash		$ 1,956	$ 21,849

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 4,807	$ 7,306
Related party loan – Notes 4, 5 and 6		33,800	10,100

		38,607	17,406

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value
75,000,000	shares authorized
54,742,500	(2006: 54,742,500) shares issued – Note 5	54,743	54,743
Additional paid-in capital		(18,559)	(19,753)
Deficit accumulated during the pre-exploration stage		(72,835)	(30,547)

		(36,651)	4,443

		$ 1,956	$ 21,849

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2007 and 2006 and for the period July 30, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

					July 30,
					2004
					(Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and legal	$ 15,528	$ -	$ 18,628	$ -	$ 23,128
Bank charges	18	-	50	-	223
Interest expense – Note 5	792	-	1,194	-	1,194
Management fees – Note 4	2,000	-	6,000	-	25,200
Mineral property costs	-	-	3,953	-	4,557
Office and miscellaneous	3,080	-	4,339	-	5,546
Telephone	642	-	1,670	-	3,925
Transfer agent and filing fees	1,966	-	3,966	-	4,086
Travel	-	-	2,488	-	4,976

Net loss for the period	$ (24,026)	$ -	$ (42,288)	$ -	$ (72,835)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	54,742,500	30,000,000	54,742,500	30,000,000

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (42,288)	$ -	$ (72,835)
Item not affecting cash:
Interest expense	1,194	-	1,194
Management fees	-	-	2,000
Changes in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(2,499)	-	4,807

Cash used in operating activities	(43,593)	-	(64,834)

Financing Activities
Capital stock issued	-	-	32,990
Increase in related party loan	23,700	-	33,800

Cash provided by financing activities	23,700	-	66,790

Increase in cash during the period	19,893	-	1,956

Cash, beginning of the period	21,849	-	-

Cash, end of the period	$ 1,956	$ -	$ 1,956

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period July 30, 2004 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	*Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for services – at $0.000067	30,000,000	$ 30,000	$ (28,000)	$ -	$ 2,000
Net loss for the period	-	-	-	(2,280)	(2,280)
Balance, as at September 30, 2004 and 2005	30,000,000	30,000	(28,000)	(2,280)	(280)
Capital stock issued for cash – at $0.0013	24,742,500	24,743	8,247	-	32,990
Net loss for the year	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	54,742,500	54,743	(19,753)	(30,547)	4,443
Imputed interest – Note 5	-	-	1,194	-	1,194
Net loss for the period	-	-	-	(42,288)	(42,288)

Balance, March 31, 2007	54,742,500	$ 54,743	$ (18,559)	$ (72,835)	$ (36,651)

*

On July 29, 2006, the Company’s shares were forward split on a 15 new for 1 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this forward split.

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2007

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

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $72,835 since its inception, has a working capital deficiency of $36,651 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

On April 19, 2007, the Company changed its name from Blanca Corp. to Transglobal Mining Corp.

Note 3

Mineral Property

Blanca Mineral Claim

The Company staked a mineral claim known as the Blanca 1 Project located in the Atlin Mining District in the Northwest British Columbia, Canada.

Note 4

Related Party Transactions – Notes 5 and 6

The Company was charged the following by a director of the Company:

July 30, 2004
(Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Management fees	$ 2,000	$ -	$ 6,000	$ -	$ 25,200

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the six months ended March 31, 2007, the Company recorded the imputed interest expense of $1,194 to the director of the Company.  Additional paid-in capital has been increased accordingly.

These transactions have been excluded from the statements of cash flows.

Note 6

Subsequent Events

a)

By a private placement agreement dated April 30, 2007, the Company received $45,000 with respect to the issuance of 56,250 common shares at $0.80 per share.

b)

By a property option agreement dated May 2, 2007, the Company has the exclusive option to construct five mining shafts on a mineral property located in the Hunchun region of Jilin province, China and participate in the related exploration.  The participation to carry out exploration will be conducted through a joint venture, wherein the Company’s interest will be 65%.  In order to exercise the option, the Company must pay the costs of construction of each shaft with a minimum advance by the Company of CDN$50,000 per shaft and pay for other costs up to CDN$100,000 per shaft to the optionor, who will be the operator for the construction of the shafts.  The Company will have until May 2, 2008 to exercise the option with respect to all of the shafts.

Note 6

Subsequent Events – (cont’d)

c)

Subsequent to March 31, 2007, the Company received loan proceeds of $15,700 from the director of the Company.  These loans are unsecured, non-interest bearing and have no specific terms of repayment.

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

On May 2, 2007 Transglobal Mining Corp signed an option agreement to participate in the development and exploitation of a known gold resource in China.  China Eastern Mining Corporation (CEM), a private company has given an option to Transglobal to establish five new mining shafts on their Beitumenzhi Property which is located approximately 7 km northeast of Chunhua, Jilin Province.  Transglobal will only be able to complete this drilling should it be able to raise the financing to carry out this exploration.  The property is located in an area known as the Huangsongdianzi Conglomerate Gold Mine which has been extensively explored in the past.  The Huangsongdianzi gold occurrence is a placer deposit of gold bearing conglomerate overlain by some 90 meters of indurated non-marine sediments of late Tertiary age.

Originally on August 1, 2006 we staked a 405 hectare (approximately 1,000 acres) mineral claim in the Province of British Columbia, Canada using an online staking system operated by the government of British Columbia.  The name of this claim is “Blanca 1”..

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

Plan of Operations

Beitumenzhi project

Regarding the Beitumenzhi project in China the company may exercise their option to develop the 5 shafts for the cost of construction (including materials and labor) which will be capped at CDN$100,000 per mining shaft.  The construction and operation of the shafts will be overseen on site by management of CEM who have an operating labor crew in place now.  Any net profit extracted from one of these newly developed shafts will be split 65% to Transglobal and 35% to CEM.  This option will be valid for exercise until the close of business on May 2, 2008.  Therefore to complete this program Transglobal will require at least $450,000 to carry out its exploration over the next 12 months.

Blanca 1 Atlin Project

Within our plan of operations we also wish to carry out exploration of the Blanca 1 mineral property in British Columbia which was our original project. Our specific exploration plan for the mineral property, together with information regarding the location and accessibility, geology,  age and structure of the mineral property, and general considerations related to uranium mineralization, is presented in this prospectus under the heading “Description of Property”.  Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. We require additional financing in order to complete full exploration of the mineral claim. We have limited finances to explore the mineral claim at present and there is no assurance that we will be able to obtain the necessary financing to move forward.

Our objective is to conduct exploration activities on both properties and assess whether the claims have any commercially viable gold or silver deposits. Regarding the Blanca one project our exploration activities are limited to a period of about four and a half months per year.  We will explore our claim between June 1, 2007 and October 15, 2007 and our goal is to complete our first phase of exploration within this period. A small programme of stream sediment and rock sampling, based upon a budget of $22,000, is proposed to confirm the economic significance of the property.   If our exploration activities indicate that there are no commercially viable gold deposits on our mining claims we will abandon the claims and stake one or more new claims to explore in British Columbia.

On May 1, 2007 Transglobal completed a $45,000 private placement.  Also our cash needs have been met by loans from Mr. Elgood our president and prior to that by equity financing via private placements.  Mr. Elgood has been providing financing to us to meet our needs to make it to the next equity or debt financing which have started to occur recently, although there is no assurance that funds of this kind will be ongoing.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of  repayment.  It is our goal to raise $850,000 over the next 12 months to further exploration on our two projects and for the use of operating expenses in the normal course of business.

RESULTS OF OPERATIONS

We incurred a loss of $24,026 for the three months ended March 31, 2007, compared to a loss of $0 for the three months ended March 31, 2006 as the company was not active for that period.  Professional fees were $15,528 for the three months ended March 31, 2007 and $0 for the corresponding quarter of March 31, 2006 again because the company was not active for this period.  Management expense totalled $2,000 for the three months ended March 31, 2006 and $0 for the three months ending March 31, 2006.   We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,956 as of March 31, 2007.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: May 15, 2007

Transglobal Mining Corp.

By:

/s/Scott Elgood

Scott Elgood, President

(Principal Executive Officer,

 Principal Financial Officer, and