Form 10QSB
period 2007-06-30
Transglobal Mining Corp.
filed 2007-08-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,742,500 shares of Common Stock as at June 30, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the nine months ended June 30, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended June 30, 2007 include:

(a)

Balance Sheet as of June 30, 2007, and September 30, 2006;

(b)

Statement of Operations – three and nine months ended June 30, 2007, and 2006 and July 30, 2004 (Date of Inception) to June 30, 2007;

(c)

Statement of Cash flows –  nine months ended June 30, 2007 and 2006 and July 30, 2004 (Date of Inception) to June 30, 2007,;

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2007.

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

June 30, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

	June 30,	September 30,
	2007	2006
ASSETS

Current
Cash	$ 12,337	$ 21,849

Website – Note 4	7,916	-

	$ 20,253	$ 21,849

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 6,806	$ 7,306
Related party loan – Notes 6 and 7	56,000	10,100

	$ 62,806	$ 17,406

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value
75,000,000 shares authorized
54,742,500 (2006: 54,742,500) shares issued – Note 7	54,743	54,743
Share subscriptions received – Note 8	60,000	-
Additional paid-in capital	(17,394)	(19,753)
Deficit accumulated during the pre-exploration stage	(139,902)	(30,547)

	(42,553)	4,443

	$ 20,253	$ 21,849

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2007 and 2006 and for the period July 30, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

					July 30,
					2004
					(Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Expenses
Accounting and legal fees	$ 13,012	$ -	$ 31,640	$ -	$ 36,140
Advertising and promotion	46,494	-	46,494	-	46,494
Bank charges	173	-	223	-	396
Interest expense – Note 7	1,165	-	2,359	-	2,359
Management fees – Note 6	-	-	6,000	-	25,200
Mineral property costs	2,000	-	5,953	-	6,557
Office and miscellaneous	2,807	-	7,145	-	8,353
Telephone	-	-	1,670	-	3,924
Transfer agent and filing fees	1,417	-	5,383	-	5,503
Travel	-	-	2,488	-	4,976

Net loss for the period	$ (67,068)	$ -	$(109,355)	$ -	$ (139,902)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	54,742,500	30,000,000	54,742,500	30,000,000

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (109,355)	$ -	$(147,818)
Items not affecting cash:
Interest expense	2,359	-	2,359
Management fees	-	-	2,000
Changes in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	(500)	-	6,806

Cash used in operating activities	(107,496)	-	(136,653)

Financing Activities
Capital stock issued	-	-	32,990
Share subscription received	60,000	-	60,000
Increase in related party loan	45,900	-	56,000

Cash from financing activities	105,900	-	148,990

Investing Activity
Acquisition of website	(7,916)	-	(7,916)

Increase (decrease) in cash during the period	(9,512)	-	12,337

Cash, beginning of the period	21,849	-	-

Cash, end of the period	$ 12,337	$ -	$ 12,337

Non-cash Transaction – Note 7

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period July 30, 2004 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
					During the
			Additional	Share	Pre-
	*Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Received	Stage	Total

Capital stock issued for services – at $0.000067	30,000,000	$ 30,000	$ (28,000)	$ -	$ -	$ 2,000
Net loss for the period	-	-	-	-	(2,280)	(2,280)

Balance, as at September 30, 2004 and 2005	30,000,000	30,000	(28,000)	-	(2,280)	(280)
Capital stock issued for cash – at $0.0013	24,742,500	24,743	8,247	-	-	32,990
Net loss for the year	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	54,742,500	54,743	(19,753)	-	(30,547)	4,443
Imputed interest – Note 7	-	-	2,359	-	-	2,359
Share subscription received – Note 8	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	(109,355)	(109,355)

Balance, June 30, 2007	54,742,500	$ 54,743	$ (17,394)	$ 60,000	$(139,902)	$ (42,553)

* On July 29, 2006, the Company’s shares were forward split on a 15 new for 1 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this forward split.

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 financial statements.  Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $139,902 since its inception, has a working capital deficiency of $50,469 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

On April 19, 2007, the Company changed its name from Blanca Corp. to Transglobal Mining Corp.

Note 3

Additional Significant Accounting Policy

Website

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Note 3

Additional Significant Accounting Policy (continued)

These capitalized costs are amortized based on their estimated useful life over three years.

Note 4

Equipment

	2007			2006
		Accumulated
	Cost	Amortization	Net	Net

Website development	$ 7,916	$ -	$ 7,916	$ -

No amortization has been recorded as the website was not put into use until just prior to June 30, 2007.

Note 5

Mineral Property

Blanca Mineral Claim

The Company staked a mineral claim known as the Blanca 1 Project located in the Atlin Mining District in the Northwest British Columbia, Canada.

By an agreement dated May 30, 2007, the Company acquired seven mineral titles located in the Atlin Mining district in Northwest British Columbia, Canada for $2,000.

Note 6

Related Party Transactions – Note 7

The Company was charged the following by a director of the Company:

July 30, 2004
(Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Management fees	$ -	$ -	$ 6,000	$ -	$ 25,200

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended June 30, 2007, the Company recorded the imputed interest expense of $2,359 (10%) to the director of the Company.  Additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to June 30, 2007, the Company issued 30,000,000 common shares of the Company to a director of the company for $2,000.

These transactions have been excluded from the statements of cash flows.

Note 8

Commitments

a)

By a private placement agreement dated April 30, 2007, the Company received share subscriptions of $60,000 with respect to the issuance of 75,000 common shares at $0.80 per share.

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

On May 1, 2007 Transglobal completed a $45,000 private placement and later a $15,000 private placement.  Also our cash needs have been met by loans from Mr. Elgood our president and prior to that by equity financing via private placements.  Mr. Elgood has been providing financing to us to meet our needs to make it to the next equity or debt financing which have started to occur recently, although there is no assurance that funds of this kind will be ongoing.  All loans from directors or employees are non-interest bearing with no specific terms of repayment.  It is expected that these loans will be repaid when further debt or equity financing or revenues from operations allows the possibility of  repayment.  It is our goal to raise $750,000 over the next 12 months to further exploration on our two projects and for the use of operating expenses in the normal course of business.

RESULTS OF OPERATIONS

We incurred a loss of $67,068 for the three months ended June 30, 2007, compared to a loss of $0 for the three months ended June 30, 2006 as the company was not active for that period.  Professional fees were $13,012 for the three months ended June 30, 2007 and $0 for the corresponding quarter of June 30, 2006 again because the company was not active for this period.  Management expense totalled $0 for the three months ended June 30, 2007 and $0 for the three months ending June 30, 2006.   We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $12,337 as of June 30, 2007.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: August 4, 2007

Transglobal Mining Corp.

By:

/s/Scott Elgood

Scott Elgood, President

(Principal Executive Officer,

 Principal Financial Officer, and