Form 10KSB
period 2007-09-30
Transglobal Mining Corp.
filed 2007-12-17
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[ X ]           ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2007

OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 333-140024

TRANSGLOBAL MINING CORP.

(Name of small business issuer  in its charter)

____________NEVADA_________________                                                  98-0495938______

(State or Other Jurisidiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

___#114, 219 Grant Street, Saskatoon, Saskatchewan___                              ____S7N 2A1____

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:_________________(306) 880-2441____________

Securities registered pursuant to Section 12(b) of the Act

__________None______________________

Securities registered pursuant to Section 12(g) of the Act:

____________________________________Common Shares_______________________________

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]   No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No   [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [X  ]   No   [   ].

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $Nil.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   54,742,500

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (check one):

Yes  [   ]   No   [ X ]

-

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

7

Item 6.

Management's Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

9

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9

Item 8A.

Controls and Procedures

9

PART  III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

9

Item 10.

Executive Compensation

10

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

11

Item 12.

Certain Relationships and Related Transactions

12

Item 13.

Exhibits and Reports on Form 10-K

12

Item 14.

Principal Accountant Fees and Services

13

SIGNATURES

14

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements if assumptions upon which the forward-looking statements are based do not turn out to be true.  The assumptions upon which the forward-looking statements are based include without limitation:

—

We will obtain funding sufficient to execute its business plan.

—

We will be successful competing in a competitive market.

—

Our key personnel will remain with the Company.

—

We will be able to hire skilled personnel for key positions as needed and within our budgetary constraints.

ITEM 1.

Description of Business

We are a start-up mineral exploration company.  We have had no revenues as of the end of our most recent fiscal year and we have only recently begun operations.

Our principal offices are located at #114, 219 Grant Street, Saskatoon, Saskatchewan, S7N 2A1.  Our telephone number is (360)-880-2441.  Our fiscal year end is September 30.   On August 1, 2006 we staked a 405 hectare (approximately 1,000 acres) mineral claim in the Province of British Columbia, Canada using an online staking system operated by the government of British Columbia.  We have since allowed this claim to expire in favor of more promising prospects.

On May 2, 2007 we signed an option agreement to participate in the development and exploitation of a known gold resource in China with China Eastern Mining Corporation (CEM), a private company.

Transglobal has decided to abandoned this program as well due to lack of financing.

On May 30, 2007,  Transglobal Mining purchased the mineral rights to 2,865 hectares of land for the purpose of Uranium exploration in the Surprise Lake area of British Columbia.  We have not had the financing to explore this property and likewise now plan to abandoned the claim.

Operations and Twelve Month Plan

Financing

We have been meeting our financial needs more recently through loans from our President, Mr. Elgood.  These loans are unsecured interest free no terms basis.  While there is no guarantee that this will continue, Mr. Elgood has continued to lend money to us since September 30, 2007.

We are currently in the development stage and have not yet generated any revenues. At September 30, 2007 our accumulated deficit is $157,628.   Our cash was $734.

Hardware and Software

We do not have any planned expenditures in the area of hardware over the next twelve month.

Current and New Employment

Our president is the only employee, Mr. Elgood.

Professional Fees

We expect that we will require approximately $20,000 to $25,000 over the next twelve months to satisfy our legal and accounting requirements.

Including miscellaneous expenses, we will require at least $45,000 over the next twelve months to satisfy our operating expenses.  We will continue to pursue equity and debt financing.

We Carry No Insurance Policies.

We currently carry no policies of insurance to cover any type of risk to our business.

Operating Results Are Difficult to Predict.

We plan to run at a loss for at least 12 months. This means that we will rely on our continued fund raising efforts for an indefinite period of time.

ITEM 2.

Description of Property

We maintain our office at #114, 219 Grant Street, Saskatoon, Saskatchewan, Canada.

ITEM 3.

Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

Market for Registrant's Common Equity and Related Stockholders Matters

Market for Common stock

There is no market for our Common Stock.  As of  September 30, 2007 there were 54,742,500 shares of Common Stock issued and outstanding.

Recent Unregistered Sales of Securities

There have been no recent sales of unregistered securities.

Dividends

We presently plan to reinvest any future earnings in the business and, therefore, we are unlikely to declare any cash dividends in the foreseeable future. We have not declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

ITEM 6.

Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We had cash on hand in the amount of $734 as of Sept 30, 2007.  We will require additional financing to enable us to complete our twelve month plan.  Our President, Scott Elgood, has provided us with operating capital in the form of unsecured demand loans to meet our cash needs until we are self-sustaining or more additional capital is raised. As a result, there have been no substantial cash excesses.  Mr. Elgood has not made a firm commitment to continue financing and may discontinue being a source of funds at any time.  We hope to raise money through sales of common stock to private investors and/or through, institutional avenues.  Stock options may also be offered in the future, which, if exercised, could provide additional capital.

We do not know the exact specific financial requirements of the projects, products or ventures in which we may eventually participate, and therefore we do not know what our exact capital needs will be.  In addition, we may incur substantial costs in connection with any research and development and/or negotiations for business opportunities, which may deplete our assets.

We expect to incur a net loss at the end of the fiscal year September 30, 2008.  We cannot presently estimate when we may become profitable, if ever.

Results of Operations

Results of Operation for the Year Ended September 30, 2007 as compared to the Year Ended September 30, 2006

We incurred a loss of $127,081 for the fiscal year ending September 30, 2007 compared to a loss of $28,267 for the fiscal year ending September 30, 2006.  This was largely do to the fact that Transglobal Mining had tried to escalate it’s business activities in 2007.

Professional fees were $35,117 for the fiscal year ended September 30, 2007 and were $4,500 for the fiscal year ended September 30, 2006.

We earned $0  in revenues during the fiscal year September 30, 2007 and similarly had no revenues of $0 in 2006.

Liquidity and Capital Resources

We had cash of $734 as of September 30, 2007 compared to a cash position of $21,849 at September 30, 2006..  We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.

ITEM 7.

Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

ITEM 8A.

Control and Procedures

(a)

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. He concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)

Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position	Term
Scott Elgood	38	President, CEO, CFO, Director, Secretary	Sept 30, 2007- Sept 30, 2008	1 year

The sole Director named above will serve until the next annual meeting of the stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Scott Elgood

Mr. Elgood has acted as our sole Director and Officer since our inception on July 30, 2004.  Mr. Elgood is not affiliated with any other public companies and never has been.  He commits approximately 20 hours per week of his time to our business.  Mr. Elgood is responsible for our overall direction and various initiatives as needed from time to time in maintaining our company.

For the past nine years, to the present, Mr. Elgood has been a director and part owner of Elgood Development Ltd., a  real estate development company.   Through his own pursuits, he has experience researching and investing in mining stocks.   Mr. Elgood is not an expert in geology but has spent considerable time analyzing the structures of other mineral based companies prior to launching this venture.   He will rely on the information forwarded to him by the geologists he has paid to complete the studies regarding our mineral property.

Time with company

November, 2002 until present.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, none of the officers, directors or beneficial owners of more than ten percent of the Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.

Executive Compensation

We only pay Mr. Elgood a salary if the treasury levels allow a salary which they have not for most of fiscal 2007.    The salary is not being accrued.  Accordingly, no back  salary  will  ever  be  owed or paid to Mr. Elgood.

Annual Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
Awards Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under-lying Options/ SARs (1)(#)	LTIP (2) Payout ($)	All Other Compensation ($)
Scott Elgood, President and CEO	2007 2006	$ 7,200 $17,200	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

"SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2)

"LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

Employee Benefit and Consulting Services Compensation Plan.

We have not reserved any issued or granted any securities or options.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by management to beneficially own more than 5% of our common stock outstanding as of August 27, 2005 and by our officers and directors.  Except as otherwise indicated, all shares are owned directly.

Name	Common Shares Owned (1)	Percent of Class
Scott Elgood	30,000,000	54.1%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

(1)

"Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(1)

Percentage is calculated based upon 54,742,500 outstanding common shares at November 10, 2007

ITEM 12.

Certain Relationships and Related Transactions.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any transaction to which we are proposed to be a party:

(a)

any director or officer;

(b)

any proposed nominee for election as a director;

(c)

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or

(d)

any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

Scott Elgood, our sole officer and director, has made a series of unsecured, non-interest bearing demand loans to us that were necessary to keep our operations going.  At September 30, 2007, these loans totaled $56,800.

We currently do not have any policies about entering into transactions with affiliated parties. Other than this transaction, no director, executive officer or nominee for election as a director and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transactions in which the amount involved exceeds US$10,000.

Part IV

ITEM 13.

Exhibits, Financial Statements Schedules and Reports on Form 8-K

ITEM 13(a).

Exhibits.

Number

Description

3.1

Articles of Incorporation (1)

3.3

By-Laws (1)

4.1

Specimen Share Certificate (1)

23.1

Consent of Independent Auditors (1)

(1)

Incorporated by reference from Form SB-2 Registration Statement filed March 5, 2004.

Financial Statements

Financial statements, as described below, are attached hereto.

1.

Audited financial statements for the periods ending September 30, 2007 and September 30, 2006 including:

(a)

Balance Sheets;

(b)

Statements of Operations;

(c)

Statements of Cash Flows;

(d)

Statement of Stockholders' Equity;

(e)

Notes to the Financial Statements.

ITEM 13(b).

Reports on Form 8-K.

We filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2007, the period covered by this report.

ITEM 14.

Principal Accountant Fees and Services .

The following table discloses accounting fees and services which we paid to our auditor,

Type of Services Rendered	2007 Fiscal Year	2006 Fiscal Year
(a) Audit Fees	$ 9,244	$ 4,500
(b) Audit-Related Fees (eg. review of Form SB-2, Form 10-KSB, Form 10-QSB)	$ 11,452	$ Nil
(c) Tax Fees	$ Nil	$ Nil
(d) All Other Fees	$ Nil	$ Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transglobal Mining Corp.

By:

/s/ Scott Elgood

Scott Elgood, President

Dated: December 10, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Scott Elgood

Scott Elgood, Sole Director,

Principal Executive Officer,

Principal Financial Officer, and

Principal Accounting Officer

Date: December 10, 2007

EXHIBIT INDEX

Number

Description

3.1

Articles of Incorporation (1)

3.3

By-Laws (1)

4.1

Specimen Share Certificate (1)

23.1

Consent of Independent Auditors

31.1

Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Scott Elgood, Chief Executive Officer and Chief Financial Officer,

pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of

Sarbanes - Oxley Act of 2002

Independent Auditors’ Report

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity

Notes to the Financial Statements

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS

AMISANO HANSON

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Transglobal Mining Corp. (formerly Blanca Corp.) (A Pre-exploration Stage Company) as of September 30, 2007 and 2006 and the related statement of operations, cash flows and stockholders’ equity (deficiency) for the years then ended and for the period from July 30, 2004 (Date of Inception) to September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Blanca Corp. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from July 30, 2004 (Date of Inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to address this substantial doubt are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
November 26, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604

TELEPHONE:

604-689-0188

VANCOUVER CANADA

FACSIMILE:

604-689-9773

V6C 2T7

E-MAIL:

amishan@telus.net

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

BALANCE SHEETS

September 30, 2007 and 2006

(Stated in US Dollars)

ASSETS
		2007	2006

Current
Cash		$ 734	$ 21,849

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 2,806	$ 7,306
Related party loan – Notes 4 and 7		56,800	10,100

		59,606	17,406

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock, $0.001 par value
75,000,000	shares authorized
54,742,500	(2006: 54,742,500) shares issued – Note 4	54,743	54,743
Additional paid-in capital		(15,987)	(19,753)
Share subscriptions received – Note 8		60,000	-
Deficit accumulated during the pre-exploration stage		(157,628)	(30,547)

		(58,872)	4,443

		$ 734	$ 21,849

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended September 30, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

			July 30,
			2004
			(Date of
	Years ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Expenses
Accounting and legal fees	$ 35,117	$ 4,500	$ 39,617
Advertising and promotion	49,614	-	49,614
Bank charges	268	173	441
Interest expense – Note 7	3,766	-	3,766
Management fees – Note 4	7,200	17,200	26,400
Mineral property costs	5,953	604	6,557
Office and miscellaneous	7,144	927	8,351
Telephone	1,670	2,255	3,925
Transfer agent and filing fees	5,944	120	6,064
Travel	2,488	2,488	4,976
Write-off of website costs	7,917	-	7,917

Net loss for the period	$ (127,081)	$ (28,267)	$ (157,628)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	54,742,500	37,884,973

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

			July 30,
			2004
			(Date of
	Years ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (127,081)	$ (28,267)	$ (157,628)
Items not affecting cash:
Interest expense	3,766		3,766
Management fees	-	-	2,000
Write-off of website costs	7,917	-	7,917
Changes in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	(4,500)	7,026	2,806

Cash used in operating activities	(119,898)	(21,241)	(143,139)

Financing Activities
Capital stock issued	-	32,990	32,990
Share subscriptions received	60,000	-	60,000
Increase in related party loan	46,700	10,100	56,800

Cash provided by financing activities	106,700	43,090	149,790

Investing Activity
Website costs	(7,917)	-	(7,917)

Cash used in investing activity	(7,917)	-	(7,917)

Increase (decrease) in cash during the period	(21,115)	1,849	734

Cash, beginning of the period	21,849	-	-

Cash, end of the period	$ 734	$ 21,849	$ 734

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period July 30, 2004 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

					Deficit
					Accumulated
					During the
			Additional	Share	Pre-
	*Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Received	Stage	Total

Capital stock issued for services – at $0.000067	30,000,000	$ 30,000	$ (28,000)	$ -	$ -	$ 2,000
Net loss for the period	-	-	-	-	(2,280)	(2,280)

Balance, as at September 30, 2004 and 2005	30,000,000	30,000	(28,000)	-	(2,280)	(280)
Capital stock issued for cash – at $0.0013	24,742,500	24,743	8,247	-	-	32,990
Net loss for the year	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	54,742,500	54,743	(19,753)	-	(30,547)	4,443
Imputed interest – Note 7	-	-	3,766	-	-	3,766
Share subscription received – Note 8	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	54,742,500	$ 54,743	$ (15,987)	$ 60,000	$ (157,628)	$ (58,872)

* On July 29, 2006, the Company’s shares were forward split on a 15 new for 1 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this forward split.

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004 and is extra provincially registered in British Columbia, Canada.  On April 18, 2007, the Company changed its name to Transglobal Mining Corp.  The Company is in the pre-exploration stage and has a mineral property located in British Columbia and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain the necessary financing to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $157,628 since its inception, has a working capital deficiency of $58,872 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 2

Note 2

Summary of Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Website

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.  Costs incurred to develop the website are capitalized and will be written off if it is determined that they do not have any future alternative use.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 3

Note 2

Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”), No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 4

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company’s financial statements issued in 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3

Mineral Properties

Atlin, British Columbia

By an agreement dated May 30, 2007, the Company acquired seven mineral claims located in the Atlin Mining Division of British Columbia, Canada by paying $2,000.  Subsequent to this acquisition, the Company abandoned these claims.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 5

Note 3

Mineral Properties – (cont’d)

Atlin, British Columbia – (cont’d)

Also during the year ended September 30, 2007, the Company abandoned one mineral claim located in the same district as noted above that had been staked by the Company in a prior year.

Beitumenzhi Property, China

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

During the year ended September 30, 2007, the Company decided to abandon this option.

Note 4

Related Party Transactions – Note 7

The Company was charged the following by a director of the Company:

July 30, 2004
(Date of
	Years ended		Inception) to
	September 30,		September 30,
	2007	2006	2007

Management fees	$ 7,200	$ 17,200	$ 26,400

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

During the period ended September 30, 2004, the Company issued 30,000,000 common shares for $2,000 to a director of the Company.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 6

Note 5

Deferred Tax Assets

The Company’s income tax expense (benefit) for the years ended September 30, 2007 and 2006 differed from the United States statutory rates:

	Years ended
	September 30,
	2007	2006

Effective tax rate	26%	15%

Statutory rate applied to loss before income taxes	$ (32,812)	$ (4,240)
Increase in income taxes resulting from:
Other, including reserve for deferred tax asset and effect of graduated tax rates	32,812	4,240

	$ -	$ -

The significant components of the Company’s deferred tax assets are as follows:

	2007	2006

Deferred tax assets
Non-capital loss carryforward	$ 44,725	$ 4,582
Less: valuation allowance for deferred tax asset	(44,725)	(4,582)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At September 30, 2007, the Company has net operating loss carryforwards, which expire commencing in 2025, totalling approximately $158,000 the benefit of which has not been recorded in the financial statements.

Transglobal Mining Corp.

(formerly Blanca Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

September 30, 2007 and 2006

(Stated in US Dollars) – Page 7

Note 7

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the year ended September 30, 2007, the Company recorded the imputed interest expense of 3,766 (10%) to the director of the Company.  Additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to September 30, 2004, the Company issued 30,000,000 common shares of the Company to a director of the company for management fees totalling $2,000.

These transactions have been excluded from the statements of cash flows.

Note 8

Commitments

By a private placement agreement dated April 30, 2007, the Company received share subscriptions of $60,000 with respect to the issuance of 75,000 common shares at $0.80 per share.