Form 10QSB
period 2007-12-31
Transglobal Mining Corp.
filed 2008-02-11
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number -  333-140024

Transglobal Mining Corp.

(Exact name of Small Business Issuer as specified in its charter)

                                              Nevada                                                            20-4993888

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  54,742,500 shares of Common Stock as at December 31, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

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

Yes  [  ]   No   [ X ].

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Our unaudited financial statements for the three months ended December 31, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended December 31, 2007 include:

(a)

Balance Sheet as of December 31, 2007, and September 30, 2007;

(b)

Statement of Operations – three months ended December 31, 2007, and 2006 and July 30, 2004 (Date of Inception) to December 31, 2007;

(c)

Statement of Cash flows –  three months ended December 31, 2007 and 2006 and July 30, 2004 (Date of Inception) to December 31, 2007,

(d)

Statement of Changes in Stockholders' Equity (Deficiency); and

(e)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending September 30, 2008.

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

December 31, 2007 and September 30, 2007

(Stated in US Dollars)

(Unaudited)

	December 31,	September 30,
	2007	2007
ASSETS

Current
Cash	$ 419	$ 734

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 15,018	$ 2,806
Related party loan – Notes 3 and 4	58,300	56,800

	73,318	59,606

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
75,000,000 shares authorized
54,742,500 (September 31, 2007: 54,742,500) shares issued	54,743	54,743
Additional paid-in capital	(14,532)	(15,987)
Share subscriptions – Note 5	60,000	60,000
Deficit accumulated during the pre-exploration stage	(173,110)	(157,628)

	(72,899)	(58,872)

	$ 419	$ 734

SEE ACCOMPANYING NOTES

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended December 31, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Expenses
Accounting and legal fees	$ 13,228	$ 3,100	$ 52,845
Advertising and promotion	-	-	49,614
Bank charges	44	32	485
Interest expense – Note 4	1,455	403	5,221
Management fees – Note 3	-	4,000	26,400
Mineral property costs	-	3,953	6,557
Office and miscellaneous	-	1,259	8,351
Telephone	-	1,028	3,925
Transfer agent and filing fees	755	2,000	6,819
Travel	-	2,488	4,976
Write-off of website costs	-	-	7,917

Net loss for the period	$ (15,482)	$(18,263)	$ (173,110)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	54,742,500	54,742,500

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2007 and 2006 and

for the period July 30, 2004 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

			July 30,
			2004
			(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (15,482)	$ (18,263)	$ (173,110)
Items not affecting cash:
Interest expense	1,455	403	5,221
Management fees	-	-	2,000
Write-off of website costs	-	-	7,917
Changes in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	12,212	2,000	15,018

Cash used in operating activities	(1,815)	(15,860)	(142,954)

Financing Activities
Capital stock issued	-	-	32,990
Share subscriptions received	-	-	60,000
Increase in related party loan	1,500	20,000	58,300

Cash provided by financing activities	1,500	20,000	151,290

Investing Activity
Website costs	-	-	(7,917)

Cash used in investing activity	-	-	(7,917)

Increase (decrease) in cash during the period	(315)	4,140	419

Cash, beginning of the period	734	21,849	-

Cash, end of the period	$ 419	$ 25,989	$ 419

Non-cash Transaction – Note 4

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period July 30, 2004 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
					During the
			Additional	Share	Pre-
	*Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Received	Stage	Total

Capital stock issued for services – at $0.000067	30,000,000	$ 30,000	$ (28,000)	$ -	$ -	$ 2,000
Net loss for the period	-	-	-	-	(2,280)	(2,280)

Balance, as at September 30, 2004 and 2005	30,000,000	30,000	(28,000)	-	(2,280)	(280)
Capital stock issued for cash – at $0.0013	24,742,500	24,743	8,247	-	-	32,990
Net loss for the year	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	54,742,500	54,743	(19,753)	-	(30,547)	4,443
Imputed interest	-	-	3,766	-	-	3,766
Share subscription received	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	54,742,500	54,743	(15,987)	60,000	(157,628)	(58,872)
Imputed interest – Note 4	-	-	1,455	-	-	1,455
Net loss for the period	-	-	-	-	(15,482)	(15,482)

Balance, December 31, 2007	54,742,500	$ 54,743	$ (14,532)	$ 60,000	$ (173,110)	$ (72,899)

* On July 29, 2006, the Company’s shares were forward split on a 15 new for 1 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this forward split.

TRANSGLOBAL MINING CORP.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2007 financial statements.  Operating results for the period ended December 21, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $173,110 since its inception, has a working capital deficiency of $72,899 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

On April 18, 2007, the Company changed its name from Blanca Corp. to Transglobal Mining Corp.

Note 3

Related Party Transactions – Note 4

The Company was charged the following by a director of the Company:

July 30, 2004
(Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Management fees	$ -	$ 4,000	$ 26,400

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended December 31, 2007, the Company recorded the imputed interest expense of $1,455 (2006: $403) (10%) to the director of the Company.  Additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to December 31, 2007, the Company issued 30,000,000 common shares of the Company to a director of the company for $2,000.

These transactions have been excluded from the statements of cash flows.

Note 5

Commitments

By a private placement agreement dated April 30, 2007, the Company received subscriptions of $60,000 with the respect to the issuance of 75,000 common shares at $0.80 per share.

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

On May 30, 2007, Transglobal Mining purchased the mineral rights to 2,865 hectares of land for the purpose of Uranium exploration in the Surprise Lake area of British Columbia.  We have not had the financing to explore this property and likewise have abandoned the claim.

Operations and Twelve Month Plan

Financing

We have been meeting our financial needs more recently through loans from our President, Mr. Elgood.  These loans are unsecured interest free no terms basis.  While there is no guarantee that this will continue, Mr. Elgood has continued to lend money to us since September 30, 2007.  At this point Transglobal Mining hopes to attain further financing and pursue better quality mining projects moving forward.  No such projects have been identified at this point.

RESULTS OF OPERATIONS

We incurred a loss of $15,482 for the three months ended December 31, 2007, compared to a loss of $18,263 for the three months ended December 31, 2006.  Professional fees were $13,228 for the three months ended December 31, 2007 and $3,100 for the corresponding quarter of December 31, 2006 again because the company was not active for this previous period.  Management expense totalled $0 for the three months ended December 31, 2007 and $4,000 for the three months ending December 31, 2006.   We are engaged in business for profit, but cannot predict future profitability.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $419 as of December 31, 2007 which reflects the cash depleted condition of the company.  We anticipate that we will operate at a loss for the foreseeable future. We hope to expand our team as soon as possible but there is no indication that this is inevitable.  Our management is currently providing capital through debt financing.  We have no agreements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete any plan of operations.

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

Dated: February 5, 2008

Transglobal Mining Corp.

By:

/s/Scott Elgood

Scott Elgood, President

(Principal Executive Officer,

 Principal Financial Officer, and