Form 10QSB
period 2008-03-31
Transglobal Mining Corp.
filed 2008-05-09
CIK 1384195

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly and three month period ended March 31, 2008

OR

___	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 1-100

RING ENERGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

_____ Nevada_____	___ 92374___
State of Incorporation	301 9th St. , Box 400, Suite 412	Zip Code
_______ Redlands, CA_________

Address of principal executive offices

________ (909) 798-8394_________	____________ 98-0495938_________
Registrant’s telephone number, including area code	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act:

Common -
$0.001 Par Value	______________ None____________
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:             None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X      Yes     ____  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)      X      Yes     ____  No

There were 3,041,250 shares of common stock outstanding on April 25, 2008 of an authorized 75,000,000 shares.

Transitional Small Business Disclosure Format.	______ Yes	___X___ No

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED).

Page Number

FORWARD-LOOKING STATEMENTS AND RISKS

______________________________________________________________

Forward-Looking Statements

     Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-QSB and the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, oil and gas acquisition and development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability   to find,    acquire,   market, develop and

produce properties, operating hazards attendant to the oil and natural gasbusiness, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost o f material and equipment, environmental risks, the results of financing efforts, regulatory developments.

     Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

     In addition, the Company is in a transition period, with the Company considering various “going forward” opportunities that may materially alter its financing, structure, and specific business which , may in turn, significantly affect current estimates or projections.

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-QSB or presented in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

RING ENERGY, INC. (formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Balance Sheets

ASSETS

	March 31,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$ 23,630	$ 734
Prepaid expenses	100	-

Total Current Assets	23,730	734

TOTAL ASSETS	$ 23,730	$ 734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ -	$ 2,806
Shareholder loan (Note 3)	25,000	-
Related party loan (Note 3 and 4)	-	56,800

Total Current Liabilities	25,000	59,606

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock authorized: 75,000,000 shares at $0.001 par value; 3,041,250 shares issued and outstanding	3,041	3,041

Additional paid-in capital	112,248	35,715
Share subscriptions (Note 5)	60,000	60,000
Deficit accumulated during the pre-exploration stage	(176,559)	(157,628)

Total Stockholders' Equity (Deficit)	(1,270)	(58,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$ 23,730	$ 734

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					July 30,
	For the Three Months Ended		For the Six Months Ended		2004 through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and legal fees	1,216	15,528	14,444	18,628	54,061
Advertising and promotion	-	-	-	-	49,614
Bank charges	115	18	159	50	600
Interest expense	-	792	1,455	1,194	5,221
Management fees	-	2,000	-	6,000	26,400
Mineral property costs	-	-	-	3,953	6,557
Office and miscellaneous	-	3,080	-	4,339	8,351
Postage and delivery	85	-	85	-	85
Telephone	-	642	-	1,670	3,925
Transfer agent and filing fees	2,033	1,966	2,788	3,966	8,852
Travel	-	-	-	2,488	4,976
Write-off of website costs	-	-	-	-	7,917

NET LOSS FOR THE PERIOD	$ (3,449)	$ (24,026)	$ (18,931)	$ (42,288)	$ (176,559)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,041,250	3,041,250	3,041,250	3,041,250

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on July 30, 2004 through March 31, 2008

					Deficit
					Accumulated
					During the
			Additional	Share	Pre-
	Common Shares		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Received	Stage	Total

Capital stock issued for services at $0.0012	1,666,667	$ 1,667	$ 333	$ -	$ -	$ 2,000

Net loss for the period	-	-	-	-	(2,280)	(2,280)

Balance,
September 30, 2004 and 2005	1,666,667	1,667	333	-	(2,280)	(280)

Capital stock issued for
cash at $0.024	1,374,583	1,374	31,616	-	-	32,990

Net loss for the year	-	-	-	-	(28,267)	(28,267)

Balance,
September 30, 2006	3,041,250	3,041	31,949	-	(30,547)	4,443

Imputed interest	-	-	3,766	-	-	3,766

Share subscription
received	-	-	-	60,000	-	60,000

Net loss for the period	-	-	-	-	(127,081)	(127,081)

Balance,
September 30, 2007	3,041,250	3,041	35,715	60,000	(157,628)	(58,872)

Imputed interest
(Note 4) (unaudited)	-	-	1,455	-	-	1,455

Forgiveness of related
party debt (Note 4)
(unaudited)	-	-	75,078	-	-	75,078

Net loss for the period
(unaudited)	-	-	-	-	(18,931)	(18,931)

Balance,
March 31, 2008
(unaudited)	3,041,250	$ 3,041	$ 112,248	$ 60,000	$ (176,559)	$ (1,270)

*Effective March 31, 2008 the Company's shares were reverse split on a 1 new for 18 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this reverse split

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			July 30,
	For the Six Months Ended		2004 through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (18,931)	$ (42,288)	$ (176,559)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest expense	1,455	1,194	5,221
Management fees	-	-	2,000
Write-off of website costs	-	-	7,917
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(100)	-	(100)
Increase (decrease) in accounts payable and
accrued liabilities	(2,806)	(2,499)	-

Net Cash Used by Operating Activities	(20,382)	(43,593)	(161,521)

CASH FLOWS FROM INVESTING ACTIVITIES

Website Costs	-	-	(7,917)

Net Cash Used by Investing Activities	-	-	(7,917)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital stock issued	-	-	32,990
Share subscriptions received	-	-	60,000
Proceeds from shareholder loan	25,000	-	25,000
Proceeds from related party loan	18,713	23,700	75,513
Payments on related party loan	(435)	-	(435)

Net Cash Used by Financing Activities	43,278	23,700	193,068

NET INCREASE (DECREASE) IN CASH	22,896	(19,893)	23,630

CASH AT BEGINNING OF PERIOD	734	21,849	-

CASH AT END OF PERIOD	$ 23,630	$ 1,956	$ 23,630

The accompanying notes are an integral part of these financial statements.

  RING ENERGY, INC.

(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)

Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 –     INTERIM REPORTING

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2007 financial statements. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

NOTE 2 –      GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $176,559 since its inception, has a working capital deficiency of $1,270 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has nor formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

On March 20, 2008, 34 shareholders of the Company sold approximately 98% of the issued and outstanding shares in the Company to a group of 49 shareholders who acquired 54,456,615 common shares from the selling group, 30,000,000 of which were restricted securities held by the Company’s majority shareholder, Mr. Scott Elgood.

At the time of the sale Mr. Elgood resigned as a director and the Company’s sole officer and Robert “Steve” Owens, Robert Morely, and Michael F. Harland were appointed to the board of directors, with Mr. Owens being the sole officer of the Company.

On March 20, 2008, the Company changed its name from Transglobal Mining Corp. to Ring Energy, Inc. and effected 18:1 reverse stock split. Prior to the reverse split, there were 54,742,500 shares issued and outstandingimssc after the split, there are now 3,041,250 shares deemed issued and outstanding.

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)

Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3 –      RELATED PARTY TRANSACTIONS

     The Company was charged the following by a director of the Company:

From
Inception on
July 30,
	For the Six	Months Ended	2004 through
	Mar	ch 31,	March 31,
	2008	2007	2008

Management Fees	$ -	$ 6,000	$ 26,400

During the six months ended March 31, 2008 and 2007, two individuals advanced the Company $18,713 and $25,700, respectively and the Company made payments on these loans totaling $435 and $0, respectively.

During the six months ended March 31, 2008, a shareholder advanced the Company $25,000. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

NOTE 4 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the six months ended March 31, 2008, the Company recorded imputed interest expense of $1,455 (2007:$1,194) (10%) to the former director of the Company. Additional paid-in capital has been increased accordingly.

During the six months ended March 31, 2008, two individuals forgave amounts due them by the Company totaling $75,078. As these amounts owed were due to related parties, additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to September 30, 2005, the Company issued 1,666,667 common shares of the Company to a former director of the company for $2,000.

These transactions have been excluded from the statements of cash flows.

NOTE 5 –      COMMITMENTS

By a private placement agreement dated April 30, 2007, the Company received subscriptions of $60,000 with the respect to the issuance of 75,000 common shares at $0.80 per share.

RING ENERGY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

     The condensed financial statements for the pe riod ended March 31, 200 8 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, which report has been filed with the Securities and Exchange Commission. The Annual Report will be available from the Company’s website as established, and online at the Securities and Exchange Commission website at www.sec.gov/edgar .

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The company was originally organized as a Nevada Corporation of record on July 30, 2004 under the name of Blanca Corp. The initial purpose of the corporation was to engage in mining operations. The name of the corporation was changed of record on April 18th , 2007 to Transglobal Mining Corp. In March, 2008 incident to the following described majority share acquisition, the name was again changed to Ring Energy, Inc.

     From its inception, the corporation intended to engage in various mining development operations within the United States and Canada up to a recent majority share acquisition, as subsequently reported. It maintain ed its principal place of business in Saskatoon, SK, Canada , prior to the recent majority share acquisition. During 2006, the company “staked ” a 405 hectare mineral claim in British Columbia, Canada, but no longer has any interst in that claim. In 2007, the company entered into various option agreements for the development of gold resources in China with China Eastern Mining Corporation, but since abandoned those interests. Also in 2007, the company purchased 2,865 hectares of land for the purposes of uranium exploration in the Surprise Lake Area, of British Columbia, the company has now abandoned those claims. As of the date of the majority share acquisition in March, 2008, as subsequently described, the company ownership changed to a new group of shareholders and new management and directors were installed. At the time of the majority share acquisition closing, and as a condition to such closing, the company divested itself from all assets and liabilities, such that the company acquired as of the date of the majority share acquisition was a true “ shell” corporation .

     On or about March 20th , the company changed of record its name in Nevada, to Ring Energy, Inc. and intends to go forward under that name with a new business purpose being the acquisition  and development of oil and gas properties and the marketing of oil and gas products derived from those properties. It is not presently determined exactly how the company will proceed to acquire and develop oil and gas properties or whether the interests acquired will be primarily working interest or royalty interests or whether the company will be able to acquire sufficient interest to act as an operator in any potential oil and gas properties acquired. These future business activities and plans will be subsequently determined by the board of directors and will be discussed on an ongoing basis with shareholders through the subsequent periodic public reports to be filed by the company. At the present time, there are no commitments, options or rights to acquire any particular oil and gas properties and none of them have been identified for acquisition to date.

     Also, incident to the closing of the majority share acquisition , the company approved by a majority shareholder consent resolution a reverse split of eighteen-to-one (18:1) of its issued shares, decreasing the issued and outstanding shares from 54,742,500 to 3,041,250 shares. Approximately 83 shareholders participated in the majority share acquisition in which 54,456,615 shares were acquired from 34 shareholders by 49 new shareholders resulting in total of approximately 62 present shareholders in the company.

Summary of Current Events –

        As generally described above, the company was acquired on March 20th , 2008 by a new group of majority shareholders. Pursuant to the closing of the majority share acquisition, Mr. Robert “ Steve” Owens (age 65) was appointed by the resigning board as a chairman of the board, along with Mr. Robert J. Morley (age 62) as a director and, Mr. Michael F. Harland (age 64) as a director. Mr. Steve Owens is currently serving as the sole officer of the company in the capacity as a president/CEO and treasurer/secretary.

     Biographical information for the new directors appointed to the board, as described above, have been filed and made of record in the recent 8-K filing by the company and will also be included in the next 10-K filing by the company, as then constitute d, in September, 2008.

      T he company is currently trading on the OTCBB (Electronic Bulletin Board) under its prior name “ Transglobal Mining Corp.”, symbol TMNC, but anticipates shortly approval of a new trading symbol under its current name.

     The company is presently in the process of completing the offering information necessary to attempt a private placement offering for up to $1.5 million dollars and from which it intends to use the net proceeds to acquire and develop as yet undetermined oil and gas properties and products. Until the completion of that accredited investor only private placement offering, the company will have no material assets and intends to repay its reorganizational loan from a principal shareholder in the amount of approximately $25,000.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

      The Company will accounts for its intended oil and natural gas properties under the full cost method of accounting. Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have also experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

     At March 31, 2008, the Company had minimal assets of $23,730 compared to current liabilities of approximately $25,000. The company currently has working capital of approximately $23,730, no revenues and an accumulated deficit of approximately $157,628.

During the second quarter of the company’ s current fiscal year, ending March 31st , 2008, there were no significant capital expenditures. The company had only the minimum amount of capitalization as listed on its financial statements and did not attempt to engage in any active business purposes, and primarily devoted its effort to the completion of the described majority share acquisition resulting in the change of managment , name, and business purpose. These matters are more fully accounted for in the financial statement appearing earlier in this report.

     The Company believes that an anticipated accredited investor only private placement offering of $900,000 to $1,500,000 will be sufficient to cover its working capital requirements for the next 12 months and initiate its current oil and gas acquisition activities. In connection with undertaking any significant acquisition or funding of an exploratory or development drilling program, additional debt or equity financing may be required, which may or may not be available on terms that are acceptable to the Company. The completion of this intended offering or other alternative financing, none of which can be assured, will be necessary for the company to continue.

     While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations will have a material effect on the Company.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

      In neither of the above comparable period s, did the company have any revenues or income.

D uring the 2007 period, the company had ongoing expenses which were financed from capital contributions from one or more of its principal shareholders.

     For the comparable period of 2008, the company had less expenses , and most of the expenses which were incurred were paid by the selling shareholders involved in the majority share sale transaction . Even though the company may have been a collateral beneficiary of some of those transactions, they did not involve direct company expenditures or costs. The remaining small residual amount of cash in the company at the time of the majority share acquisition was distributed out to the then management for partial payment of accrued salary or costs, so that there were no assets transferred in the company as of the majority share acquisition closing on March 20th , 2008.

Six Months ended March 31, 2008 compared to the six months ended March 31, 2007.

      The financial st atements for the company as generally described for the quarterly period would have been substantially the same for the sixth month period as the company did not have revenues or income during that computable period.

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As previously outlined above, the company is now essentially a shell company having been acquired in a majority share acquisition and reorganized to an oil and gas company under the name of Ring Energy, Inc. At the present time, the company has no assets, revenues, or specific business purpose which constitutes a risk factor to anyone wishing to participate in the company. The company does intend to go forward in the near future with a private placement offering, the outcome of which cannot be warranted or assured to prospective participants or investors in the company. I f the company is successful in completing its intended private placement offering, as generally outlined above, there will remain certain risk as to whether suitable oil and gas properties can be acquired on a commercially feasible basis. Additional risk may arise from whether the company has sufficient capital to acquire and develop oil and gas properties and to develop and market any product from those properties. There is also an inherent risk in any oil and gas development program which may arise out of such typical risk factors as the drilling of dry or non-commercial wells, completion problems, and fluctuations in oil and gas prices. There are also significant environmental risks in oil and gas development, as well as significant government regulation.

     Should the company be successful in its private placement offering, it may still not be sufficiently capitalized to acquire or develop oil and gas properties on a commercial basis. All of these factors should be considered by anyone participating in or investing in the company.

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 1, 2008, our Chief Executive Officer and Chief Financial Officer (the “ Certifying Officers” ) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financials Reporting

     Further there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The company has not engaged in any legal proceedings at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS

      The company did not issue any shares during the second quarter ending March 31st , 2008. A group of the majority shareholders did transfer their share ownership in the company, as previously described, but this did not involve or required any issuance of shares by the company, nor create any proceeds for the company .

      The company is tentatively planning on engaging in an accredited investor only private placement offering as generally described above during the third fiscal quarter and will report the results of such private placement offering in its regular periodic reports.

ITEM 3. DEFAULTS OF UPON SENIOR SECURITIES

      The company has no senior securities and hence no defaults in any such senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      During the second quarter ending March 31st , 2008, the majority shareholders of the company subsequent to the majority share acquisition agreed , pursuant to a majority shareholder consent resolution under Nevada law, to change the name of the corporation to Ring Energy, Inc. and to authorize a 18:1 reverse stock split of the issued and outstanding shares. Because these matters were approved by a majority shareholder consent resolution, there was no requirement of shareholder notice or meeting under Nevada law. The results of the shareholder actions were reported above under the Description of the Majority Share Acquisition.

ITEM 5 . SUBSEQUENT EVENTS

     The company has included as part of this report, various material events that occurred or are anticipated to occur shortly after the end of the reporting period on March 31, 2008. The most significant being the intended private placement offering and anticipated oil and gas activities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Acting Chief Financial Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*     Filed herewith

(b) The following reports on Form 8-K is with Exhibits were filed by Registrant during or related to the quarter ended March 31, 2008** :

 8-K Report filed March 20th , 2008 describing the majority share acquisition and new management.

8-K Report filed April 14th , 2008 (and reported herein as a subsequent event) describing reorganization of the company after the majority share acquisition and the new principal shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: May 8, 2007	By:	/s/ Robert “Steve” Owens
Robert “Steve” Owens President/CEO Acting Chief Financial Officer