Form 10-Q
period 2008-06-30
RING ENERGY, INC.
filed 2008-08-14
CIK 1384195

__________________________________________________

FORM 10-Q

(Small Company Filing)

____________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the           quarterly and three month period ended June 30, 2008

OR

___	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 1-100

RING ENERGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

_____Nevada	_____92373____
State of Incorporation	301 9th St., Suite 412	Zip Code
________Redlands, CA_______

Address of principal executive offices

(909) 798-8394_________ _	____________98-0495938__________
Registrant’s telephone number, including area code	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act:

Common -
$0.001 Par Value	____________None_____________
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         X Yes ______No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act) X Yes _____ No

There were 3,541,250 shares of common stock outstanding on June 30, 2008 of an authorized 75,000,000 shares.

Transitional Small Business Disclosure Format.	X	Yes	No

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND COMPARATIVE PERIODS (UNAUDITED).

Page Number

FORWARD-LOOKING STATEMENTS AND RISKS	2

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	11

PART II. OTHER INFORMATION	12

Item 5.	Material Subsequent Events	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures	13

Certifications	14

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital,  development and exploration  expenditures (including  the amount  and  nature  thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, oil and gas acquisition and development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments.

Reserve engineering for and oil and gas company is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

In addition, the Company is in a transition period, with the Company considering various “going forward” opportunities that may materially alter its financing, structure, and specific business; which, may in turn, significantly affect current estimates or projections.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$ 1,349,958	$ 734
Prepaid expenses	103,457	-

Total Current Assets	1,453,415	734

TOTAL ASSETS	$ 1,453,415	$ 734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 317	$ 2,806
Shareholder loan (Note 3)	-	-
Related party loan (Note 3 and 4)	-	56,800

Total Current Liabilities	317	59,606

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock authorized: 75,000,000 shares at $0.001
par value; 3,541,250 and 3,041,250 shares issued and
outstanding, respectively (Note 6)	3,541	3,041
Additional paid-in capital	1,611,748	35,715
Share subscriptions (Note 5)	60,000	60,000
Deficit accumulated during the pre-exploration stage	(222,191)	(157,628)

Total Stockholders' Equity (Deficit)	1,453,098	(58,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$ 1,453,415	$ 734

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					July 30,
	For the Three Months Ended		For Nine Months Ended		2004 through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and legal fees	18,254	13,012	32,698	31,640	72,315
Advertising and promotion	-	46,494	-	46,494	49,614
Bank charges	50	173	209	223	650
Consulting Fees	17,143	-	17,143	-	17,143
Interest Expense	-	1,165	1,455	2,359	5,221
Management Fees	-	-	-	6,000	26,400
Mineral Property Costs	-	2,000	-	5,953	6,557
Office and Miscellaneous	-	2,807	-	7,145	8,351
Postage and Delivery	362	-	447	-	447
Professional Fees	95	-	95	-	95
Rent Expense	1,500	-	1,500	-	1,500
Telephone	404	-	404	1,670	4,329
Transfer Agent and Filing Fees	7,824	1,417	10,612	5,383	16,676
Travel	-	-	-	2,488	4,976
Write-off of website costs	-	-	-	-	7917

NET LOSS FOR THE PERIOD	$ (45,632)	$ (67,068)	$ (64,563)	$ (109,355)	$ (222,191)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,272,019	3,041,250	3,117,892	3,041,250

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
					During the
			Additional	Share	Pre-
	Common Shares		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Received	Stage	Total

Balance,
September 30, 2007	3,041,250	$ 3,041	$ 35,715	$ 60,000	$ (157,628)	$ (58,872)

Imputed Interest
(Note 4) (unaudited)	-	-	1,455	-	-	1,455

Forgiveness of
related party debt
(Note 4) (unaudited)	-	-	75,078	-	-	75,078

Capital stock issued for
cash at $3.00
(Note 6) (unaudited)	500,000	500	1,499,500	-	-	1,500,000

Net loss for the period
(unaudited)	-	-	-	-	(64,563)	(64,563)

Balance,
June 30, 2008
(unaudited)	3,541,250	$ 3,541	$ 1,611,748	$ 60,000	$ (222,191)	$ 1,453,098

*Effective March 31, 2008 the Company's shares were reverse split on a 1 new for 18 old basis. The number of shares issued, par value and additional paid-in capital have been restated to reflect this reverse split

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.
(A Pre-exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			July 30,
	For the Nine Months Ended		2004 through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (64,563)	$ (109,354)	$ (222,191)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest expense	1,455	2,359	5,221
Management fees	-	-	2,000
Write-off of website costs	-	-	7,917
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(103,457)	-	(103,457)
Increase (decrease) in accounts payable and
accrued liabilities	(2,489)	(500)	317

Net Cash Used by Operating Activities	(169,054)	(107,495)	(310,193)

CASH FLOWS FROM INVESTING ACTIVITIES

Website costs	-	(7,917)	(7,917)

Net Cash Used by Investing Activities	-	(7,917)	(7,917)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital stock issued	1,500,000	-	1,532,990
Share subscriptions received	-	60,000	60,000
Proceeds from shareholder loan	27,000	-	27,000
Payments on shareholder loan	(27,000)	-	(27,000)
Proceeds from related party loan	18,713	45,900	75,513
Payments on related party loan	(435)	-	(435)

Net Cash Used by Financing Activities	1,518,278	105,900	1,668,068

NET INCREASE (DECREASE) IN CASH	1,349,224	(9,512)	1,349,958

CASH AT BEGINNING OF PERIOD	734	21,849	-

CASH AT END OF PERIOD	$ 1,349,958	$ 12,337	$ 1,349,958

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

June 30, 2008 and September 30, 2007

NOTE 1 –	INTERIM REPORTING

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2007 financial statements. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

NOTE 2 –	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $222,191 since its inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

On March 20, 2008, 34 shareholders of the Company sold approximately 98% of the issued and outstanding shares in the Company to a group of 49 shareholders who acquired 54,456,615 pre-split common shares from the selling group, 30,000,000 pre-split of which were restricted securities held by the Company’s majority shareholder, Mr. Scott Elgood.

At the time of the sale Mr. Elgood resigned as a director and the Company’s sole officer and Robert “Steve” Owens, Robert Morely, and Michael F. Harland were appointed to the board of directors, with Mr. Owens being the sole officer of the Company.

On March 20, 2008, the Company changed its name from Transglobal Mining Corp. to Ring Energy, Inc. and effected 18:1 reverse stock split. Prior to the reverse split, there were 54,742,500 shares issued and outstanding; after the split, there are now 3,041,250 shares deemed issued and outstanding.

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

June 30, 2008 and September 30, 2007

NOTE 3 –	RELATED PARTY TRANSACTIONS

The Company was charged the following by a director of the Company:

From
Inception on
July 30,
For the Nine Months Ended	2004 trough
___________June 30,_ ______	June 30,
____2008____	____2007____	____2008____

Management fees	$	$6,000	$26,400

During the nine months ended June 30, 2008 and 2007, two individuals advanced the Company $18,713 and $25,700, respectively and the Company made payments on these loans totaling $435 and $0, respectively.

During the nine months ended June 30, 2008, two shareholders advanced the Company $25,000 and $2,000, respectively and the Company made payments on these loans totaling $25,000 and $2,000, respectively. These loans were unsecured, non-interest bearing and had no specific terms for repayment.

NOTE 4 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the nine months ended June 30, 2008, the Company recorded imputed interest expense of $1,455 (2007:$1,194) (10%) to the former director of the Company. Additional paid-in capital has been increased accordingly.

During the nine months ended June 30, 2008, two individuals forgave amounts due them by the Company totaling $75,078. As these amounts owed were due to related parties, additional paid-in capital has been increased accordingly.

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

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Notes to the Financial Statements

June 30, 2008 and September 30, 2007

NOTE 6 – COMMON STOCK ISSUANCES

During the period May 16, 2008 to May 23, 2008, the Company sold 500,000 shares of its restricted common stock in a private placement at $3.00 per share.

RING ENERGY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the period ended June 30, 2008 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 and the 10-Q report for the period ending June 30, 2008, these reports have been filed with the Securities and Exchange Commission. The Annual Report and Quarterly Reports can be obtained from the Company and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company was originally organized as a Nevada Corporation of record on July 30, 2004 under the name of Blanca Corp. The initial purpose of the corporation was to engage in mining operations. The name of the corporation was changed of record on April 18th, 2007 to Transglobal Mining Corp. Each of these events occurred during the tenure of a prior and unrelated management group.

From its inception, the corporation intended to engage in various mining development operations within the United States and Canada up to a recent majority share acquisition in March 2008, as previously reported. It maintained its principal place of business in Saskatoon, SK, Canada, prior to the recent majority share acquisition. During 2006, the company “staked” a 405 hectare mineral claim in British Columbia, Canada, but no longer has any interst in that claim. In 2007, the company entered into various option agreements for the development of gold resources in China with China Eastern Mining Corporation, but since abandoned those interests. Also in 2007, the company purchased 2,865 hectare of land for the purposes of uranium exploration in the Surprise Lake Area, of British Columbia; the company now has abandoned those claims. As of the date of the majority share acquisition in March, 2008, as subsequently described, the company ownership changed to a new group of shareholder and new management and directors were installed. At the time of the majority share acquisition closing, and as a condition to such closing, the company divested itself from all assets and liabilities, such that the company acquired as of the date of the majority share acquisition was a true “shell” corporation.

On or about March 20th, the company changed of record its name in Nevada, to Ring Energy, Inc. and intends to go forward under that name with a new business purpose being the acquisition and development of oil and gas properties and the marketing of oil and gas products derived from those properties. It is not presently determined exactly how the company will proceed to acquire and develop oil and gas properties; whether the interests acquired will be primarily working interest or royalty interest; or whether the company will be able to acquire sufficient interest to act as an operator in any potential oil and gas properties acquired. These future business activities and plans will be subsequently determined by the board of directors and will be discussed on an ongoing basis with shareholders through the subsequent periodic reports to be filed by the company. At the present time, there are no commitments, options or rights to acquire any particular oil and gas properties and none have been identified for acquisition to date.

During the second calendar quarter of 2008 and after the majority share acquisition, the company has been primarily engaged in completing the resulting reorganization, including opening a bank account, arranging a transfer agent, completing registration of its shares for trading, leasing office space and other related start-up operations. No oil or gas activities have occurred din this quarter.

Also, incident to the closing of the majority share acquisition, the company approved, by a majority shareholder consent resolution, a reverse split of eighteen-to-one (18:1) of its issued shares, decreasing the issued and outstanding shares from 54,742,500 to 3,041,250 shares. Approximately, 83 shareholders participated in the majority share acquisition in which 54,456,615 shares were acquired from 34 shareholders by 49 new shareholders resulting in total of approximately 62 present shareholders in the company.

Private Placement

In the second calendar quarter of 2008, the company completed an accredited investors only private placement offering adding 7 shareholders and issuing 500,000 new restricted common shares at $3.00/share thereby raising gross proceeds of $1,500,000.

The private placement was deemed exempt from the registration requirements of the SEC and state securities regulatory agencies as it was sold only to accredited investors in California.

Most of the net proceeds are currently held by the company in a Certificate of Deposit awaiting anticipated oil and gas activities. As of June 30, 2008, this capital reserve was approximately $1,349,958.

The company has and will continue to use a small portion of offering proceeds for operations, but has very limited operating costs and no current salaried officers. Most expenses in the second calendar quarter were largely reorganizational expenses largely paid from a shareholder loan or advance of $25,000 which has been repaid from the private placement proceeds.

The only significant expenditure to date from the private placement offering proceeds was the payment of a business/investment advisory fee of $120,000 to GLC Financial, Inc., an unrelated party.

Summary of Current Events

As generally described above, the company was acquired on March 20th, 2008 by a new group of majority shareholders. Pursuant to the closing of the majority share acquisition, Mr. Robert “Steve” Owens (age 65) was appointed by the resigning board as a chairman of the board, along with Mr. Robert J. Morley (age 62) as a director and, Mr. Michael F. Harland (age 64) as a director. Mr. Steve Owens is currently serving part-time as the sole officer of the company in the capacity as a president/CEO and treasurer/secretary without direct compensation.

Biographical information for the new directors appointed to the board, as described above, have been filed and made of record in the recent 8-K filing by the company and will also be included in the next 10-K filing by the company, as then constituted in December, 2008.

The company is currently approved for trading on the OTCBB (Electronic Bulletin Board) under the name “Ring Energy, Inc.,” symbol RNGE. There is presently very limited trading in the company’s stock.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

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

Liquidity and Capital Resources

At June 30, 2008, the Company had assets of $1,453,415 compared to current liabilities of approximately $317.00. The company currently has working capital of approximately $1,349,958, no revenues and an accumulated deficit of approximately $222,191.

During the third quarter of the company’s current fiscal year, ending June 30, 2008, there were no significant capital expenditures. The company has not yet engaged in any active business purposes, and primarily devoted its effort during the quarter reported to the completion of the described majority share acquisition resulting in the change of managment, name, and business purpose. These matters are more fully accounted for in the financial statement appearing earlier in this report.

The company believes that as a result of the private placement offering, it should have sufficient working capital reserves to carry it to a point when anticipated oil and gas revenues can be realized; though no warranty of this projection can be made.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

In neither of the above comparable periods, did the company have any revenues or income. During the 2007 period, the company had ongoing expenses which were largely financed from contributions from one or more of its principal shareholders.

For the comparable period of 2008, the company had less expenses, and most of the expenses which were incurred were paid by advances (loan) of a shareholder involved in the majority share sale transaction and subsequently repaid from the private placement. Management believes almost all of the transitional costs of reorganization have been paid in this quarter ending June 30, 2008 and that operating costs in the third fiscal quarter should be lower.

Six Months ended March 31, 2008 compared to the six months ended March 31, 2007.

The financial statements for the company as generally described for the quarterly period would have been substantially the same for the sixth month period as the company did not have revenues or income during that computable period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously outlined above, the company is now essentially a shell company, having been acquired in a majority share acquisition and reorganized as an intended oil and gas company under the name of Ring Energy, Inc. At the present time, the company has limited assets, no revenues, or specific business operations which constitute a risk factor to anyone wishing to participate in the company. The company does intend to go forward in the near future with attempting to acquire some type of oil and/or gas interest or properties. If the company is successful in completing its intended acquisitions, generally outlined above, there will remain certain risk as to whether suitable oil and gas properties can be acquired on a commercially feasible basis. Additional risk may arise from whether the company has sufficient capital to acquire and develop oil and gas properties and to market any product from those properties. There is also an inherent risk in any oil and gas development program which may arise out of such typical risk factors as the drilling of dry or non-commercial wells, completion problems, and fluctuations in oil and gas prices. There are also significant environmental risks in oil and gas development, as well as significant government regulation.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financials Reporting

Further there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not engaged in any legal proceedings at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS

The company did not issue any shares during the second quarter ending June 30, 2008 other than the private placement described above.

ITEM 3. DEFAULTS OF UPON SENIOR SECURITIES

The company has no senior securities and hence no defaults in any such senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the second quarter ending March 31st, 2008, the majority shareholders of the company subsequent to the majority share acquisition agreed, pursuant to a majority shareholder consent resolution under Nevada law, to change the name of the corporation to Ring Energy, Inc. and to authorize a 18:1 reverse stock split of issued and outstanding shares. Because these matters were approved by a majority shareholder consent resolution, there was no requirement of notice or meeting under Nevada law. The results of the shareholder actions were reported above under the Description of the Majority Share Acquisition. There is no date presently scheduled for the next shareholder meeting.

ITEM 5. SUBSEQUENT EVENTS

None other than discussed above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated August 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Acting Chief Financial Officer, dated August 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) The following report on Form 8-K with Exhibits was filed by Registrant during or related to the quarter ended June 30, 2008:

8-K Report filed May 16, 2008 describing completion of the private placement stock offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: August 11, 2008	By /s/ Robert “Steve” Owens________
Robert “Steve” Owens
President/CEO
Acting Chief Financial Officer