Form 10KSB
period 2008-03-31
RING ENERGY, INC.
filed 2008-12-31
CIK 1384195

FORM 10-K

__________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

[  ]    TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number: 0001384195

RING ENERGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

_____Nevada____                                                 _____92373____

State of Incorporation                                                                            Zip Code

18 ½ East State St., Suite 202

                               Redlands, CA

Address of principal executive offices

________ (909) 798-8394___________      __________90-0406406

Registrant’s telephone number, including area code     I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act: 0
Securities registered pursuant to Section 12(g) of the Act: 516,799-Common

     $0.001  Par Value                                                                              None

         Title of each class                                                               Name of each exchange on which registered

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES__ No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.
     Large acclerated filer___Accelerated filer___Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2) of the Exchange Act)

YES___NO [X]

As of September 30, 2008, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately: $10,395,651

As of September 30, 2008, the Registrant had outstanding 3,541,217 shares of common stock of 75,000,000 authorized.

TABLE OF CONTENTS

PART I
Page
BUSINESS	1

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	5

UNRESOLVED STAFF COMMENTS	6

PROPERTIES	6

LEGAL PROCEEDINGS	6

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II

MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	6

SELECTED FINANCIAL DATA	7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES	13

CONTROLS AND PROCEDURES WITH REPORT	13

OTHER INFORMATION	14

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	14

EXECUTIVE COMPENSATION	16

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18

PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	19

SIGNATURES	20

EXHIBITS	22

CERTIFICATIONS PURSUANT TO THE
SARBANES-OXLEY ACT OF 2002	24-27

RING ENERGY, INC.

Annual Report on Form 10-KSB

September 30, 2008

PART I

FORWARD-LOOKING STATEMENTS

     Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Change (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-KSB for the fiscal year ended September 30, 2008. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas development. No assurance or warranty that such expectations and forward looking statements can or will be realized is made or implied by the Company.

ITEM 1.     BUSINESS

History

     The company was originally organized as a Nevada Corporation of record on July 30, 2004 under the name of Blanca Corp. The initial purpose of the corporation was to engage in mining operations. The name of the corporation was changed of record on April 18th, 2007 to Transglobal Mining Corp. Each of these events occurred during the tenure of a prior and unrelated management group. In March, 2008, the Company was acquired by a new majority group of shareholders with the intent to engage in the oil and gas business, (the “Acquisition”).

     At inception, the corporation intended to engage in various mining development operations within the United States and Canada until the recent majority share acquisition in March, 2008, as previously reported. Until the acquisition, the Company maintained its principal place of business in Saskatoon, SK, Canada. During 2006, the company “staked” a 405 hectare mineral claim in British Columbia, Canada, but no longer has any interst in that claim. In 2007, the company entered into various option agreements for the development of gold resources in China with China Eastern Mining Corporation, but has since abandoned those interests. Also in 2007, the company purchased 2,865 hectare of land for the purposes of uranium exploration in the Surprise Lake Area, of British Columbia; the company now has abandoned those claims.

     As of the date of the majority share acquisition in March, 2008, as subsequently described, the company ownership changed to a new group of shareholders. New management and directors were installed. At the time of the majority share acquisition closing, and as a condition to such closing, the company divested itself of all assets and liabilities, such that the company acquired as of the date of the majority share acquisition was a true “shell” corporation.

     On or about March 20th, the company changed of record its name in Nevada, to Ring Energy, Inc. and intends to go forward under that name with a new business purpose being the acquisition and development of oil and gas properties and the marketing of oil and gas products derived from those properties. It is not presently determined exactly how the company will proceed to acquire and develop oil and gas properties; whether the interests acquired will be primarily working interests or royalty interests; or whether the company will be able to acquire sufficient interest to act as an operator in any potential oil and gas properties acquired. These future business activities and plans will be subsequently determined by the board of directors and will be discussed on an ongoing basis with shareholders through the subsequent periodic reports to be filed by the company. At the present time, there are no commitments, options or rights to acquire any particular oil and gas properties and none have been identified for acquisition to date.

     During the second calendar quarter of 2008 to date, and after the majority share acquisition, the company has been primarily engaged in completing the resulting reorganization, including opening a bank account, arranging a new transfer agent, completing registration of its shares for trading, leasing office space and other related start-up operations. No oil or gas activities have occurred during 2008.

Reverse Split

    Also, incident to the closing of the majority share acquisition, the company approved, by a majority shareholder consent resolution, a reverse split of eighteen-to-one (18:1) of its issued shares, decreasing the issued and outstanding shares from 54,742,500 to 3,041,217 shares. There are currently 3,541,217 post-split shares outstanding 2,116,662 of which are restricted and 1,424,555 of which are free trading. Approximately, 83 shareholders participated in the majority pre-split share acquisition in which 54,456,615 shares were acquired from 34 shareholders by 49 new shareholders. There are approximately 69 present shareholders in the company.

Private Placement

     In the second calendar quarter of 2008, the company completed an accredited investors only private placement offering adding 7 new shareholders and issuing 500,000 new restricted common shares at $3.00/share thereby raising gross proceeds of $1,500,000.

     The private placement was deemed exempt from the registration requirements of the SEC and various state securities regulatory agencies as it was sold only to accredited investors in California.

     Most of the net proceeds are currently held by the company in a Certificate of Deposit awaiting anticipated oil and gas activities. As of September 30, 2008, the Company’s capital reserve, primarily from the private placement, was approximately $1,249,614.

     The company has and will continue to use a small portion of offering proceeds for operations, but has very limited operating costs and no current salaried officers. Most expenses in the calendar year were largely reorganizational related expenses, a substantial portion of which were paid from a shareholder loan or advance of $25,000, which has since been repaid from the private placement offering proceeds.

     The only significant expenditure to date from the private placement offering proceeds was the payment of a business/investment advisory fee of $120,000 to GLC Financial, Inc., an unrelated party. Operating expenses from the close of the offering in May, 2008 to September 30, 2008 have been paid from the private placement proceeds in the amount of approximately $59,638.

Summary of Current Events

     As generally described above, the company was acquired on March 20th, 2008 by a new group of majority shareholders. Pursuant to the closing of the majority share acquisition, Mr. Robert “Steve” Owens (age 66) was appointed by the resigning board as a chairman of the board, along with Mr. Robert J. Morley (age 64) as a director and, Mr. Michael F. Harland (age 62) as a director. Mr. Steve Owens is currently serving part-time as the sole officer of the company in the capacity of a part-time president/CEO and treasurer/secretary without direct compensation.

     The company is currently approved for trading on the OTCBB (Electronic Bulletin Board) under the name “Ring Energy, Inc.,” symbol RNGE. There is presently very limited trading in the company’s stock. See section on market quotations.

Critical Accounting Policies and Estimates

     The Company currently has no active business, but management is reviewing various potential oil and gas interests and opportunities and anticipates acquiring initial oil and/or gas interests or properties in calendar year 2009.

Available Information

          We will make available through our pending website our annual report on Form 10-K, quarterly reports on Form 10-Q or 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Company will also posts press releases and other information bout the Company and its management. The website should be available later in 2009, until then the foregoing information can be obtained directly from the Company by written or telephone request.

Major Customers

     As the Company has not to date engaged in any active business or enterprise, it does not yet have any customers related to intended production. Future development activities will be reported on the website, by public releases and the filing of 8-K special reports through the SEC online EDGAR information system, www.sec.gov/edgar.

Financial Information About Industry Segments

     As an intended oil and gas development company, Ring intends to report all future oil and gas interests assets and production in accordance with SEC guidelines, including industry segment information.

Government Regulation

          The Company’s operations are affected by international political developments and by federal, state and local laws and regulations. Legislation and administrative regulations affecting the oil and gas industry are periodically changed for a variety of political, economic, environmental and other reasons. If the company is successful in pursuing oil and gas business, it will be subject to numerous federal, state and local departments and agency rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

Environmental Matters

          Ring’s intended future oil and natural gas business operations will be subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments, such as the federal Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws compliance is often difficult and costly and violations carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations will require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within national parks and monuments, wilderness, wetlands, frontier and other protected areas. They will also require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and therefore affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company’s operations and financial position, as well as the industry in general.

Fluctuations in Profitability in the Oil and Natural Gas Industry

          If the Company decides to remain in the oil and gas industry, it will face commodity pricing and supply risks. The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, cartel pricing or production controls from organizations such as the Organization of Petroleum Exporting Countries (OPEC), international incidents (politics, wars, etc.) consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. It is possible that the oil and natural gas industry will experience sustained periods of decline in the future. Any such decline could have a material adverse affect on the Company if it remains in the oil and gas business.

Corporate Offices and Employees

     The Company maintains its sole office at 18 ½ East State St., Suite 202, Redlands, CA 92373, telephone (909) 798-8394. Ring leases approximately 600 gross square feet of space at such location on a current one year net lease at $1,000 per month. The Company has a modest amount of office equipment and phone lines as such location with a value estimated at $10,000.00. The Company does not own or have any entitlement to any other property, equipment, assets or interest at the present time, other than its described accounts.

     The Company has no employees or staff other than the part-time services of its president, Mr. Steve Owens, who discharges all executive functions and day-to-day management responsibilities on a part-time as needed basis. Most of the Company’s professional services are contracted with firms in Salt Lake City, Utah.

Foreign Operations and Subsidiaries

          The Company does not have, and does not intend to have, foreign operations, exports, or subsidiaries.

ITEM 1A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company’s current principle market and economic risks include:

          (1)     No Present Economic Activities. At present, the company has no business or other source of revenues. While actively searching for oil and gas activities, it must continue to pay its modest ongoing operating expenses from retained net proceeds of its 2008 private placement offering, thereby reducing future funds available for anticipated oil and gas activities.

           (2)     Uncertain Future and Markets. The Company can make no assurance or warranty that it will in the future be able to obtain profitable oil and gas properties or interests. Even if the Company is able to obtain or develop profitable oil and gas interests, there is no assurance of future profitability based upon the uncertainty of the oil and gas markets and industry, including substantial price swings for product. Further, there is no assurance that a stable trading market will develop for the Company’s limited shares and its shareholders.

          (3)     Development Stage Entity. In addition to the foregoing market risks, the Company must be considered a development stage company with limited and untested management and no proven marketing or operating strategy or performance.

          (4)     Limited Organization.     The present organization of the Company is atypical of a fully operational public company. In particular, the Company does not have diversified management, but relies upon Mr. Steven Owens to serve as its part-time president and secretary/treasurer, as well as to serve as the day-to-day manager. The board does not have independent committees, such as an audit committee. It is anticipated the number of officers may be increased as the Company develops an active business purposes. It would also be anticipated the board may expand and/or have specific committee assignments in the event of actual business activities.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     The Company is not aware of any unresolved comments from the SEC or any other regulatory agency.

ITEM 2.      PROPERTIES

     None – other than office facilities and equipment described above.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not a party to any legal actions.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Since the acquisition of the Company in March, 2008, there have been no regular shareholder meetings held or scheduled. The Company has by majority shareholder consent resolutions changed the name of record and approved and implemented an 18:1 reverse split of shares as previously described. The Company intends to schedule a regular shareholder meeting in calendar yea 2009, but has not presently set a date.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is listed and traded on the Over The Counter Electronic Bulletin Board (www.otcbb.com) under the symbol “RNGE”. The Company has authorized 75,000,000 shares of common stock, of which only 3,541,217 shares are outstanding to approximately 69 shareholders. The Company has no other classes of shares.

    The trading range from 2006 through this report is a guide only as to what transactions have either taken place and present only those of which the Company is aware by the high and low bid or asking price. Trading in the Company’s stock is extremely limited and trades should not be deemed to represent pricing in a robust active market or any intrinsic value of the stock.

COMMON SHARES –3,541,250 SHARES OUTSTANDING FOR 2008 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board)

		Low	High

2006:
First Quarter	No	Quoted	Trades
Second Quarter
Third uarter
Fourth Quarter

2007:
First Quarter	No	Quoted	Trades
Second Quarter
Third Quarter
Fourth Quarter

2008:
First Quarter		$0.00	$0.00
Second Quarter		$1.00	$3.50
Third Quarter		$3.50	$4.50

     As of September 30, 2008, there were approximately 69 shareholders of record of the Company’s common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

ITEM 6.     SELECTED FINANCIAL DATA

          The following table presents selected historical financial data of the Company for the three-year period ended September 30, 2008. Future results may differ substantially from historical results because of intended oil and gas activities. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented below, Item 7.

STATEMENT OF OPERATIONS DATA(1)

                                                              Years ended September 30th

	2006	2007	2008
Operations (Inception 7/2004)
Oil and Natural Gas	$0.00	$0.00	$0.00
Other Revenue	$0.00	$0.00	$0.00
Expenses	$28,267	$127,081	$125,215
Net Loss	$(28,267)	$(127,081)	$(124,078)
Per Common Share	$(0.01)	$(0.04)	$(0.04)
Working Capital	$ 4,443	$(58,872)	$1,393,197
Dividends per share	NONE	NONE	NONE
BALANCE SHEET DATA
Total assets	$21,849	$ 734	$1,394,138
Long-term debt	$ -	$ -	$ -
Stockholders' equity	$4,443	$(58,872)	$1,393,197

** There were no long-term obligations from 2004-2008.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS`

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operation are based upon Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Financial Statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company will follow the "successful efforts" method of accounting for its anticipated oil and gas properties or interests as and when acquired. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. The Company will provide for depreciation and depletion of its intended investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property.

Liquidity and Capital Resources

     At September 30, 2007, the Company had assets of $734. At September 30, 2008, the Company’s current assets totaled $1,394,138 compared to current liabilities of $941. Working capital at September 30, 2008 totaled $1,393,197, an increase of approximately 2,566% compared to $(58,872) at September 30, 2007. The Company has current working capital reserve of approximately $1,249,614. The Company had a current ratio at September 30, 2008 of approximately 154:1. Liquidity increased in 2008 due solely to the private placement offering. These ratios would not in any way reflect the reality of the Company’s ongoing operations as an anticipated active oil and gas company.

     The Company has no current revenues or cash flows pending initiation of active business. Expenses for 2008, after the acquisition, have been for offering related costs and ongoing activities. Total expenses for the year ended September 30th, 2008 were $125,215.

          The Company, at present, is utilizing its retained capital reserves from its 2008 private placement offering to pay ongoing expenses. At the estimated current average expense rate of approximately $10,435/month, the Company would exhaust its current capital reserves in approximately 119 months. The Company has no other present source of capital or financing, such as a bank line of credit, and there is no assurance the Company would be able to obtain a loan or other future financing in any event. Further, the Company must engage in active business while it still retains sufficient capital to acquire and develop anticipated initial oil and gas properties.

Results of Operations

          The Company has no current operations as explained earlier.

Recent Accounting Pronouncements

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

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period. There are no potentially dilutive shares of common stock outstanding.

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

The carrying value of cash, accounts payable and accrued liabilities and related party loans approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

          In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

          In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We do not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position, or cash flows.

          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). We have not yet determined the impact this standard will have on our financial statements.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

          In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

          Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have a material impact on our results of operation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s Financial Statements and notes thereto and for the financial statement schedules contained herein.

Management Responsibility for Financial Statements

          The Financial Statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America prior to an independent audit. Management is responsible for the fairness and reliability of the Financial Statements and other financial data included in this report. In the preparation of the Financial Statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions. The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded and transactions are properly recorded.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firms from 2004 (inception) through the date of this filing.

ITEM 9(T).     CONTROLS AND PROCEDURES WITH REPORT

     As of the end of the period covered by this Annual Report, our Chief Executive Officer and also acting as the Chief Accounting Officer (the “Certifying Officer”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(f) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2007 and 2008, the company’s principal executive officer also acted as the company’s chief financial officer to evaluate the effectiveness of the company’s disclosure controls and procedures.

     The Company’s management is not aware of any fraud, misfeasance, unaccounted for profits or loses or other accounting irregularities.

Management’s Annual Report on Internal Controls over Financial Reporting

     To accomplish the foregoing internal review and procedures, management reports that it has established the following review/accounting procedures:

     (1)     All original source documents, including bank records and invoices, are maintained manually by the Company’s officer;

     (2)     At least quarterly, these accounts are informally reviewed by the Company’s retained reviewing CPA firm, HJ & Associates of Salt Lake City, Utah and directly reconciled, as necessary, with the Company’s officer, being the sole financial officer;

     (3)     Quarter financial reports are then prepared and approved by the Board, HJ & Associates and the Company’s independent legal counsel;

     (4)     As of 2008, Haynie & Company has been retained to provide independent annual audits of the Company’s financials and independent review of the quarterly reports going forward in 2009;

     (5)     The Company does not have a separate audit or other committee and internal audit reviews are completed as a committee of the whole.

ITEM 9B.     OTHER INFORMATION

          The Company is not aware of any previously undisclosed, but required information since its last filing that is not included in this 10-K report.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

          The Ring Board consists of Robert “Steve” Owens, Michael Harland and Robert Morley, Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company. The following is provided with respect to each officer and director of the Company as of September 30, 2008:

ROBERT “STEVE” OWENS, AGE 66, PRESIDENT, SECRETARY/TREASURER & DIRECTOR

Mr. Owens has served since March, 2008 as the chairman of the board and one of three directors of Ring Energy, Inc. In such capacity, he has devoted such time as necessary to such positions. At present, Mr. Owens is retired from full-time employment, but is acting independently to engage in various oil and gas investment or development activities from his prior experience in the oil and gas industry.  Mr. Owen, as a director and potential officer in a public company, will follow and observe carefully any conflict of interest or corporate opportunity guidelines as established by the company to separate any independent or individual oil and gas activities from those legitimately belonging to the company.  Mr. Owens has been substantially retired from full-time employment since approximately 2000.  Prior to this period, he acted as president/CEO of Tri-Petroleum, a privately held oil and gas development company, from approximately 1985 to approximately 1997.  During the same period of time, he was also engaged in funding and product development in Owens Research, Inc., an independent private effort engaged in product development.

ROBERT MORLEY, 64, DIRECTOR

Mr. Morley has acted since March, 2008, on an as needed basis, a director of the Company.  Mr. Morley may also consider and accept appointment as a part-time officer in the company as may be requested.

From 1993 to the present, Mr. Morley has been president and director for Petro Consultants, Inc. which acts generally as an advisory company for capital formation to start-up oil and gas development companies, including securities listings and marketing.   From 1985 to 1987 Mr. Morley was the national marketing director for Adaptive Communications Systems, Inc., a privately held telecommunications company.  From 1987 to 1990, he served as a wholesaler for Huntington Energy Corporation, a private oil and gas development company.  Over the past 30 years, Mr. Morley has had experience working on the board or as an officer for various public companies, including Arena Resources, Inc. and Bio-Magnetic Diagnostics, Inc. and has experience as a CFO and CEO within these companies and other private and public companies.  He has also gained experience through these executive positions in registration, operations, and financing for both public and private entities.

Mr. Morley will agree to follow whatever conflict of interest and corporate opportunity guidelines as are established by the public company and to separate his other independent or individual oil and gas activities from his services on the board.  Mr. Morley is a 1969 graduate of the California State University at Chico.

MICHAEL HARLAND, 62, DIRECTOR

Mr. Harland has also acted since March, 2008, on an as needed basis, as a company director.  Mr. Harland may also consider and accept appointment as a part-time officer in the company as may be requested.

From 1985 to the present, Mr. Harland has served as a senior investment associate for Casey Development, Inc., a privately held real estate development and brokerage entity in San Diego, CA.  Previous to this period of service, he has acted as a CFO, director and executive officer, and partner in various privately held companies, including Stanton Energy, Inc.  Mr. Harland will follow guidelines established by the company as to conflict of interst and corporate opportunity in accepting a position as a director of the company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis in 2008.

Audit Committee & Other Committees

     At present the Company believes, because it is a limited reporting Company pursuant to §15(d) of the Securities Exchange Act, other than §12(g), and is not listed on any exchange, that is exempted from having on audit committee and certain internal compliance matters pursuant to §404(B) of the Sarbanes-Oxley Act. However, the Company does follow certain internal control procedures and protocols pursuant to §404(A) and its board will review in 2009 the necessity or advisability of establishing an audit and other potential independent board committees. For the present, all audit reviews are conducted by the board as a committee of the whole. There are no other established committees.

ITEM 11.     EXECUTIVE COMPENSATION

Remuneration

          During the fiscal year ended September 30, 2008, there were no officers, employees or directors receiving any regular compensation. Directors currently receive $350 for each half-day session of meetings of the Board and $500 for each full day meeting. Mr. Steven Owens is the sole officer who serves the Company part-time as needed. The Board has indicated a willingness to set full-time salaries as future business activities would require and to consider deferred compensation to Mr. Owens for his management services to date.

Compensation Discussion and Analysis

           In the sections and tables that follow, Ring has attempted to clearly delineate the present compensation structure to existing management.

•     Objectives of Ring Compensation Program. Historically, and currently, Ring has only had one compensated principal officer, its president, CEO, Secretary/Treasurer and chairman of the board Mr. Robert “Steve” Owens has served in this capacity since March, 2008. Mr. Owens has informally agreed to work on an as needed basis with any compensation to be deferred pending the Company having actual business activities. The Company has and will continue to reimburse Mr. Owens for costs incurred while discharging Company business. It is anticipated that regular full-time or part-time salaries will be paid to multiple officers when the Company commences active business as may be subsequently determined by the Board.

•     Services to be Rewarded. It is anticipated, though not warranted, that when and if the Company commences active business the CEO will be paid on an increasing service basis until full-time. No salary structure is yet determined. It is also anticipated the Company will employ part-time a separate secretary/treasurer who will also act as the CFO of the Company. No salary for this position has been determined. The Company will also employ other officers as the Board may determine necessary upon terms and salary to be set. It is projected independent experts, such as legal counselor, financial advisors and auditors, will continue on a contract basis. The company will also retain on an anticipated contract basis petroleum geologist and/or engineers, and other advisors and field operators as the Board subsequently determine necessary. Further, there has been no stock rights, warrants or other options granted as part of compensation for management in any capacity or for other purposes.

•     Elements of Compensation. As noted above, there were and are no stock options, rights, benefits, or other collateral benefits paid to the single compensated officer of the corporation or to any director. At present there are no benefits or other indirect compensation contemplated.

          Within the context of the foregoing discussion and analysis of current and prospective compensation, this information is also set-out in tabular format as follows for all current and prospective executive officers. The board has agreed it will continue paying directors for attendance at board meetings on a per diem basis at the current rate.

SUMMARY EXECUTIVE COMPENSATION TABLE
CURRENT MANAGEMENT 1

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Change in Pension Value and Nonquali- Fied Deferred Compensation Earnings ($)	All Other Compen- Sation ($)	Total ($)
Mr. Robert “Steve” Owens: President, CEO, Secretary/Treasurer and Chairman of the Board	2008	None	None	None	None	None	None	None	$0.00

Options, Warrants or Rights

The Company had no outstanding stock options, warrants or rights as of September 30, 2008.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth the beneficial ownership of common stock of the Company as September 30, 2008, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company’s $.10 par value common stock, its common voting securities, and (b) each director and all directors and officers as a group.

Shares of	Percentage
Common	of Class of
Stock Owned	Common
Beneficially	Stock

Robert “Steve” Owens	50,000	1.6%
CEO & Chairman of the Board
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Michael Harland, Director	1,000	0.0003%
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Robert Morley, Director	25,000	0.8%
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Directors as a group(1)	76,000	2.4%

(1)     The Company has no 5% or greater shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This Company has a consulting relationship with GLC Financial, Inc., a business and financial consultant. To date, the Company has paid a lump sum $120,000 to this business/financial consultant who was paid a flat fee as set-out above and who has consulted on an as needed request basis through 2008. The Company has no ongoing obligation or contract with GLC after 2008.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          Prior to the majority share acquisition in March of this year, the Company retained the services of Kevin Hanson BDO Dunwoody, CPA of Vancouver, British Columbia, Canada as its sole auditor and financial advisor. Present management is aware that this auditor supplied audited financials to the Company in 2004, 2005, 2006 and 2007; but does not know the fees paid or terms of retainer to this firm. Present management has received written affirmation that all fees owed to this prior auditor have been fully paid and there are no disputes or conflicts over accounting matters. The Company has recently retained Haynie & Company as its independent auditor for the Company in 2008 and which firm is providing the attached audit confirmation to the financials. Haynie & Company has been paid $2,000 to date with an anticipated audit balance due of approximately $6,000 for completing audit services through the date of this report. The Company has had no disagreement with Haynie & Company over its audit statement or procedures in any manner. These arrangements and fees have been approved by the current board of directors of Ring.

Audit Related Fees

          None.

Tax Fees

        None.

All other Fees and Procedures

     The Company does not have any accounting or audit related fees other than as described above. As previously described, the Company does not have a separate audit committee at the present time and all fees and commitments paid to auditors or financial advisors are separately negotiated by the principals executive officer of the Company, subject to board review and approval. The Company believes that these fees as described above are normal and customary.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the exhibits below.

Reports on Form 8-K - Previously Filed:

8-K: Filed May 6, 2008 announcing private placement

8-K: Filed April 14, 2008 announcing completion and terms of majority share acquisition, change name, and reverse split.

8-K: Filed March 13, 2008 announcing majority share acquisition.

Other Filings:

     10Q; For the Quarter Ended June 30, 2008 – Previously Filed

     10Q; For the Quarter Ended March 31, 2008 – Previously Filed

Exhibit Index

23.1 Consent letter from Haynie & Company, CPA’s

23.1(a) Report of Registered Public Accounting Firm

23.2 Prior Auditor Letter – 2007 10-KSB

31.1 Certification by C.E.O.

31.2 Certification of C.A.O

32.1 Section 906 Certification by C.E.O.

32.2 Section 906 Certification by C.A.O.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT
RING ENERGY, INC.

Date: December 30, 2008	By /s/ Robert "Steve" Owens
Robert "Steve" Owens, President
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date: 12/30/08	By: /s/ Robert "Steve" Owens
Robert "Steve" Owens, Chairman

Date: 12/30/08	By: /s/ Michael Harland
Michael Harland, Director

Date: 12/30/08	By: /s/ Robert Morley
Robert Morley, Director

RING ENERGY, INC.

FINANCIAL STATEMENTS

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

RING ENERGY, INC.

The accompanying notes are an integral part of these financial statements.

Haynie & Company
1221 W. Mineral Ave, Ste 202
Littleton, CO 80120
Phone: 303-734-4800

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RING ENERGY, Inc

We have audited the accompanying balance sheet of RING ENERGY, Inc (formerly Transglobal Mining Corp.) as of September 30, 2008, and the related statement of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from inception (July 30, 2004) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RING ENERGY, Inc as of September 30, 2007 were audited by other auditors whose report dated November 26, 2007, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RING ENERGY, Inc as of September 30, 2008, and the results of operations and cash flows for the year ended September 30, 2008, and the period from inception (July 30, 2004) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Littleton, CO
December 29, 2008

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

750 WEST PENDER STREET, SUITE 604      TELEPHONE: 604-689-0188

VANCOUVER CANADA     FACSIMILE: 604-689-9773

V6C 2T7

RING ENERGY, INC.
(formerly Transglobal Mining Corp.)
(A Pre-Exploration Stage Company)
Balance Sheets

ASSETS

	September 30,
	2008	2007

CURRENT ASSETS

Cash	$ 87,296	$ 734
Prepaid expenses	57,228	-

TOTAL CURRENT ASSETS	144,524	734

OTHER ASSETS

Available-for-sale securities (Note 7)	1,249,614	-

TOTAL OTHER ASSETS	,249,614	-

TOTAL ASSETS	$ 1,394,138	$ 734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 941	$ 2,806
Related party loan (Notes 4 & 5)	-	56,800

TOTAL CURRENT LIABILITIES	941	59,606

TOTAL LIABILITIES	941	59,606

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock authorized: $0.001 par value; 75,000,000
shares authorized, 3,541,217 and 3,041,217 shares
issued and outstanding, respectively (Note 3)	3,541	3,041
Additional paid in capital	1,611,748	35,715
Share subscriptions (Note 6)	60,000	60,000
Accumulated other comprehesive loss	(386)	-
Deficit accumulated during the pre-exploration stage	(281,706)	(157,628)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,393,197	(58,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,394,138	$ 734

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)
Statements of Operations & Other Comprehensive Loss

			From
			Inception on
			July 30,
	Years Ended		2004 through
	September 30,		September 30,
	2008	2007	2008

REVENUES	$ -	$ -	$ -

EXPENSES
General and administrative expense:
Accounting and legal fees	38,868	35,117	78,485
Advertising and promotion	-	49,614	49,614
Bank charges	209	268	650
Dues and subscriptions	26	-	26
Management Fees	-	7,200	26,400
Mineral Property Costs	-	5,953	6,557
Office and Miscellaneous	-	7,144	8,351
Postage and Delivery	447	-	447
Professional Fees	95	-	95
Consulting Fees	68,572	-	68,572
Rent expense (Note 10)	3,500	0	3,500
Telephone	890	1,670	4,815
Transfer Agent and Filing Fees	11,153	5,944	17,217
Travel	-	2,488	4,976
Interest Expense	1,455	3,766	5,221
Write-off of website costs	-	7,917	7,917

TOTAL EXPENSES	125,215	127,081	282,843

LOSS FROM OPERATIONS	(125,215)	(127,081)	(282,843)

OTHER INCOME (EXPENSE)
Dividend income	653	-	653
Interest income	484	-	484

TOTAL OTHER INCOME (EXPENSE)	1,137	-	1,137

LOSS BEFORE INCOME TAXES	(124,078)	(127,081)	(281,706)

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET LOSS BEFORE OTHER COMPREHENSIVE LOSS	(124,078)	(127,081)	(281,706)

OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities	(386)	-	(386)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (124,464)	$ (127,081)	$ (282,092)

Basic and diluted loss per share before other comprehensive income	$ (0.04)	$ (0.04)

Basic and diluted loss per share after other comprehensive income	$ (0.04)	$ (0.04)

Weighted average number of basic shares outstanding	3,224,310	3,041,217

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)
StatementS of Stockholders' Equity (Deficit)

			Additional	Share	Other	Pre-
	Common Shares		Paid-in	Subscriptions	Comprehensive	Exploration
	Shares	Amount	Capital	Received	Loss	Stage	Total

Common stock issued for services at
$0.0012	1666,667	$ 1,667	$ 333	$ -	$ -	$ -	$ 2,000

Net loss for the period ended
September 30, 2004	-	-	-	-	-	(2,280)	(2,280)

Balance, September 30, 2004 & 2005	1,666,667	1,667	333	-	-	(2,280)	(280)

Common stock issued for cash at
$0.024	1,374,550	1,374	31,616	-	-	-	32,990

Net loss for the period ended
September 30, 2006	-	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	3,041,217	3,041	31,949	-	-	(30,547)	4,443

Imputed interest (Note 5)	-	-	3,766	-	-	-	3,766

Share subscription received (Note 3 &
Note 6)	-	-	-	60,000	-	-	60,000

Net loss for ther period ended
September 30, 2007	-	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	3,041,217	3,041	35,715	60,000	-	(157,628)	(58,872)

Imputed Interest (note 5)	-	-	1,455	-	-	-	1,455

Forgiveness of related party debt
(Note 5)	-	-	75,078	-	-	-	75,078

Common stock issued for cash at
$3.00 (Note 3)	500,000	500	1,499,500	-	-	-	1,500,000

Unrealized loss from other
comprehensive income	-	-	-	-	(386)	-	(386)

Net loss for the period ended
September 30, 2008	-	-	-	-	-	(124,078)	(124,078)

Balance, September 30, 2008	3,541,217	$ 3,541	$ 1,611,748	$ 60,000	$ (386)	$ (281,706)	1,393,197

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)
Statements of Cash Flows

			From
			Inception on
			July 30,
	Years Ended		2004 through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (124,078)	$ (127,081)	$ (281,706)
Items not affecting cash:
Interest expense	1,455	3,766	5,221
Management fees	-	-	2,000
Write-off of website costs	-	7,917	7,917
Changes in working capital balances related to
operations:
(Increase) in prepaid expenses	(57,228)	-	(57,228)
(Decrease) in accounts payable and	(1,865)	(4,500)	941
accrued liabilities
NET CASH FLOWS USED BY OPERATING
ACTIVITIES	(181,716)	(119,898)	(322,855)

CASH FLOWS FROM INVESTING ACTIVITIES

Website costs	-	(7,917)	(7,917)
Available-for-sale investments	(1,250,000)	-	(1,250,000)

NET CASH FLOWS USED BY INVESTING	(1,250,000)	(7,917)	(1,257,917)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-Shareholders	27,000	-	27,000
Payments on notes payable-Shareholders	(27,000)	-	(27,000)
Proceeds from notes payable-Related party	18,713	46,700	75,513
Payments on notes payable-Related party	(435)	-	(435)
Capital stock issued	1,500,000	-	1,532,990
Share subscriptions received	-	60,000	60,000

Net Cash Used by Financing Activities	1,518,278	106,700	1,668,068

NET INCREASE (DECREASE) IN CASH	86,562	(21,115)	87,296

CASH AT BEGINNING OF PERIOD	734	21,849	-

CASH AT END OF PERIOD	$ 87,296	$ 734	$ 87,296

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(formerly Transglobal Mining Corp.)
(A Pre-exploration Stage Company)
Statements of Cash Flows (Continued)

From
Inception on
July 30,
	Years Ended		2004 through
	September 30,		September 30,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID FOR:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Equity issued as compensation (Note 5)	$ -	$ -	$ 2,000
Imputed interest (Note 5)	$ 1,455	$ 3,766	$ 5,221
Forgiveness of related party debt (Note 5)	$ 75,078	$ -	$ 75,078

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Blanca Corporation was incorporated in the State of Nevada on July 30, 2004 and was extra provincially registered in British Columbia, Canada. The Company was in the pre-exploration stage and had staked a mineral property located in British Columbia. The Company had not yet determined whether the property contained reserves that were economically recoverable when, on April 18, 2007, the Company changed its name to Transglobal Mining Corp.

On March 20, 2008, 34 shareholders of the Company sold approximately 98% of the issued and outstanding shares in the Company to a group of 49 shareholders who acquired 54,456,615 common shares from the selling group, 30,000,000 of which were restricted securities held by the Company’s majority shareholder, Mr. Scott Elgood.

At the time of the sale, Mr. Elgood resigned as a director and the Company’s sole officer and Robert “Steve” Owens, Robert Morely, and Michael F. Harland were appointed to the board of directors, with Mr. Owens being appointed the sole officer of the Company.

On March 20, 2008, the Company changed its name from Transglobal Mining Corp. to RING ENERGY, Inc. and effected a 18:1 reverse stock split. Prior to the reverse split, there were 54,742,500 shares issued and outstanding. After the split, there were 3,041,250 shares deemed issued and outstanding. All references to common stock have been retroactively restated.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Income Taxes

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

b. Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period. There are no potentially dilutive shares of common stock outstanding.

c. Foreign Currency Translation

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

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loans approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

e. Recent Accounting Pronouncements

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We do not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position, or cash flows.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). We have not yet determined the impact this standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific  detail related  to tax  uncertainties for  which it is

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have a material impact on our results of operation.

f. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – COMMON STOCK ISSUANCES

During the period July 30, 2004 (date of inception) to September 30, 2004, the Company issued 1,666,667 common shares of the Company to a director of the company for management fees totaling $2,000.

During the period ended September 30, 2006, the Company sold 1,374,583 shares of its restricted common stock in a private placement at $0.024 per share.

By a private placement agreement dated April 30, 2007, the Company received share subscriptions of $60,000 with respect to the issuance of 75,000 common shares at $0.80 per share.

During the period May 16, 2008 to May 23, 2008, the Company sold 500,000 shares of its restricted common stock in a private placement at $3.00 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company was charged the following by a director of the Company:

			From Inception on July 30, 2004 through September 30, 2008

	For the Twelve Months Ended
	September 30,
	2008	2007

Management fees	$ -	$ 7,200		$ 26,400

During the twelve months ended September 30, 2008 and 2007, two individuals advanced the Company $18,713 and $25,700, respectively and the Company made payments on these loans totaling $435 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the twelve months ended September 30, 2008, two shareholders advanced the Company $25,000 and $2,000, respectively and the Company made payments on these loans totaling $25,000 and $2,000, respectively. These loans were unsecured, non-interest bearing and had no specific terms for repayment.

NOTE 5 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the twelve months ended September 30, 2008 and 2007, the Company recorded imputed interest expense of $1,455 and $3,766, respectively, at an interest rate of 10%, to the former director of the Company. Additional paid-in capital has been increased accordingly.

During the twelve months ended September 30, 2008, two individuals forgave amounts due them by the Company totaling $75,078. As these amounts owed were due to related parties, additional paid-in capital has been increased accordingly.

During the period July 30, 2004 (date of inception) to September 30, 2005, the Company issued 1,666,667 common shares of the Company to a former director of the company for $2,000.

These transactions have been excluded from the statements of cash flows.

NOTE 6 – COMMITMENTS

By a private placement agreement dated April 30, 2007, the Company received subscriptions of $60,000 with the respect to the issuance of 75,000 common shares at $0.80 per share.

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

The Company has adopted the provisions of Statement No. 115 issued by FASB titled, “Accounting for Certain Investment in Debt and Equity Securities”. This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement addresses the accounting and reporting for certain investments in debt securities and equity securities. At September 30, 2008, the Company had no investments in debt securities.

Equity investments not classified as trading securities shall be classified as available-for-sale securities. At September 30, 2008, all of the Company’s investments were classified as available-for-sale securities.

Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

Included in other assets are available-for-sale securities obtained by the Company during the year ended September 30, 2008. All of the securities that are classified as available-for-sale mature on or before October 16, 2008. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of the available-for-sale securities:

	September 30, 2008

Market Value		$ 1,249,614
Cost		1,250,000
Gross unrealized holding loss before income tax effect	(386)
Income tax effect	-
Net unrealized holding loss	$ (386)

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s income tax expense (benefit) for the years ended September 30, 2008 and 2007 differed from the United States statutory rates:

	Years ended September 30,
	2008	2007

Effective tax rate	39%	26%

Deferred tax assets:
NOL Carryover	$ 107,049	$ 44,725

Valuation allowance	(107,049)	(44,725)
	$ -	$ -

NOTE 8 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2007 and 2008 due to the following:

	Years ended September 30,
	2008	2007

Book Income	$ (48,390)	$ (32,812)
Imputed Interest	567	-
Valuation allowance	47,823	(32,812)

	$ -	$ -

At September 30, 2008, the Company had net operating loss carryforwards of approximately $275,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the September 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2006.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, had accumulated losses of $281,706 since its inception, and expects to incur further losses in the development of its business, and plans to use its assets in the research of and investment in various exploration projects, all of which cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE 10 – OPERATING LEASES

The Company’s executive offices are located at 18 East State Street, Suite 202, Redlands, California, 92373. The Company occupies the space at the executive offices under a 12-month lease, the term of which ends August 31, 2009. The lease covers approximately 600 square feet of office space leased at a rate of $1,000 per month. The Company recognized rent expense of $1,000 under the terms of this lease in 2008. Total rent expense in 2008 was $3,500.

Future minimum lease payments under non-cancelable operating leases at September 30, 2008 were as follows:

2009	$11,000

$11,000