Form 10-Q
period 2008-12-31
RING ENERGY, INC.
filed 2009-02-13
CIK 1384195

______________________________________

FORM 10-Q

(Small Company Filing)

______________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

___	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0001384195

RING ENERGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada                                                                                                                                                         92373_

State of Incorporation	18 ½ East State St., Suite 202	Zip Code
_________Redlands, CA_________

                     Address of principal executive offices

________ (909) 798-8394_________	___________98-0495938__________
Registrant’s telephone number, including area code	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act:

Common -
$0.001 Par Value	_____________None___________
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 X Yes       __No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)      X Yes       __No

There were 3,541,217 shares of common stock outstanding on December 31, 2008 of an authorized 75,000,000 shares.

Transitional Small Business Disclosure Format.	X	Yes	No

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND COMPARATIVE PERIODS (UNAUDITED).

   Page    Number

FORWARD-LOOKING STATEMENTS AND RISKS

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity, Securities, and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Securities Holders	19

Item 5.	Material Subsequent Events	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures	20

Certifications

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, oil and gas acquisition and development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments.

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

In addition, the Company is in a transition period, with the Company attempting to find various “going forward” opportunities that may materially alter its financing, structure, and specific business; which, may in turn, significantly affect current estimates or projections.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The following financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

RING ENERGY, INC.

(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and September 30, 2008

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Balance Sheets

ASSETS
	December 31,	September 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS

Cash	$ 61,943	$ 87,296
Prepaid Expenses	2,000	57,228

TOTAL CURRENT ASSETS	63,943	144,524

PROPERTY & EQUIPMENT, NET	8,192	-

OTHER ASSETS

Available-for-sale securities	1,263,924	1,249,614

TOTAL OTHER ASSETS	1,263,924	1,249,614

TOTAL ASSETS	$ 1,336,059	$ 1,394,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 8,859	$ 941

TOTAL CURRENT LIABILITIES	8,859	941

TOTAL LIABILITIES	8,859	941

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 authorized,	3,541	3,541
3,541,217 and 3,541,217 shares issued and outstanding,
respectively.
Additional paid in capital	1,611,748	1,611,748
Share subscriptions	60,000	60,000
Accumulated other comprehensive income (loss)	4,924	(386)
Deficit accumlated during the pre-exploration stage	(353,013)	(281,706)

TOTAL STOCKHOLDERS' EQUITY	1,327,200	1,393,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,336,059	$ 1,394,138

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

						Deficit Accumulated During the Pre-Exploration Stage
			Additional Paid-in Capital	Share Subscriptions Received	Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Common stock issued for
services at $0.0012	1,666,667	$ 1,667	$ 333	$ -	$ -	$ -	$ 2,000
Net loss for the period ended
September 30, 2004	-	-	-	-	-	(2,280)	(2,280)
Balance, September 30, 2004
& 2005	1,666,667	1,667	333	-	-	(2,280)	(280)

Common stock issued for cash
at $.024	1,374,550	1,374	31,616	-	-	-	32,990
Net loss for the period ended						-	-
September 30, 2006	-	-	-	-	-	(28,267)	(28,267)
Balance, September 30, 2006	3,041,217	3,041	31,949	-	-	(30,547)	4,443

Imputed interest (Note 3)	-	-	3,766	-	-	-	3,766
Share subscription received
(Note 4)	-	-	-	60,000	-	-	60,000
Net loss for the period ended
September 30, 2007	-	-	-	-	-	(127,081)	(127,081)
Balance, September 30, 2007	3,041,217	3,041	35,715	60,000	-	(157,628)	(58,872)

Imputed interest (Note 3)	-	-	1,455	-	-	-	1,455
Forgiveness of related party
debt (Note 3)	-	-	75,078	-	-	-	75,078
Common stock issued for cash
at $3.00	500,000	500	1,499,500	-	-	-	1,500,000
Unrealized loss from other
comprehensive income	-	-	-	-	(386)	-	(386)
Net loss for the period ended
September 30, 2008	-	-	-	-	-	(124,078)	(124,078)
Balance, September 30, 2008	3,541,217	3,541	1,611,748	60,000	(386)	(281,706)	1,393,197

Unrealized gain on available-
for-sale securities	-	-	-	-	5,310	-	5,310
Net loss for the period ended
December 31, 2008	-	-	-	-	-	(71,307)	(71,307)
Balance, December 31, 2008
(Unaudited)	3,541,217	$ 3,541	$ 1,611,748	$ 60,000	$ 4,924	$ (353,013)	$ 1,327,200

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Statements of Operations & Other Comprehensive Loss

(Unaudited)

				July 30, 2004 (Date of Inception) to December 31, 2008

	Three months ended December 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (71,307)		$ (15,482)	$ (353,013)
Items not affecting cash:
Depreciation expense	200		-	200
Interest expense	-		1,455	5,221
Management fees	-		-	2,000
Write-off of website costs	-		-	7,917
Changes in working capital balances related to operations:	-	1	-	-
(Increase) decrease in prepaid expenses	55,228		-	(2,000)
(Decrease) increase in accounts payable and accrued liabilities	7,918		12,212	8,859

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(7,961)		(1,815)	(330,816)

CASH FLOWS FROM INVESTING ACTIVITIES

Website costs	-		-	(7,917)
Acquisition of property & equipment	(8,392)		-	(8,392)
Available-for-sale investments	(9,000)		-	(1,259,000)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(17,392)		-	(1,275,309)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-Shareholders	-		-	27,000
Payments on notes payable-Shareholders	-		-	(27,000)
Proceeds from Notes Payable-Related Parties	-		1,500	75,513
Payments on notes Payable-Related Parties	-		-	(435)
Capital stock issued	-		-	1,532,990
Share subscriptions received	-		-	60,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-		1,500	1,668,068

NET INCREASE (DECREASE) IN CASH	(25,353)		(315)	61,943

CASH, BEGINNING OF PERIOD	87,296		734	-

CASH, END OF PERIOD	$ 61,943		$ 419	$ 61,943

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			July 30, 2004 (Date of Inception) to December 31, 2008

	Three months ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (71,307)	$ (15,482)	$ (353,013)
Items not affecting cash:
Depreciation expense	$ 200	$ -	$ 200
Interest expense	-	1,455	5,221
Management fees	-	-	2,000
Write-off of website costs	-	-	7,917
Changes in working capital balances related to operations:	-	-	-
(Increase) decrease in prepaid expenses	55,228	-	(2,000)
(Decrease) increase in accounts payable and accrued liabilities	7,918	12,212	8,859

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(7,961)	(1,815)	(330,816)

CASH FLOWS FROM INVESTING ACTIVITIES

Website costs	-	-	(7,917)
Acquisition of property & equipment	(8,392)	-	(8,392)
Available-for-sale investments	(9,000)	-	(1,259,000)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(17,392)	-	(1,275,309)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-Shareholders	-	-	27,000
Payments on notes payable-Shareholders	-	-	(27,000)
Proceeds from Notes Payable-Related Parties	-	1,500	75,513
Payments on notes Payable-Related Parties	-	-	(435)
Capital stock issued	-	-	1,532,990
Share subscriptions received	-	-	60,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,500	1,668,068

NET INCREASE (DECREASE) IN CASH	(25,353)	(315)	61,943

CASH, BEGINNING OF YEAR	87,296	734	-

CASH, END OF YEAR	$ 61,943	$ 419	$ 61,943

RING ENERGY, INC.

(formerly Transglobal Mining Corp.)

(A Pre-exploration Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

July 30, 2004 (Date of Inception) to December 31, 2008

Three months ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity issued as compensation	$ -	$ -	$ 2,000
Imputed interest	$ -	$ 1,455	$ 5,221
Forgiveness of related party debt	$ -	$ -	$ 75,078

RING ENERGY, INC.

(A Pre-Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

NOTE 1 – INTERIM REPORTING

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2008 financial statements.  Operating results for the period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2009. These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, and had accumulated losses of $353,013 since its inception.

NOTE 2 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have an impact on current cash flows are excluded from the statements of cash flows.

During the three months ended December 31, 2008, the Company recorded the imputed interest expense of $0 (2007: $1,455) (from inception: $5,221) (imputed at 10% interest) to the former director of the Company. Additional paid-in capital has been increased accordingly.

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

NOTE 3 - COMMITMENTS

By a private placement agreement dated April 30, 2007, the Company received subscriptions of $60,000 with the respect to the issuance of 75,000 common shares at $0.80 per share. These shares have not been issued as of the date of this report.

NOTE 4 – ACCOUNT STANDARDS

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

NOTE 4 – ACCOUNT STANDARDS (CONTINUED)

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

NOTE 4 – ACCOUNT STANDARDS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.

SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We do not expect SFAS No. 141(R) to have a material impact on our results of operations, financial position,or cash flows.

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

NOTE 4 – ACCOUNT STANDARDS (CONTINUED)

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

NOTE 5 – COMMON STOCK ISSUANCES

During the period May 16, 2008 to May 23, 2008, the Company sold 500,000 shares of its restricted common stock in a private placement at $3.00 per share.

NOTE 6 – INVESTMENT

The Company has investment reserves of approximately $1,325,867 as of September 30, 2008.

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

NOTE 7 – INCOME TAXES

The Company has estimated net operating loss carry-forwards of approximately $223,170 available for reduction against future years’ taxable income. The valuation allowance increased to approximately $223,170 during the quarter ended September 30, 2008. It is reasonably possible that our estimate of the valuation allowance will change.

RING ENERGY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the period ended December 31, 2008 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 and the 10-Q report for the period ending December 31, 2008, these reports have been filed with the Securities and Exchange Commission. The Annual Report and Quarterly Reports can be obtained from the Company and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

During the second calendar quarter of 2008 and after the majority share acquisition, the company was primarily engaged in completing the resulting reorganization, including opening a bank account, arranging a transfer agent, completing registration of its shares for trading, leasing office space and other related start-up operations. No oil or gas activities have occurred during this quarter.

Summary of Significant Events

The Company has previously reported in detail upon the following significant events since the majority share acquisition in March, 2008 and such events are, therefore, only listed here in outline fashion:

•	The company completed a private placement of its shares and had resulting net proceeds of approximately $1,349,958 as of the completion of the private placement.

•	The Company completed a 18:1 reverse split and currently has 3,541,217 shares outstanding held by approximately 69 shareholders.

•	Present management serves the Company on an as needed basis without regular salary. Mr. Steve Owens presently fills all officer positions.

•	The company does not have any active business, but is attempting to seek out suitable oil and gas activities and determine its optimal status and structure as a public company.

The company is currently approved for trading on the OTCBB (Electronic Bulletin Board) under the name “Ring Energy, Inc.,” symbol RNGE. There is presently very limited trading in the company’s stock.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements may require the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

The Company will account for its intended oil and natural gas properties, or if as acquired, under the full cost method of accounting. Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have also experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

At December 31, 2008, the Company had total assets of $1,336,059 compared to current liabilities of approximately $8,859. The company currently has working capital reserves of approximately $55,084, no revenues and an accumulated deficit of approximately ($353,013). The Company has investment reserves of approximately $1,319,008. As of September 30, 2008 (fiscal year end), the Company had assets of $1,394,138, current liabilities of approximately $941 and accumulated deficit of ($281,706).

During the third quarter of the company’s current fiscal year, ending December 31, 2008, there were no significant capital expenditures. The company has not yet engaged in any active business purposes, and primarily devoted its effort during the quarter reported to the completion of the previously described reorganization related matters.

The company believes that as a result of the private placement offering, it should have sufficient investment reserves to carry it to a point when anticipated oil and gas revenues can be realized; though no warranty of this projection can be made. At present, the Company (based upon fiscal year 2008) had average monthly expenses of approximately $10,435/month in 2008, though no assurance or warranty is offered that expenses may not vary significantly in 2009, particularly if the Company acquires any oil and gas assets.

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007.

In neither of the above comparable periods, did the company have any revenues or income. During the last quarter, the company had ongoing expenses which were financed from the Company’s working capital reserves.

For the comparable quarterly periods of December 31, 2008 to December 31, 2007, the company had more expenses, and the expenses which were incurred were paid from the working capital reserves. The increase in expenses were almost entirely attributable to increases in legal and accounting services. Management believes almost all of the transitional costs of reorganization were paid before or in the quarter ending June 30, 2008. Operating costs in the fiscal quarter ending December 31st were approximately $80,806 in 2008 compared to $15,482 in the same period in 2007. From inception in July, 2004, the total expenses were ($363,649).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously outlined above, the company is now essentially a shell company, having been acquired in a majority share acquisition and reorganized as an intended oil and gas company under the name of Ring Energy, Inc. At the present time, the company has limited assets, no revenues, or specific business operations all of which constitute risk factor to anyone wishing to participate in the company. The company does intend to go forward in the future with attempting to acquire some type of oil and/or gas interest or properties. If the company is successful in completing its intended acquisitions, generally outlined above, there will remain certain risk as to whether suitable oil and gas properties can be acquired on a commercially feasible basis. Additional risk may arise from whether the company has sufficient capital to acquire and develop oil and gas properties and to market any product from those properties. There is also an inherent risk in any oil and gas development program which may arise out of such typical risk factors as the drilling of dry or non-commercial wells, completion problems, and fluctuations in oil and gas prices. There are also significant environmental risks in oil and gas development, as well as significant government regulation.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”or “Mr. Steve Owens”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financials Reporting

Further there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Future Accounting Policies and Procedures

The Company is aware that for the period ending September 30, 2009, unless extended or modified by the SEC or Congress and if it remains as a “reporting company” under the Securities Exchange Act of 1934 (’34 Act), it will be required to report through an independent audit committee and will also be required to implement much more rigorous and extensive internal financial and accounting procedures under Sarbanes-Oxley Act, particularly § 404.

The Company is presently actively exploring its options with regard to this potential increased level of accounting and compliance. One possibility being actively reviewed is to terminate the Company’s status as a reporting company under the ’34 Act and attempt to continue trading as a “higher tier” company on the Pink Sheets which do not require public reporting on the same level, but under which the Company would continue to have annual audits and maintain current public information. While this action, if taken, would substantially reduce expenses it may also adversely impact the pricing and liquidity of the Company’s limited trading stock and the amount of public information available. While shareholders will not take part in these decisions, management would be interested in your input and will inform shareholders of any decision through a public 8-K filing and direct notice to shareholders.

The Company is also exploring establishing a Company website to better provide more information and notices directly to shareholders and the public.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not engaged in any legal proceedings at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS

The company did not issue any shares during the second quarter ending December 31, 2008.

ITEM 3. DEFAULTS OF UPON SENIOR SECURITIES

The company has no senior securities and hence no defaults in any such senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company intends to have a shareholder meeting in 2009 at a presently undesignated date.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated February ___, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Acting Chief Financial Officer, dated February ___, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) The following report on Form 8-K with Exhibits was filed by Registrant during or related to the quarter ended December 31, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: February 14, 2009	By /s/ Robert “Steve” Owens_______
Robert “Steve” Owens
President/CEO
Acting Chief Financial Officer