Form 10-Q/A
period 2008-12-31
RING ENERGY, INC.
filed 2009-04-01
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from:	___________ to ___________.

0001384195

Commission File Number

RING ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0495938
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

18 ½ East State Street, Suite 202, Redlands, California	92373
(Address of principal executive offices)	(Zip Code)

(909) 798-8394

(Registrant’s telephone number, including area code)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           [ X ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [	]
Non-accelerated filer [	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).[ ] Yes[ X ] No

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND COMPARATIVE PERIODS (UNAUDITED).

___________________________________________________________________________________

Page Number

FORWARD-LOOKING STATEMENTS AND RISKS

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 5.	Material Subsequent Events	17

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures	18

__________________________________________________________________________________

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by Ring Energy, Inc. (the "Company") with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q/A, Amendment No. 1 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, oil and gas acquisition and development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-QA, Amendment No. 1 or presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

This Form 10-Q/A Amendment No. 1 contains the Statements of Operations & Other Comprehensive Loss (Unaudited) as described in the Index below that was omitted in the original filing and provides information for the quarter in notes 6 and 7 which were previously omitted.

Index to Unaudited Financial Statements:	Page

Balance Sheets, December 31, 2008 (Unaudited) and September 30, 2008	4
Statements of Operations & Other Comprehensive Loss (Unaudited), three months ended December 31, 2008 and 2007, and from July 30, 2004 (Date of
Inception) to December 31, 2008	5
Statements of Stockholders’ Equity (Deficit) (Unaudited), from July 30, 2004
(Date of Inception) to December 31, 2008	6
Statements of Cash Flows (Unaudited), three months
ended December 31, 2008 and 2007, and from July 30, 2004 (Date of
Inception) to December 31, 2008	7 - 8
Condensed Notes to Financial Statements	9 - 13

RING ENERGY, INC.
(A Pre-Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	September 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS

Cash	$ 61,943	$ 87,296
Prepaid Expenses	2,000	57,228

TOTAL CURRENT ASSETS	63,943	144,524

PROPERTY & EQUIPMENT, NET	8,192	-

OTHER ASSETS

Available-for-sale securities	1,263,924	1,249,614

TOTAL OTHER ASSETS	1,263,924	1,249,614

TOTAL ASSETS	$ 1,336,059	$ 1,394,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$ 8,859	$ 941

TOTAL CURRENT LIABILITIES	8,859	941

TOTAL LIABILITIES	8,859	941

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 authorized,
3,541,217 and 3,541,217 shares issued and outstanding,
respectively.	3,541	3,541
Additional paid in capital	1,611,748	1,611,748
Share subscriptions	60,000	60,000
Accumulated other comprehensive income (loss)	4,924	(386)
Deficit accumlated during the pre-exploration stage	(353,013)	(281,706)

TOTAL STOCKHOLDERS' EQUITY	1,327,200	1,393,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,336,059	$ 1,394,138

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(A Pre-Exploration Stage Company)
Statements of Operations & Other Comprehensive Loss
(Unaudited)

			July 30, 2004 (Date of Inception) to December 31, 2008

	Three months ended December 31,
	2008	2007

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative expense:
Accounting and legal fees	22,731	13,228	101,216
Advertising and promotion	-	-	49,614
Bank charges	-	44	650
Consulting fees	51,428	-	120,000
Depreciation expense	200	-	200
Dues and subscriptions	(26)	-	0
Interest expense	-	1,455	5,221
Management fees	-	-	26,400
Mineral property costs	-	-	6,557
Office and miscellaneous	194	-	8,545
Postage and delivery	-	-	447
Professional fees	-	-	95
Rent expense	3,000	-	6,500
Telephone	226	-	5,041
Transfer agent and filing fees	3,053	755	20,270
Travel	-	-	4,976
Write-off of website costs	-	-	7,917

TOTAL EXPENSES	80,806	15,482	363,649

LOSS FROM OPERATIONS	(80,806)	(15,482)	(363,649)

OTHER INCOME (EXPENSE)

Dividend Income	328	-	981
Interest Income	9,171	-	9,655

TOTAL OTHER INCOME (EXPENSE)	9,499	-	10,636

LOSS BEFORE INCOME TAXES	(71,307)	(15,482)	(353,013)

INCOME TAX (BENEFIT) EXPENSE	-	-	-

NET LOSS BEFORE OTHER COMPREHENSIVE GAIN (LOSS)	(71,307)	(15,482)	(353,013)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on available-for-sale securities	5,310	-	4,924

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (65,997)	$ (15,482)	$ (348,089)

Basic and diluted loss per share before other comprehensive income	$ (0.02)	$ (0.01)

Weighted average number of basic shares outstanding	3,541,250	3,041,250

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(A Pre-Exploration Stage Company)
Statements of Stockholders Equity (Deficit)

						Deficit Accumulated During the Pre-Exploration Stage
			Additional Paid-in Capital	Share Subscriptions Received	Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Common stock issued for
services at $0.0012	1,666,667	$ 1,667	$ 333	$ -	$ -	$ -	$ 2,000
Net loss for the period ended
September 30, 2004	-	-	-	-	-	(2,280)	(2,280)
Balance, September 30, 2004 & 2005	1,666,667	1,667	333	-	-	(2,280)	(280)

Common stock issued for
Cash at $0.024	1,374,550	1,374	31,616	-	-	-	32,990
Net loss for the period ended						-	-
	-	-	-	-	-	(28,267)	(28,267)
Balance, September 30, 2006	3,041,217	3,041	31,949	-	-	(30,547)	4,443

Imputed interest (Note 3)	-	-	3,766	-	-	-	3,766
Share subscription received
(Note 4)	-	-	-	60,000	-	-	60,000
Net loss for the period ended
September 30, 2007	-	-	-	-	-	(127,081)	(127,081)
Balance, September 30, 2007	3,041,217	3,041	35,715	60,000	-	(157,628)	(58,872)

Imputed interest (Note 3)	-	-	1,455	-	-	-	1,455
Forgiveness of related party
debt (Note 3)	-	-	75,078	-	-	-	75,078
Common stock issued for
Cash at $3.00	500,000	500	1,499,500	-	-	-	1,500,000
Unrealized loss from other
comprehensive income	-	-	-	-	(386)	-	(386)
Net loss for the period ended
September 30, 2008	-	-	-	-	-	(124,078)	(124,078)
Balance, September 30, 2008	3,541,217	3,541	1,611,748	60,000	(386)	(281,706)	1,393,197

Unrealized gain on available-for-sale securities	-	-	-	-	5,310	-	5,310
Net loss for the period ended
December 31, 2008	-	-	-	-	-	(71,307)	(71,307)
Balance, December 31, 2008
(Unaudited)	3,541,217	$ 3,541	$ 1,611,748	$ 60,000	$ 4,924	$ (353,013)	$ 1,327,200

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(A Pre-Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			July 30, 2004 (Date of Inception) to December 31, 2008

	Three months ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (71,307)	$ (15,482)	$ 353,013)
Items not affecting cash:
Depreciation expense	200	-	200
Interest expense	-	1,455	5,221
Management fees	-	-	2,000
Write-off of website costs	-	-	7,917
Changes in working capital balances related to operations:	-	-	-
(Increase) decrease in prepaid expenses	55,228	-	(2,000)
(Decrease) increase in accounts payable and accrued liabilities	7,918	12,212	8,859

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(7,961)	(1,815)	(330,816)

CASH FLOWS FROM INVESTING ACTIVITIES

Website costs	-	-	(7,917)
Acquisition of property & equipment	(8,392)	-	(8,392)
Available-for-sale investments	(9,000)	-	(1,259,000)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	17,392)	-	(1,275,309)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-Shareholders	-	-	27,000
Payments on notes payable-Shareholders	-	-	(27,000)
Proceeds from Notes Payable-Related Parties	-	1,500	75,513
Payments on notes Payable-Related Parties	-	-	(435)
Capital stock issued	-	-	1,532,990
Share subscriptions received	-	-	60,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,500	1,668,068

NET INCREASE (DECREASE) IN CASH	(25,353)	(315)	61,943

CASH, BEGINNING OF PERIOD	87,296	734	-

CASH, END OF PERIOD	$ 61,943	$ 419	$ 61,943

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
(A Pre-Exploration Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

July 30, 2004 (Date of Inception) to December 31, 2008

Three months ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITES
Equity issued as compensation	$ -	$ -	$ 2,000
Imputed interest	$ -	$ 1,455	$ 5,221
Forgiveness of related party debt	$ -	$ -	$ 75,078

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

(A Pre-Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

NOTE 1 – INTERIM REPORTING

Basis of Preparation

The condensed financial statements for the period ended December 31, 2008 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 and the 10-Q/A report for the period ending December 31, 2008, these reports have been filed with the Securities and Exchange Commission. The Annual Report and Quarterly Reports can be obtained from the Company and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

NOTE 4 – ACCOUNT STANDARDS (CONTINUED)

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company’s financial statements.

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

NOTE 4 – ACCOUNT STANDARDS (CONTINUED)

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

NOTE 6 – INVESTMENT

The Company has investment reserves of approximately $1,325,867 as of December 31, 2008.

The Company has adopted the provisions of Statement No. 115 issued by FASB titled, “Accounting for Certain Investment in Debt and Equity Securities”. This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement addresses the accounting and reporting for certain investments in debt securities and equity securities. At December 31, 2008, the Company had no investments in debt securities.

Equity investments not classified as trading securities shall be classified as available-for-sale securities. At December 31, 2008, all of the Company’s investments were classified as available-for-sale securities.

Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

NOTE 6 – INVESTMENT (CONTINUED)

Included in other assets are available-for-sale securities obtained by the Company during the year ended December 31 2008. All of the securities that are classified as available-for-sale mature on or before April 30, 2009. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of the available-for-sale securities:

December 31, 2008

Market Value	$ 1,263,924
Cost	1,259,000
Gross unrealized holding gain before income tax effect	4,924
Income tax effect
Net unrealized holding gain	$ 4,924

NOTE 7 – INCOME TAXES

The Company has estimated net operating loss carry-forwards of approximately $223,170 available for reduction against future years taxable income which is fully reduced by the valuation allowance. The valuation allowance decreased by approximately $51,830 during the quarter ended December 31, 2008. It is reasonably possible that our estimate of the valuation allowance will change.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was originally organized as a Nevada Corporation of record on July 30, 2004 under the name of Blanca Corp. The initial purpose of the corporation was to engage in mining operations. The name of the Company was changed of record on April 18th, 2007 to Transglobal Mining Corp. Each of these events occurred during the tenure of a prior and unrelated management group.

From its inception, the Company intended to engage in various mineral development operations within the United States and Canada. Until March 2008, the Company maintained its principal place of business in Saskatoon, SK, Canada. During 2006, the company “staked” a 405 hectare mineral claim in British Columbia, Canada, but no longer holds any interst in that claim. In 2007, the Company entered into various option agreements for the development of gold resources in China with China Eastern Mining Corporation, but no longer holds any interests in these option agreements. Also in 2007, the Company purchased 2,865 hectare of land for the purposes of uranium exploration in the Surprise Lake Area, of British Columbia; the Company now has abandoned those claims. Since March of 2008, the Company has focused its efforts to acquire mineral interests relating to oil and gas properties as a result, in part, to the change in management of the Company. Consequently, the Company has divested itself of all assets and liabilities associated with its prior mining ventures.

On or about March 20th, the Company changed of record its name in Nevada, to Ring Energy, Inc. and intends to go forward under that name with a focus on the acquisition and development of oil and gas properties, and potentially, marketing oil and gas products derived from those properties. It is not presently determined exactly how the Company will proceed to acquire and develop oil and gas properties; whether the interests acquired will be primarily working interest or royalty interest; or whether the Company will be able to acquire sufficient interest to act as an operator in any potential oil and gas properties acquired. These future business activities and plans will be subsequently determined by the board of directors and will be disclosed on an ongoing basis with shareholders through the subsequent periodic reports to be filed by the Company. At the present time, there are no commitments, options or rights to acquire any particular oil and gas properties and none have been identified for acquisition to date.

Summary of Significant Events

The Company has previously reported in detail upon the following significant events in reports filed with the Securities and Exchange Commission, and such events are, therefore, listed here in only outline fashion:

•	The Company completed a private placement of 500,000 shares of its common stock, resulting in gross proceeds of $1,500,000.

•

The Company completed an 18:1 reverse split of its common stock that resulted in 3,541,217 shares being currently issued and outstanding, and such shares are held by approximately 69 shareholders of record.

•	Present management serves the Company on an as needed basis without regular salary. Mr. Steve Owens presently fills all officer positions.

•	The Company is attempting to seek oil and gas properties or one or more interests in such properties for development.

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

The Company will account for its intended oil and natural gas properties, or if as acquired, under the full cost method of accounting. Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have also experienced significant fluctuations and have been particularly volatile during the quarter ended December 31, 2008 and since that date. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

At December 31, 2008, the Company had total assets of $1,336,059 and current liabilities of approximately $8,859. The Company's current assets are comprised of $61,943 in cash and prepaid expense of $2,000. Its available for sale securities of $1,263,924 mature in April 2009. The Company has no revenues and an accumulated deficit of approximately ($353,013). As of September 30, 2008 (fiscal year end), the Company had assets of $1,394,138, current liabilities of approximately $941 and accumulated deficit of ($281,706).

During the first quarter of the Company’s current fiscal year, ending December 31, 2008, there were no significant capital expenditures. The Company has commenced its search for oil and gas properties but has not located any such properties that it deemed suitable as of the date of this report. Otherwise, the Company has  primarily devoted its effort during the quarter reported to the completion of the previously described reorganization related matters.

The Company believes that as a result of the private placement offering, it should have sufficient capital to acquire oil and gas properties that may generate revenues, though no warranty of this projection can be made. The Company estimates its future operating expenses, including the investigatin of the acquisition of oil and gas properties, to be approximately $5,000 per month, though no assurance or warranty is offered that expenses may not vary significantly.  Upon the acquisition of oil and gas assets, the cost of operations will increase. The amount of such increase is not known until the Company has identified a specific oil and gas asset.

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007.

During the three-month periods ended Decemer 31, 2008 and 2007, the Company did not have any revenues and had a loss from operations of $80,806 and $15,482, respectively.

For the comparable three-month periods of December 31, 2008 and December 31, 2007, the Company had significantly greater expenses during the three months ended December 31, 2008 ($80,806) when compared to the three months ended December 31, 2007 ($15,482). The Company was able to pay these expenses as a result of the $1,500,000 obtained through the sale of its common stock. The increase in expenses was almost entirely attributable to increases in consulting fees, legal and accounting services. Operating costs in the fiscal quarter ending December 31st were approximately $80,806 in 2008 compared to $15,482 in the same period in 2007. From inception in July, 2004, the total expenses were $363,649.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer” or “Mr. Steve Owens”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls Over Financials Reporting

Further there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Future Accounting Policies and Procedures

The Company is aware that for the period ending September 30, 2009, unless extended or modified by the SEC or Congress and if it remains as a “reporting company” under the Securities Exchange Act of 1934 (‘34 Act), it will be required to report through an independent audit committee and will also be required to implement much more rigorous and extensive internal financial and accounting procedures under Sarbanes-Oxley Act, particularly § 404.

The Company is presently actively exploring its options with regard to this potential increased level of accounting and compliance. One possibility being actively reviewed is to terminate the Company’s status as a reporting company under the ‘34 Act and attempt to continue trading as a “higher tier” company on the Pink Sheets which do not require public reporting on the same level, but under which the Company would continue to have annual audits and maintain current public information. While this action, if taken, would substantially reduce expenses it may also adversely impact the pricing and liquidity of the Company’s limited trading stock and the amount of public information available. While shareholders will not take part in these decisions, management would be interested in your input and will inform shareholders of any decision through a public 8-K filing and direct notice to shareholders.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated March 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Acting Chief Financial Officer, dated March 30, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) The following report on Form 8-K with Exhibits was filed by Registrant during or related to the quarter ended December 31, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: March 30, 2009	By /s/ Robert “Steve” Owens
Robert “Steve” Owens
President/CEO
Acting Chief Financial Officer