Form 10-Q
period 2009-03-31
RING ENERGY, INC.
filed 2009-05-15
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:March 31, 2009

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

The registrant has only one class of common stock of which there are 3,541,217 shares outstanding at May 4th 2009.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2009 AND COMPARATIVE PERIODS (UNAUDITED).

___

Page Number

FORWARD-LOOKING STATEMENTS AND RISKS

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	Attached

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations 4-6

Item 3.	Quantitative and Qualitative Disclosures about Market Risks 6

Item 4.	Controls and Procedures	6-7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity, Securities, and Use of Proceeds	7

Item 3.	Defaults of Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Securities Holders	8

Item 5.	Material Subsequent Events	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures

_________________________________________________________________________________________

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by Ring Energy, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such forward-looking statements appear in a number of places and may include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, oil and gas acquisition and development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments.

Reserve engineering for an oil and gas company is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

In addition, the Company is in a development period, with the Company attempting to find various “going forward” opportunities that may materially alter its financing, structure, and specific business; which, may in turn, significantly affect current estimates or projections.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q, or presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

This Form 10-Q contains our unaudited financial statements as described in the Index below and are included immediately following the signature page of this report.

Index to Unaudited Financial Statements:	Page

Balance Sheets, March 31, 2009 (Unaudited) and September 30, 2008	F-1

Unaudited Statements of Operations & Other Comprehensive Income (Loss),
for the three and six months ended March 31, 2009 and 2008, and from
July 30, 2004 (Date of Inception) to March 31, 2009	F-2

Statements of Cash Flows (Unaudited), for the six months
ended March 31, 2009 and 2008, and from July 30, 2004 (Date of
Inception) to March 31, 2009	F-3

Notes to Condensed Financial Statements commencing on page:	F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was originally organized as a Nevada Corporation on July 30, 2004 under the name of Blanca Corp. The initial purpose of the Company was to engage in mining operations. The name of the Company was changed on April 18th, 2007 to Transglobal Mining Corp and on March 20, 2008 to Ring Energy, Inc. incident to a majority share acquisition and subsequent intended oil and gas acquisition and development.

The Company initially intended to engage in various mineral development operations within the United States and Canada. Prior to March 2008, the Company sold all of its mining operations and during May, 2009 committed to acquire an interest in oil and gas properties as subsequently described.

Summary of Significant Events

The Company has previously reported in detail upon the following significant events in reports filed with the Securities and Exchange Commission and such events are, therefore, only listed here in outline fashion:

•	The Company completed a private placement of 500,000 shares of its common stock resulting in gross proceeds of $1,500,000 in the quarter ended June 30, 2008.

•

The Company completed a 18:1 reverse split of its common stock after its private placement that resulted in 3,541,217 shares being currently issued and outstanding and such shares are held by approximately 69 shareholders of record.

•

Present management serves the Company on an as needed basis without regular salary. Mr. Steve Owens presently fills all officer positions, though the Company has recently created the position of Chief Financial Officer (“CFO”) pending appointment.

•

On an interim basis, the company has since March 2009 retained the services, on a contract basis, of an independent CPA to assist the president in completing internal financial operations and statements, internal financial review procedures, tax accounting, financial planning and other functions typically performed by a CFO pending appointment of a CFO.

•

The board also in March 2009 designated Mr. Robert Morley, and independent director, as the independent audit committee for the Company. The Company is currently developing its audit committee charter and procedures.

•	The Company continues to seek oil and gas properties or one or more interests in such properties for development.

•

As a material subsequent event, the Company, on or about April 27th, 2009, made a nonbinding commitment, subject only to review and approval of the final contract terms and payment of the initial consideration, to acquire a 25% working interest (18.75% net revenue interest) in a 440 acre lease in Howard County, Texas for the purposes of drilling and potentially completing an initial oil well on such lease property (“Prospect”). The details of this proposed acquisition will be more fully set-out and described in an 8-K filing by the Company as soon as the definitive binding contract is entered. Preliminarily, it should be noted that the Company will be a non-operator in the lease acreage, with Big Star Oil and Gas, LLC, a Texas limited liability company (“Big Star”), acting as the operator and the holder of the leased acreage of the Prospect. The Company will be committed to pay Big Star a prospect fee of $35,750, and will pay effectively 33.33% of all drilling, completion and operating costs in the initial well for its 25% working interest in the Prospect. The initial well will be considered as a well drilled in unproven reserves with the intention to complete this well to a depth of approximately 7,800 feet primarily as an intended oil producing well. The total cost of drilling and completion is not presently known, but is estimated that the cost of the initial well to be between $300,000 to $400,000 to the Company. The Company, as a minority interest non-operator in the Prospect, does not have any reserve report or estimate and is not likely to have such a report in the foreseeable future. As in all drilling and completion programs, no warranty or assurance of commercial production can be made or assumed.

The Company’s common stock is currently approved for trading on the OTCBB (Electronic Bulletin Board) under the name “Ring Energy, Inc.,” symbol RNGE. There is presently very limited trading in the Company’s common stock.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP). The preparation of these financial statements may require the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements.

The Company intends to account for its oil and natural gas operations under the full cost method of accounting. Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have also experienced significant fluctuations and have been particularly volatile during the year to date. Future anticipated price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Anticipated increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

At March 31, 2009, the Company had total assets of $1,316,996 and current liabilities of $4,902. The Company’s current assets are comprised of $1,307,104 in cash and cash equivalents and prepaid expense of $2,000. The Company has no revenues and an accumulated deficit of $363,195. As of September 30, 2008 (fiscal year end), the Company had total assets of $1,394,138, then current liabilities of $941 and an accumulated deficit of $281,706.

During the first two quarters of the Company’s current fiscal year, starting September 30, 2008 and ending March 31, 2009, there were no significant capital expenditures. The Company during the most recent quarter had not located any oil and gas properties, but note the recent commitment to acquire such interests described under material Subsequent Events above. Otherwise, the Company has primarily devoted its efforts to the completion of the previously described reorganization related matters.

The Company believes that as a result of the private placement offering, it should have sufficient capital to acquire oil and gas properties that may generate revenues; though no warranty of this projection can be made. The Company estimates that its future operating expenses, exclusive of actual anticipated oil and gas activities but including the investigation of the acquisition of oil and gas properties, will be approximately $5,000 per month, though no assurance or warranty is offered that expenses may not vary significantly. Upon the acquisition of oil and gas assets, the cost of operations will increase whether or not offset by revenues. The amount of such increase cannot be known until the Company has developed a specific oil and gas property.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

During the three months ended March 31, 2009 and March 31, 2008, the Company did not have any revenues and had a loss from operations of $14,176 and $3,449, respectively.

For the comparable three month periods ending March 31, 2009 and March 31, 2008, the Company had greater operating expenses during the three months ended March 31, 2009 $14,176 when compared to the three months ended March 31, 2008 $3,449. The Company was able to pay these expenses as a result of the $1,500,000 obtained through the private placement sale of its common stock. The increase in expenses were almost entirely attributable to increases in consulting fees, legal and accounting services. From inception in July, 2004, the total operating expenses were $372,604.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously outlined above, the Company is now a development stage company. At the present time, the Company has limited assets and no revenues. As previously described, the Company acquired an interest in a Prospect which has not been developed. All of these factors constitute risk factors to anyone wishing to acquire shares of the Company’s common stock. The Company intends to go forward in the future in attempting to acquire and develop the Prospect and possibly acquire other oil and/or gas interest or properties. If the Company is successful in developing one or more intended acquisitions, there will remain certain risks as to whether suitable oil and gas properties can be acquired on a commercially feasible basis. Additional risk may arise from whether the Company has sufficient capital to acquire and develop oil and gas properties and to market any product from those properties. There is also an inherent risk in any oil and gas development program which may arise out of such typical risk factors as the drilling of dry or non-commercial wells, completion problems, and fluctuations in oil and gas prices. There are also significant environmental risks in oil and gas development, as well as significant government regulations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer” or “Mr. Steve Owens”) conducted evaluations of our disclosure controls and procedures in connection with Mr. Denny Nestripke, CPA, who is assisting the Company with such functions pending appointment of its CFO. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, in the manner and within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financials Reporting

The primary changes that have been implemented this quarter in the Company’s controls and procedures are centered upon the creation of the CFO position which is anticipated to be filled in the next quarter and the interim appointment of Mr. Denny Nestripke to act as an independent consultant to assist in implementing new accounting and financial controls and procedures until a CFO is appointed to fulfill these functions.

Controls and procedures are also intended to be indirectly affected by the establishment of an independent audit committee which will independently review audit material and independently contract, subject to board approval, the independent auditor for the Company. The audit committee will also coordinate with the independent auditors the implementation of audit standards which may impact various controls and procedures employed by the Company going forward.

Future Accounting Policies and Procedures

The Company is aware that for the period ending September 30, 2009, unless extended or modified by the SEC or Congress and if it remains as a “reporting company” under the Securities Exchange Act of 1934 (’34 Act), it will be required to report through its independent audit committee various internal audit standards and will also be required to implement much more rigorous and extensive internal financial and accounting procedures under Sarbanes-Oxley Act, particularly § 404.

The Company is also exploring establishing a Company website to provide more information and notices directly to shareholders and the public.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not engaged in any legal proceedings at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS

The company did not issue any shares during the second quarter ending March 31, 2009.

ITEM 3. DEFAULTS OF UPON SENIOR SECURITIES

The company has no senior securities and hence no defaults in any such senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company intends to have a shareholder meeting in 2010 at a presently undesignated date.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated May 14, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Acting Chief Financial Officer, dated May 14, 2009, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) The following report on Form 8-K with Exhibits was filed by Registrant during or related to the quarter ended March 31, 2009:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: May 15, 2009	By /s/ Robert “Steve” Owens
Robert “Steve” Owens
President/CEO
Acting Chief Financial Officer

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	March 31,	September 30,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$ 1,307,104	$ 87,296
Prepaid expenses	2,000	57,228
Total Current Assets	1,309,104	144,524

Property and Equipment (net)	7,892	-

Other Assets:
Available-for-sale securities	-	1,249,614
Total Other Assets	-	1,249,614

Total Assets	$ 1,316,996	$ 1,394,138

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$ 4,902	$ 941
Total Current Liabilities	4,902	941
Total Liabilities	4,902	941

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,541,217 shares issued and outstanding	3,541	3,541
Paid-in capital	1,671,748	1,611,748
Stock subscription	-	60,000
Accumulated other comprehensive income (loss)	-	(386)
Deficit accumulated during the development stage	(363,195)	(281,706)
Total Stockholders' Equity	1,312,094	1,393,197

Total Liabilities and Stockholders' Equity	$ 1,316,996	$ 1,394,138

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)
					Inception of
					Development
					Stage (July 30,
	For the Three Months		For the Six Months		2004) through
	Ended March 31,		Ended March 31,		March 31,
	2009	2008	2009	2008	2009
Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative
Expenses:
Accounting and legal	9,978	1,216	32,709	14,444	111,194
Advertising and promotion	-	-	-	-	49,614
Consulting	-	-	51,428	-	120,000
Management	-	-	-	-	26,400
Transfer agent and filing	368	2,033	3,421	2,788	20,638
Other	3,830	200	7,424	244	44,758
Total General and
Administrative Expenses	14,176	3,449	94,982	17,476	372,604
Loss From Operations	(14,176)	(3,449)	(94,982)	(17,476)	(372,604)

Other Income and (Expense):
Dividend and interest
income	3,994	-	13,493	-	14,630
Interest expense	-	-	-	(1,455)	(5,221)
Total Other Income
and (Expense)	3,994	-	13,493	(1,455)	9,409

Loss Before Income Taxes	(10,182)	(3,449)	(81,489)	(18,931)	(363,195)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$ (10,182)	$ (3,449)	$ (81,489)	$ (18,931)	$ (363,195)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)
Average number of common
shares outstanding	3,541,217	3,041,250	3,541,217	3,041,250

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Six Months		2004) through
	Ended March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$ (81,489)	$ (18,931)	$ (363,195)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation expense	500	-	500
Write-off of website costs	-	-	7,917
Management expense	-	-	2,000
Interest expense	-	1,455	5,221
Other comprehensive income	385
Changes in working capital balances
related to operations:
(Increase) decrease in prepaid expense	55,228	(100)	(2,000)
Increase (decrease) in accounts payable and
accrued liabilities	3,961	(2,806)	4,902
Net Cash Flows Used by Operating Activities	(21,415)	(20,382)	(344,655)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	1,249,615	-
Acquisition of property and equipment	(8,392)	-	(8,392)
Net Cash Flows Provided by Investing Activities	1,241,223	-	(16,309)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	43,713	102,513
Payments on related party payables	-	(435)	(27,435)
Issuance of common stock	-	-	1,592,990
Stock subscription	-	-	-
Net Cash Flows Provided by Financing Activities	-	43,278	1,668,068

Net Increase (Decrease) in Cash and cash equivalents	1,219,808	22,896	1,307,104
Cash and cash equivalents at beginning of period	87,296	734	-
Cash and cash equivalents at End of Period	$ 1,307,104	$ 23,630	$ 1,307,104

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Condensed Financial Statements

March 31, 2009

(unaudited)

Note 1: Basis of Presentation

Interim Period – The accompanying unaudited financial statements of Ring Energy, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended September 30, 2008.

The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Development Stage Entity – Since its inception, the Company has intended to engage in various mineral development operations in the United States and Canada, and is presently seeking to acquire oil and gas properties in the United States of America. At March 31, 2009 the Company has approximately $1,300,000 in cash and cash equivalents; however, the Company has not been able to generate any revenue from operations. Consequently, the Company is considered a development stage entity as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation. During April 2007, the name was changed to Transglobal Mining Corp. During March 2008 the Company changed its name to Ring Energy, Inc. Since its inception, the Company has intended to engage in various mineral development operations in the United States and Canada; however, it has not been able to generate any revenue pursuant to such activity.

Cash and Cash Equivalents – In accordance with SFAS No. 95, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of the financial instruments. During the year ended September 30, 2008, the Company held available-for-sale securities with maturities that exceeded three months. During April 2009, all of these securities matured and the Company is holding the proceeds in highly liquid instruments. Consequently, the Company recognized any comprehensive income or loss that had accrued in prior periods in the quarter ended March 31, 2009.

Net Loss per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income Taxes – The Company’s net operating loss carry forward at March 31, 2008 of approximately $363,000 will be applied against any future taxable income and expires in various years through March, 2009. During certain prior periods the Company had a deferred tax arising from temporary differences between income for financial reporting and income for tax purposes as a result of a valuation allowance. At March 2009, no such differences existed. The carry forward is fully reduced by the valuation allowance.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 3: Stock Subscription

The Company determined that a stock subscription in the amount of $60,000 did not require the issuance of additional shares of the Company’s common stock nor the repayment of any amounts previously received. Consequently, during the quarter the Company reclassified the stock subscription amount into additional paid-in capital by this amount.

Note 4: Subsequent Events

During April 2009 the Company entered into a preliminary oil Participation Development Agreement as a non-operator, working interest owner in a Texas lease. The Company acquired a 25% working interest being an 18 ¾% net revenue interest in a 440 acre prospect. A prospect fee of $35,750 was paid by the Company in May, 2009. The Company will be responsible for 33.33% of drilling, completion and operating expenses. The total cost of the initial well is estimated to be between $300,000 to $400,000. As in all drilling and completion prospects, no assurance of commercial success can be made.

Note 5: Reclassification

Certain Reclassifications have been made to the 2008 financial statements presentation to correspond to the current year’s format. Total net income and equity are unchanged due to these reclassifications.