Form 10-Q
period 2009-06-30
RING ENERGY, INC.
filed 2009-08-11
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            [ X ] Yes  [  ] No

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [  ] No

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

The registrant has only one class of common stock of which there are 3,548,200 shares outstanding at August 10, 2009.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2009 AND COMPARATIVE PERIODS (UNAUDITED).

_____________________________________________________________________________________

Page Number

FORWARD-LOOKING STATEMENTS AND RISKS	2

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	Attached

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	6

Item 4.	Controls and Procedures	6-7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity, Securities, and Use of Proceeds	7

Item 3.	Defaults of Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Securities Holders	8

Item 5.	Material Subsequent Events	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures	9

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q, and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such forward-looking statements appear in a number of places and may include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas activities, as well as intended capital formation. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance future oil and gas acquisitions, its current oil and gas drilling program and potential future oil and gas development, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments.

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

In addition, the Company is in a development period, with the Company attempting to find and develop various “going forward” opportunities that may materially alter its financing, structure, and specific business; which, may in turn, significantly affect current estimates or projections.

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

Index to Unaudited Financial Statements:	Page

Balance Sheets, June 30, 2009 (Unaudited) and September 30, 2008	F-1

Statements of Operations & Other Comprehensive Income (Loss), (unaudited)
for the three and nine months ended June 30, 2009 and 2008, and from
July 30, 2004 (Date of Inception) to June 30, 2009	F-2

Statements of Cash Flows (Unaudited), for the nine months ended June 30, 2009
and 2008, and from July 30, 2004 (Date of Inception) to June 30, 2009	F-3

Notes to Financial Statements commencing on page:	F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was originally organized as a Nevada Corporation on July 30, 2004 as Blanca Corp. The name of the Company was changed on April 18th, 2007 to Transglobal Mining Corp and on March 20, 2008 to Ring Energy, Inc. As further described herein, the Company currently has a 25% working interest in a 440 acre oil and gas lease located in Texas and has commenced the completion of a test well on this prospect.

Summary of Significant Events

Since its Annual Report on Form 10-K for the fiscal year ending September 30, 2008, the Company has reported or is reporting upon the following significant events:

•

Present management serves the Company on an as needed basis without salary. Management is comprised of Steve Owens, who presently fills the positions of President, Secretary and Treasurer, Chief Executive Officer and Chief Financial Officer.

•

In March 2009, Robert Morley, presently a member of the board of directors was appointed to serve as a member of the Company's audit committee. Effective August 10, 2009, the board of directors accepted Denny W. Nestripke as a director of the Company and at the same time approved his appointment to the audit committee. Mr. Nestripke, a certified public accountant, shall serve as the Audit Committee Financial Expert.

•

During the quarter ending June 30, 2009, the Company acquired a 25% non-operating working interest (18.75% net revenue interest) in a 440 acre lease in Howard County, Texas ("Prospect"). Big Star Oil and Gas, LLC, a Texas limited liability company (“Big Star”), is an unrelated operator and the holder of the leased acreage of the Prospect. The Company paid Big Star a prospect fee of $35,750 and $148,799 for the initial well's dry hole costs to casing point. The completion costs and any future drilling costs (if any are undertaken) will be paid by the Company at 25% of such costs for the Company's 18.75% net revenue interest. The initial well was drilled to a depth of approximately 7,700 feet and is currently being completed with the expectation of becoming an oil producing well. At the present time, it has not been determined if the well is commercially producible. The Company entered into an authorization for expenditure for dry hole and completion costs for a total of $796,903. The Company's actual costs (based on its percentage ownership and agreed upon costs) are estimated to be approximately $236,500. At June 30, 2009, $148,799 has been paid by the Company to Big Star and the Company has accrued a liability of $28,456 for costs incurred that have not been paid or billed to the Company. The authorization for expenditure provides an estimate of the costs that may be incurred but no warranty or assurance can be given as to the actual costs. Furthermore, no warranty or assurance can be given that commercial production will result upon completion of the well.

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

Upon completion of the test well currently being undertaken on the Prospect, the Company will use the full cost method to account for its oil and natural gas operations. The Company is currently capitalizing all costs associated with the acquisition, drilling and completion of the test well. Subsequent depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment will be based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have also experienced significant fluctuations and have been particularly volatile during our current fiscal year. Future anticipated price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Anticipated increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

At June 30, 2009, the Company had total assets of $1,339,395 and current liabilities of $28,456. The Company’s current assets are comprised of $1,116,719 in cash and cash equivalents and prepaid expense of $2,079. The Company has achieved no revenue from operations and an accumulated deficit of $364,350 has resulted primarily from general and administrative expenses. As of September 30, 2008 (fiscal year end), the Company had total assets of $1,394,138, then current liabilities of $941 and an accumulated deficit of $281,706.

During the nine months of the Company’s current fiscal year, starting October 1, 2008 and ending June 30, 2009, the Company acquired a working interest in the Prospect (as described above) and drilled its first well. This test well is presently being completed and represents a significant capital expenditure that has been capitalized in the amount of $209,030. Additional cost will be incurred prior to the completion of this well. Upon its completion, a determination will be made by the operator of the Prospect if the well is commercially productive.

After the test well previously described has been completed, the Company estimates that approximately $1,000,000 in cash or cash equivalents will be remaining for the Company to utilize in its business endeavors. The Company believes that this amount should be sufficient capital to acquire additional oil and gas properties or interests from either Big Star or from other sources, or to drill one or more additional exploratory wells on the Prospect. No determination will be made as to the Company future activities until it obtains the results of the current test well being completed.

The Company estimates that its future general and administrative expenses, excluding the costs associated with its anticipated oil and gas activities, will be approximately $5,000 per month, though no assurance or warranty is offered that expenses may not vary significantly. Upon completion of its next quarterly activity, the Company will incur costs associated with the audit of its annual financial statements. These costs as well as legal fees associated with its annual report and the possibility of retaining a petroleum engineer will likely increase its quarterly expenses beyond the $15,000 estimate. Furthermore, if the well currently being completed proves to be commercially productive, the cost of operations will increase whether or not offset by revenue resulting from the potential production of oil and natural gas. The amount of such increase cannot be known until the Company has completed its current drilling project.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

During the three months ended June 30, 2009 and June 30, 2008, the Company did not have any revenue from operations and had a loss of $16,412 and $45,632, respectively. During the three month period ended June 30, 2009, the Company's loss from operations was offset by dividend and interest income in the amount of $15,312, resulting in a net loss of $1,100, while during the three month period ended June 30, 2008, no such offsetting income was received.

The Company experienced decreases in its general and administrative expenses for the three months ended June 30, 2009 from the comparable period ending June 30, 2008 as a result of decreases in its accounting and legal expenses being approximately one half of the prior period. Furthermore, during the three months ended June 30, 2008, the Company incurred consulting fees of $17,143. No such comparable costs were incurred during the three months ended June 30, 2009.

For the nine month periods ended June 30, 2009 and June 30, 2008, the Company incurred a net operating loss of $111,449 and $63,108, respectively. Whereas the operating loss was reduced during the nine months ended June 30, 2009 as a result of $28,805 in dividend and interest income, during the comparable period ending in 2008, no such income was received and $1,455 in interest expense was incurred. Significant differences in the composition of the operating losses between the two periods came as a result of the consulting fees which for the 2009 period totaled $51,428 compared to $17,143 for the 2008 period. The Company believes that its future general and administrative expenses will in all likelihood not be comprised of consulting fees as had been incurred in prior periods, as described herein.

From inception in July, 2004, the total operating expenses were $389,071. This operating expense was further increased by interest expense of $5,221, but offset by dividend and interest income of $29,942, resulting in a net loss of $364,350. The Company has been able to pay these expenses as a result of the sale of its common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As described herein, the Company is in a development stage as a result of not having been able to generate any revenue from operations. At the present time, the Company has assets of $1,339,395 and no revenues. The Company acquired an interest in the Prospect which has not been developed but it currently being explored through the drilling of a test well on the Prospect. These factors constitute risk factors to anyone wishing to acquire shares of the Company’s common stock. The Company intends to evaluate the Prospect after the completion of the current test well and may attempt to drill additional exploratory well(s) and possibly acquire other oil and/or gas interests or properties. Even if the Company's current well is commercially productive, there will remain certain risks as to future exploratory (or development) wells being drilled on the Prospect and whether additional suitable oil and gas properties or interests can be acquired on a commercially feasible basis. Additional risk may arise from whether the Company has sufficient capital to drill additional wells and/or acquire and develop additional oil and gas properties and to market any product from those properties. There is also an inherent risk in any oil and gas operation which may arise out of such typical risk factors as the drilling of dry or non-commercial wells, problems associated with the completion of a well, fluctuations in oil and gas prices, and remedial costs associated with oil and gas activities. There are also significant environmental risks in oil and gas drilling and production that may not be evident at the present time. Significant government regulations also require compliance.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Subsequent to our most recent quarterly period ending June 30, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer” or “Steve Owens”) conducted an evaluation of our disclosure controls and procedures, and reported the result thereof to our audit committee. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, in the manner and within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective under the Company's current circumstances to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereby.

Changes in Internal Controls Over Financials Reporting

There were no changes in the Company’s controls and procedures during the current quarter that have not previously been disclosed. As described under Item 2 - Summary of Significant Events, effective August 10, 2009, Denny W. Nestripke, a certified public accountant, accepted a position on the Company's board of directors and was appointed to serve on the Company's audit committee along with Robert Morley, who had previously accepted an appointment to the audit committee. Mr. Nestripke was also named as the Audit Committee Financial Expert. The Audit Committee Financial Expert intends to be actively engaged in the Company's financial reporting process.

Future Accounting Policies and Procedures

The Company is aware that for the period ending September 30, 2009, unless extended or modified by the SEC or Congress and if it remains as a “reporting company” under the Securities Exchange Act of 1934 (’34 Act), it will be required to report through its independent audit committee various internal audit standards and will also be required to implement more rigorous and extensive internal financial and accounting procedures under Sarbanes-Oxley Act, particularly § 404.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not engaged in any legal proceedings at the present time.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS

The company did not issue any shares during the third quarter ending June 30, 2009.

ITEM 3. DEFAULTS OF UPON SENIOR SECURITIES

The company has no senior securities and hence no defaults in any such senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company did not submit any matters to a vote of securities holders during the quarter ended June 30, 2009. The Company intends to hold an annual shareholders' meeting upon completion of an audit of its annual financial statements. No date has been set for such a meeting; however, it is anticipated that it will be held during the second quarter of the fiscal year ended September 30, 2010.

ITEM 5. SUBSEQUENT EVENTS

Effective August 10, 2009 Denny W. Nestripke was accepted as a member of the Company's board of directors and was appointed to the audit committee. As a member of the audit committee, Mr. Nestripke will serve as the Audit Committee Financial Expert. Mr. Nestripke, age 62, is a certified public accountant licensed in the State of California and Utah. He graduated from the University of Utah with a Bachelor of Science degree in Accounting in 1977 and with a Master of Science degree in Family Ecology in 2005. During the past five years Mr. Nestripke has been self-employed through his certified public accounting firm, Denny W. Nestripke, CPA. In addition, from January 2006 through September 2007, Mr. Nestripke was employed part-time at Alpine Securities Corporation in various capacities including Chief Compliance Officer. Mr. Nestripke is currently not affiliated with any broker/dealer or member of FINRA. Mr. Nestripke claims a 9.3% shareholder interest in PMI Construction Group and a 14% shareholder interest in Merilus, Inc., both of which file reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Nestripke also claims a 0.8% ownership interest in the Company's common stock, represented by 25,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 and 32.2 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) The following reports on Form 8-K (with Exhibits if applicable) were filed by Registrant during or related to the quarter ended June 30, 2009:

April 3, 2009:    Disclosing of the creation of CFO position and appointment of Mr. Morley to the audit committee.

May 19, 2009:   Entry into a Material Definitive Agreement to acquire a working interest in the Prospect.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RING ENERGY, INC.

Date: August 10, 2009	By /s/ Robert “Steve” Owens
Robert “Steve” Owens
Chief Executive Officer
Chief Financial Officer

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	June 30,	September 30,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$ 1,116,719	$ 87,296
Prepaid expenses	2,079	57,228
Total Current Assets	1,118,798	144,524

Office Furniture (net)	7,592	-

Oil and Gas Interest	209,030	-

Other Assets:
Available-for-sale securities	-	1,249,614
Total Other Assets	-	1,249,614

Total Assets	$ 1,335,420	$ 1,394,138

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$ 24,481	$ 941
Total Current Liabilities	24,481	941
Total Liabilities	24,481	941

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares and 3,541,217 shares
issued and outstanding at June 30, 2009 and
September 30, 2008, respectively	3,548	3,541
Paid-in capital	1,671,741	1,611,748
Stock subscription	-	60,000
Accumulated other comprehensive income (loss)	-	(386)
Deficit accumulated during the development stage	(364,350)	(281,706)
Total Stockholders' Equity	1,310,939	1,393,197

Total Liabilities and Stockholders' Equity	$ 1,335,420	$ 1,394,138

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Statements of Operations and Other Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008	Inception of Development Stage (July 30, 2004) through June 30, 2009
Revenue	$ -	$ -	$ -	$ -	$ -
General and Administrative Expenses:					
Accounting and legal	9,576	18,254	42,285	32,698	120,770
Advertising and promotion	-	-	-	-	49,614
Consulting	-	17,143	51,428	17,143	120,000
Management	-	-	-	-	26,400
Transfer agent and filing	981	7,824	4,402	10,612	21,619
Rent	3,000	1,500	9,000	1,500	12,500
Other	2,855	911	4,334	1,155	38,168
Total General and Administrative Expenses	16,412	45,632	111,449	63,108	389,071
Loss From Operations	(16,412)	(45,632)	(111,449)	(63,108)	(389,071)
Other Income and (Expense):					
Dividend and interest income	15,312	-	28,805	-	29,942
Interest expense	-	-	-	(1,455)	(5,221)
Total Other Income and (Expense)	15,312	-	28,805	(1,455)	24,721
Loss Before Income Taxes	(1,100)	(45,632)	(82,644)	(64,563)	(364,350)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$ (1,100)	$ (45,632)	$ (82,644)	$ (64,563)	$ (364,350)
Net loss per common share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)	
Average number of common shares outstanding	3,541,217	3,272,019	3,541,217	3,117,892	

Ring Energy, Inc.

(a development stage entity)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended June 30, 2009	For the Nine Months Ended June 30, 2008	Inception of Development Stage (July 30, 2004) through June 30, 2009
Cash Flows from Operating Activities:			
Net loss	$ (82,644)	$ (64,563)	$ (364,350)
Adjustments to reconcile net loss to cash used by operating activities:			
Depreciation expense	800	-	800
Write-off of website costs	-	-	7,917
Management expense	-	-	2,000
Interest expense	-	1,455	5,221
Other comprehensive income	385		
Changes in working capital balances related to operations:			
(Increase) decrease in prepaid expense	55,149	(103,457)	(2,079)
Increase (decrease) in accounts payable and accrued liabilities	27,515	(2,489)	28,456
Net Cash Flows Provided (Used) by Operating Activities	1,205	(169,054)	(322,035)
Cash Flows from Investing Activities:			
Website costs	-	-	(7,917)
Available for sale investments	1,249,615	-	
Acquisition of office furniture	(8,392)	-	(8,392)
Acquisition of property and equipment	(213,005)	-	(213,005)
Net Cash Flows Provided (Used) by Investing Activities	1,028,218	-	(229,314)
Cash Flows from Financing Activities:			
Proceeds from related party payables	-	45,713	102,513
Payments on related party payables	-	(27,435)	(27,435)
Issuance of common stock	-	1,500,000	1,592,990
Stock subscription	-	-	-
Net Cash Flows Provided by Financing Activities	-	1,518,278	1,668,068
Net Increase (Decrease) in Cash and cash equivalents	1,029,423	1,349,224	1,116,719
Cash and cash equivalents at beginning of period	87,296	734	-
Cash and cash equivalents at End of Period	$ 1,116,719	$ 1,349,958	$ 1,116,719

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

June 30, 2009

(unaudited)

Note 1: Basis of Presentation

Interim Period - The accompanying unaudited financial statements of Ring Energy, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended September 30, 2008.

The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Development Stage Entity - The Company currently has a 25% working interest in a 440 acre oil and gas lease located in Texas and has commenced the completion of a test well on this prospect. At June 30, 2009 the Company has spent approximately $209,030 for this well and has approximately $1,116,719 in cash and cash equivalents. However, the Company has not been able to generate any revenue from operations and is consequently considered a development stage entity as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation. During April 2007, the name was changed to Transglobal Mining Corp. and during March 2008 the Company changed its name to Ring Energy, Inc. The Company currently has a 25% working interest in a 440 acre oil and gas lease located in Texas and has commenced the completion of a test well on this prospect.

Cash and Cash Equivalents - In accordance with SFAS No. 95, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of the financial instruments. During the year ended September 30, 2008, the Company held available-for-sale securities with maturities that exceeded three months. During April 2009, all of these securities matured and the Company is holding the proceeds in highly liquid instruments. Consequently, the Company recognized any comprehensive income or loss that had accrued in prior periods in the quarter ended March 31, 2009.

Oil and Gas Properties - The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized and are subject to amortization and/or impairment. As of June 30, 2009, the Company has acquired an interest in one oil and gas lease and has commenced the completion of a test well. The Company will amortize the costs associated with this property on the unit-of-production method if it is determined that proved reserves exist or recognize an impairment if the test well is determined to be non-productive.

Net Loss per Common Share - The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Income Taxes - The Company’s net operating loss carry forward at June 30, 2009 of approximately $364,000 will be applied against future taxable income and expires in various years through September 2029. During certain prior periods the Company had a deferred tax arising from temporary differences between income for financial reporting and income for tax purposes as a result of a valuation allowance. At June 30, 2009, no such differences existed. The carry forward is fully reduced by the valuation allowance.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 3: Stock Subscription

The Company determined that a stock subscription in the amount of $60,000 did not require the issuance of additional shares of the Company’s common stock nor the repayment of any amounts previously received. Consequently, the Company eliminated the stock subscription amount and increased paid-in capital by this amount.

Note 4: Reclassification

Certain reclassifications have been made to the September 30, 2008 financial statement presentation to correspond to the current year's format. The total net income and equity are unchanged due to these reclassifications.