Form 10-K
period 2009-09-30
RING ENERGY, INC.
filed 2009-12-29
CIK 1384195

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

___	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE TRANSITION PERIOD FROM _______TO ______

Commission File Number: 333-140024

RING ENERGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

_____Nevada_____	_____92373____
State of Incorporation	18 ½ East State St., Suite 202	Zip Code
Redlands, CA 92373______

Address of principal executive offices

_________(909) 798-8394__________	____ _ 90-0406406________
Registrant’s telephone number, including area code	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act: 0

Securities registered pursuant to Section 12(g) of the Act: 516,799-Common

$0.001 Par Value	____________None_____________
Title of each class	Name of each exchange on which registered

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES__ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _ No X.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act.

Large acclerated filer___Accelerated filer___Non-accelerated filer___Small reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2) of the Exchange Act) YES___NO X

As of the last market trade on October 2, 2009, the aggregate market value of all issued and outstanding common stock of the company would be $14,192,800 computed at the trade price of $4.00 per share. The company believes that because of the extremely limited trading volume in the company’s common stock the determination of the aggregate value of issued and outstanding stock based upon such trading is of limited utility and probably does not reflect the actual value of shares outstanding.

As of December 23, 2009, there were 3,548,200 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended September 30, 2009).

NONE

TABLE OF CONTENTS

Page
PART I__________________________________________________

ITEM 1	BUSINESS	1

ITEM 1A	RISK FACTORS	5

ITEM 1B	UNRESOLVED STAFF COMMENTS	6

ITEM 2	PROPERTIES	6

ITEM 3	LEGAL PROCEEDINGS	6

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II_________________________________________________

ITEM 5	MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES 6

ITEM 6	SELECTED FINANCIAL DATA	7

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES	11

ITEM 9(T)	CONTROLS AND PROCEDURES WITH REPORT	11

ITEM 9B	OTHER INFORMATION	12

PART III_______________________________________________

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	12

ITEM 11	EXECUTIVE COMPENSATION	14

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	17

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	17

PART IV________________________________________________

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18

SIGNATURES	18

EXHIBITS

RING ENERGY, INC.

Annual Report on Form 10-K

September 30, 2009

      PART I___

FORWARD-LOOKING STATEMENTS

Certain information included in this report, other materials filed or to be filed by Ring Energy, Inc. (the “company”) with the Securities and Exchange Change (“SEC”), as well as information included in oral statements or other written statements made or to be made by the company, contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-K for the fiscal year ended September 30, 2009. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), for intended oil and gas development. No assurance or warranty that such expectations and forward looking statements can or will be realized is made or implied by the company.

ITEM 1.	BUSINESS

History

Since March 2008, the company has operated under its present name of Ring Energy, Inc. pursuant to a change of control, business name, purposes and management. Previously, the company had engaged in start-up mining ventures, but since March 2008 has been exclusively engaged in the intended acquisition, development and marketing of crude oil and natural gas or their derivatives. The company remains a Nevada corporation which was originally organized on approximately July 30th, 2004.

In May 2009, the company acquired its initial oil and gas drilling prospects in Howard County, Texas. The company acquired a 25% working interest (18.75 net revenue interest) in a 440 acre lease in Howard County known as the Anderson Project for a total acquisition cost of approximately $35,750.

At the time the company acquire its interest in the Anderson Project, through its independent operator in this lease, Big Star Oil & Gas, LLC., it also agreed to the drilling and completion of an initial well known as the Eastland #1. The intended total depth of this well was to the Pennsylvania Reef formation at approximately 7,800 feet. The initial drilling and completion activities were completed in this zone at the end of August 2009. Unfortunately, it was determined after standard completion operations that the well would not be commercial in that target zone. Subsequently, the company agreed with its operator to complete a more shallow zone in the Lower Spraberry formation at approximately 6,400 feet. This drilling and completion operation was completed in approximately November 2009.

The company has determined that the well is marginally commercial with production of approximately 1-4 barrels of crude oil equivalents per day. The total acquisition, drilling and completion costs for this well have been approximately $268,000 through September 30, 2009. Because of the limited production and based upon current oil pricing, it is not believed that the costs of the Anderson Project and the drilling and completion of the Eastland #1 well can be amortized over a reasonable period of time and the oil and gas interest has, therefore, been determined to be an impaired asset. A subsequent 8-K was filed by the company on or about December 14th, 2009 indicating this well was deemed by the company to be an impaired asset and describing the limited production as outlined above. As of the date of this report, the Company has recognized an impairment of approximately $261,800, of which $241,860 was recognized during the year ended September 30, 2009. The operator estimates the total recoverable return from the well to be $25,780. This information was supplied as a courtesy and does not constitute any type of reserve report.

The Company has relied on the operator of the Anderson Prospect to evaluate other drilling and completion possibilities. Future geological evaluations and possible exploration activities are being evaluated based on open hole logs through a Rock Properties model.

The company has not obtained a reserve report for the subject acquired lease showing potential “proven” and “unproven” reserves.

The company has had no other business activities since its reorganization in March 2008 other than the well activity described above. At September 30, 2009, the company has $1,050,915 in cash or cash equivalents with which to maintain ongoing operations and potentially engage in further oil and gas activities. The company has no present plans for a second oil and gas development, but is reviewing possible alternatives both within and outside the existing prospect which it has acquired.

Current Capitalization

Pursuant to historical stock splits, the changes of control previously reported and the 2008 private placement, the company at present has only one class of stock outstanding, being its common stock. At present, there are approximately 3,548,200 issued and outstanding common shares having a par value of $0.001. These shares are held by approximately 100 shareholders of record. At present, there is an extremely limited public trading in the company’s common stock as subsequently reported under Item 5 below.

Working Capital Reserves

Subsequent to the 2008 private placement offering by the company as previously reported and the initial drilling and completion activities as reported in this annual report, the company has approximately $995,000 of working capital as presently held in cash or cash equivalent instruments. The company intends to employ its working capital to continue day-to-day operations which averaged approximately $5,000 per month (before a one-time consulting fee paid in 2008) for fiscal year 2009, and to employ, discretionarily, so much of the balances as management may deem appropriate for additional oil and gas acquisition, drilling, completion, and marketing activities.

Summary of Last Fiscal Year and Current Year Events

The Company is currently approved for trading on the OTCBB (Electronic Bulletin Board) under the name “Ring Energy, Inc.,” symbol RNGE. There is presently very limited trading in the Company’s stock. See section on market quotations.

Critical Accounting Policies and Estimates Including Subsequent Events

Subsequent to September 30, 2009, the Company obtained the results of its Eastland #1 well and determined that the carrying value of its oil and gas interest was impaired as of September 30th. The Company included the impairment as an adjustment to its financial statements as of September 30, 2009 in the amount of $241,860. Subsequent to September 30, 2009 the Company incurred an additional $19,936 of costs for completion of the well. These costs were recorded as an impairment during the quarter ended December 31, 2009.

The Company’s current carrying value of its investment in the Anderson Prospect is based on information provided by the operator. The carrying value of $25,780 is based on a present value estimate made by the operator, but is not based on “proven” and “unproven” reserves. The carrying value thus represents an estimate that will be amortized on the unit-of-production method. The Company will monitor the future production of the Eastland # 1 well and may further impair this investment in the future.

Major Customers

The Company’s major customers are the purchasers of the oil and gas derived from limited production from one well.

Financial Information About Industry Segments

The company does not anticipate any future business activity unrelated to its intended oil and gas development activities which will be reported in accordance with SEC guidelines for oil and gas production companies as necessary.

Government Regulation

The company’s operations will be affected by international political developments and by federal, state and local laws and regulations. Legislation and administrative regulations affecting the oil and gas industry are periodically changed for a variety of political, economic, environmental and other reasons. If the company is successful in pursuing oil and gas business, it will be subject to numerous federal, state and local departments and agency rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

Environmental Matters

The company’s oil and natural gas business operations will be subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments, such as the federal Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws compliance is often difficult and costly and violations carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations will require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within national parks and monuments, wilderness, wetlands, frontier and other protected areas. Regulations also require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and therefore affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the company’s operations and financial position, as well as the industry in general.

Fluctuations in Profitability in the Oil and Natural Gas Industry

The company will likely face commodity pricing and supply risks. The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, cartel pricing or production controls from organizations such as the Organization of Petroleum Exporting Countries (OPEC), international incidents (politics, wars, etc.) consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. It is possible that the oil and natural gas industry will experience sustained periods of decline in the future. Any such decline could have a material adverse affect on the company.

Drilling and Completion Risks

As evidenced by the marginal commercial status of the company’s first completed oil and gas well, there will remain significant risks for small companies, such as Ring in the acquisition and an attempted drilling and completion or any oil or gas well which may result in a dry hole, non-commercial well, or a marginable commercial well such as encountered in its initial completion activity.

Corporate Offices and Employees

The company maintains its sole office at 18 ½ East State St., Suite 202, Redlands, CA 92373, telephone (909) 798-8394. Ring leases approximately 600 gross square feet of space at such location on a current month-to-month net lease at $1,000 per month. The company has a modest amount of office equipment and phone lines as such location with a value estimated at $10,000.00. The company does not own or have any entitlement to any other property, equipment, assets or interest at the present time, other than its described accounts and initial well.

The company has no employees or staff other than the part-time services of its president, Mr. Steve Owens. Mr. Owens discharges all executive functions and day-to-day management responsibilities on a part-time as needed basis. Most of the company’s outside professional services are contracted with firms in Salt Lake City, Utah.

Foreign Operations and Subsidiaries

The company does not have, and does not intend to have, foreign operations, exports, or subsidiaries.

ITEM 1A.	RISKS FACTORS

The company’s current principle market and economic risks include:

(1)       Drilling and Completion Activities. The company will continue to incur significant risks from engaging in potential acquisition, drilling and completion activities for oil and gas. In most anticipated situations, the company will have to rely on third party operators to make decisions about drill site locations, depth, formations, costs, drilling and completion contractors and other related decisions to potential oil and/or gas production.

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

(3)       Development Stage Entity. In addition to the foregoing market risks, the company must be considered a development stage company with limited management and no proven marketing or operating strategy or performance.

(4)       Limited Organization. The present organization of the company is atypical of a fully operational public company. In particular, the company does not have diversified management, but relies upon Mr. Steven Owens to serve as its part-time president and secretary/treasurer, CFO, as well as to serve as the day-to-day manager. The board has initiated its audit committee in 2009, but does not have any other committees. It is anticipated the number of officers may be increased as the company develops an active business purposes. It would also be anticipated the board may expand and/or have specific committee assignments in the event of actual business activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The company is not aware of any unresolved comments from the SEC or any other regulatory agency.

ITEM 2.	PROPERTIES

Initial well and office facilities and equipment described above.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any legal actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not held any regular shareholder meetings or scheduled such. The Company has by majority shareholder consent resolutions changed the name of record and approved and implemented an 18:1 reverse split during 2008. The Company does not intend to schedule a regular shareholder meeting in calendar year 2010.

ITEM 5.	PART II___ MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed and traded on the Over The Counter Electronic Bulletin Board (www.otcbb.com) under the symbol “RNGE”. The company has authorized 75,000,000 shares of common stock, of which only 3,548,200 shares are outstanding to approximately 100 shareholders of record. The company has no other classes of shares.

The trading range from 2007 through this report is a guide only as to what transactions have either taken place and present only those of which the company is aware by the high and low bid or asking price. Trading in the company’s stock is extremely limited and trades should not be deemed to represent pricing in a robust active market or any intrinsic value of the stock.

COMMON SHARES –3,541,250 SHARES OUTSTANDING FOR 2009 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board)

BID RANGE	Year	Calendar Quarter	Low	High

2007:	First Quarter	No Quoted Trades
Second Quarter
Third Quarter
Fourth Quarter

2008:	First Quarter	$0.00	$0.00
Second Quarter	$1.00	$3.50
Third Quarter	$3.50	$4.50
Fourth Quarter	$3.00	$4.50

2009:	First Quarter	$2.00	$4.40
Second Quarter	$2.90	$3.00
Third Quarter	$2.90	$2.90

As of September 30, 2009, there were approximately 100 shareholders of record of the company’s common stock. The company has never paid a dividend and has no present plan to pay any dividend.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the company for the three-year period ended September 30, 2009. Future results may differ substantially from historical results because of intended oil and gas activities. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented below, Item 7.

** There were no long-term obligations from 2004-2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS`

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operation are based upon Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires the company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements. The company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Financial Statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company will follow the "full cost" method of accounting for its oil and gas properties or interests as and when acquired. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. The Company will provide for depreciation and depletion of its intended investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property.

Results of Operations – Year ended September 30, 2009 and September 30, 2008

We did not have any operating revenue during the years ended September 30, 2009 and 2008. General and administrative expenses resulted in a loss of $122,997 and $123,760 for 2009 and 2008, respectively. The largest components during both years was accounting and legal, and consulting fees, representing $97,506 or 79% of total general and administrative expenses in 2009 and $107,440 or 87% during 2008. During the first quarter of 2009 and during the fourth quarter of 2008, we utilized the services of a consultant in order to seek oil and gas properties. Since the second quarter of 2009 we have relied on our chief executive officer to seek the acquisition of oil and gas properties and intend to rely on our chief executive officer in the future.

The capital we received from the sale of common stock during 2008 was placed in financial instruments that yielded $30,802 in divided and interest income during 2009 and $1,137 during 2008. The total other expense was substantially higher in 2009 compared to 2008 ($211,058 compared to $318, respectively). This higher loss resulted from the recognition of an impairment of our investment in an oil and gas Prospect and the test well that was drilled thereon. We recognized an impairment during 2009 of approximately $242,000 and will recognize an additional impairment of approximately $20,000 during the quarter ended December 31, 2009. During 2008 we commenced searching for potential oil and gas prospects but no costs were incurred other than the aforementioned consulting fees. Thus, at September 30, 2009, we have incurred an impairment of the Prospect in the amount of $241,860, we intend to further impair the Prospect by approximately $20,000, and we estimate that at the present time the remaining costs that will be amortized on a unit-of-production method to be approximately $25,780. We may determine in the future that these costs will not be recovered. If such is the case, we would recognize an additional impairment.

Liquidity and Capital Resources – September 30, 2009 and September 30, 2008

Our total assets decreased to $1,087,277 from $1,394,138 or by $306,861, between 2009 and 2008. This represents a 22% decrease in our total assets and is primarily the result of our impairment of our investment in an oil and gas Prospect, which comprised 72% of our net loss applicable to common stockholders.

At September 30, 2009, $1,050,915 of our total assets or 97%, were comprised of cash and cash equivalents. Cash equivalents consist of highly liquid financial instruments that are being reflected at their fair value. At September 30, 2008, $1,249,614 of our total assets or 90%, were comprised of available-for-sale securities, which had maturities exceeding three months and were stated at fair value. We elected to change our investment in available-for-sale securities to cash equivalents because of our intention to acquire and explore oil and gas prospects and the liquidity that would be needed for such activities. We don’t intent to change our position in cash equivalents as we seek additional oil and gas investment opportunities.

Liquidity and Capital Resources

We believe that cash flows derived from a producing oil and gas well located on the Prospect will only add marginally to our cash position.

After payment of our obligations at September 30, 2009, our position in cash and cash equivalents was $1,023,000, and we currently have approximately $995,000 in cash and cash equivalents. We believe that this amount is sufficient to further explore the Prospect and/or to seek additional oil and gas properties. However, we may determine that additional capital is required to acquire an interest in certain oil and gas properties. In such event, we may attempt to sell shares of our common stock in order to raise the required capital. In such event, a dilution to existing stockholders will result. We have no intended prospect that we are considering and there is no assurance that we will be able to locate any future prospects. Furthermore, there is no assurance that any capital raising activities will be successful.

New Accounting Pronouncements

The Company has applied the following new accounting pronouncements and is in compliance therewith in the presentation of its financial statements:

The Financial Accounting Standards Board established Accounting Standards Codification (the “Codification”) commencing on July 1, 2009, as the source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. The Codification does not necessarily change GAAP, but literature excluded from the Codification will not be considered authoritative.

The Company implemented FASB ASC 855-10-50 with respect to subsequent events as of September 30, 2009. This standard establishes general standards of accounting for and disclosures of events that occurred after the balance sheet date but before the financial statements were issued.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page F-1 for a listing of the company’s Financial Statements and notes thereto as attached and for the financial statement schedules contained herein.

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

The company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firms.

ITEM 9(T).	CONTROLS AND PROCEDURES WITH REPORT

As of the end of the period covered by this Annual Report, our Chief Executive Officer and also acting as the Chief Accounting Officer (the “Certifying Officer”) conducted evaluations of our disclosure controls and procedures in consultation with Mr. Denny Nestripke, CPA, acting as the audit committee financial expert. As defined under Sections 13a-15(f) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is properly accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

The company also implemented an independent audit committee consisting of Mr. Robert Morley and Mr. Denny Nestripke, both of whom are members of the board of directors, and believes that such committee brings the company into compliance with Sarbanes-Oxley standards as to audit committees and enhances the audit process.

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2008 and 2009, the company’s principal executive officer also acted as the company’s chief financial officer to evaluate the effectiveness of the company’s disclosure controls and procedures.

The company’s management is not aware of any fraud, misfeasance, unaccounted for profits or losses or other accounting irregularities.

Management’s Annual Report on Internal Controls over Financial Reporting

To accomplish the foregoing internal review and procedures, management reports that it has established the following review/accounting procedures:

(1)       All original source documents, including bank records and invoices, are maintained at the Company’s offices and are recorded into an electronic accounting system maintained at a location other than the Company’s offices;

(2)       At least quarterly, these accounting records are reviewed by the Company’s independent registered public accounting firm.

(3)	All reports and source documents are available to the audit committee;

(4)       Quarter financial reports are reviewed by our Board of Directors in conjunction with our audit committee, and the Company’s independent legal counsel.

ITEM 9B.	OTHER INFORMATION

The company is not aware of any previously undisclosed, but required information since its last filing that is not included in this 10-K report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

The Ring Board consists of Robert “Steve” Owens, Michael Harland, Robert Morley, and Denny Nestripke. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the company. The following information is provided with respect to each officer and director of the company as of September 30, 2009:

ROBERT “STEVE” OWENS, AGE 67, PRESIDENT, SECRETARY/TREASURER & DIRECTOR

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

ROBERT MORLEY, 65, DIRECTOR

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

MICHAEL HARLAND, 63, DIRECTOR

Mr. Harland has also acted since March, 2008, on an as needed basis, as a company director.  Mr. Harland may also consider and accept appointment as a part-time officer in the company as may be requested.

From 1985 to the present, Mr. Harland has served as a senior investment associate for Casey Development, Inc., a privately held real estate development and brokerage entity in San Diego, CA.  Previous to this period of service, he has acted as a CFO, director and executive officer, and partner in various privately held companies, including Stanton Energy, Inc.  Mr. Harland will follow guidelines established by the company as to conflict of interest and corporate opportunity in accepting a position as a director of the company.

DENNY NESTRIPKE, 62, DIRECTOR

On August 10, 2009, Mr. Nestripke accepted a position on the board of directors and as its chairman. At the same time he accepted a position as a member of the audit committee and serves as its financial expert. Mr. Nestripke has been a self-employed certified public accountant since 2004 and has served in various voluntary positions with charitable organizations. From 2006 through 2009, he was employed part-time by Alpine Securities Corporation and held supervisory positions during portions of that time. He is currently not registered with any FINRA firm.

Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science Degree in family ecology in 2005 from the same institution. During the past 5 years Mr. Nestripke has been an officer and director in the following companies that file reports with the SEC: Merilus, Inc. and Millstream Ventures, Inc. In addition, Mr. Nestripke presently owns the following positions in companies that file reports with the SEC: 14% of the issued and outstanding common stock of Merilus, Inc. and 9.3% of PMI Construction Group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

At present the Company believes, because it is a limited reporting Company pursuant to §15(d) of the Securities Exchange Act, other than §12(g), and is not listed on any exchange, that is exempted from certain internal compliance matters pursuant to §404(B) of the Sarbanes-Oxley Act. However, the Company does follow certain internal control procedures and protocols pursuant to §404(A).

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and chief financial officer. The code of ethics is provided as Exhibit 14 to this report.

Audit Committee & Other Committees

At present the company believes, because it is a limited reporting company pursuant to §15(d) of the Securities Exchange Act, other than §12(g), and is not listed on any exchange, that is exempted from having on audit committee and certain internal compliance matters pursuant to §404(B) of the Sarbanes-Oxley Act. Nevertheless, the company has established an audit committee and does follow certain internal control procedures and protocols pursuant to §404(A).

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration

During the fiscal year ended September 30, 2009, there were no officers, employees or directors receiving any regular full-time compensation. Directors currently will receive $350 for each half-day session of meetings of the Board and $500 for each full day meeting.

Mr. Steven Owens is a director and the sole officer of the company and serves on a part-time as needed basis. From March 2008 through December 2009, Mr. Owens has served without any compensation; however, commencing in January 2010, Mr. Owens will receive $250 per month as a director fee. Mr. Nestripke is paid $1,000 per month for his services as a member of the audit committee. In that capacity he provides accounting and financial consulting services.

The Board has indicated a willingness to set full-time salaries as future business activities would require; however, no salary structure is yet determined. If the company’s operations warrant, additional officers may be appointed by the Board at salaries yet to be determined. Furthermore, the company may retain a petroleum geologist and/or engineers, who may also serve as an officer of the company.

There have been no stock rights, warrants or other options granted as part of compensation for management or to any consultant or advisor in any capacity or for other purposes.

Compensation Discussion and Analysis

In the sections and tables that follow, Ring has attempted to clearly delineate the present compensation structure to existing management.

•

Objectives of Ring Compensation Program. Historically, and currently, Ring has only had one compensated principal officer, its president, CEO, Secretary/Treasurer and chairman of the board Mr. Robert “Steve” Owens has served in this capacity since March, 2008. Mr. Owens has informally agreed to work on an as needed basis and commencing in January 2010 will receive a director fee of $250 per month. The company has and will continue to reimburse Mr. Owens for costs incurred while discharging company business. It is anticipated that regular full-time or part-time salaries will be paid to multiple officers when the company commences active business as may be subsequently determined by the Board.

•

Services to be Rewarded. It is anticipated, though not warranted, that when and if the company commences active business the CEO will be paid on an increasing service basis until full-time. No salary structure is yet determined. It is also anticipated the company will employ part-time a separate secretary/treasurer who will also act as the CFO of the company. No salary for this position has been determined. The company will also employ other officers as the Board may determine necessary upon terms and salary to be set. It is projected independent experts, such as legal counselor, financial advisors and auditors, will continue on a contract basis. The company will also retain on an anticipated contract basis petroleum geologist and/or engineers, and other advisors and field operators as the Board subsequently determine necessary. Further, there has been no stock rights, warrants or other options granted as part of compensation for management or to any consultant or advisor in any capacity or for other purposes.

•

Elements of Compensation. As noted above, there were and are no stock options, rights, benefits, or other collateral benefits paid to the single compensated officer of the corporation or to any director. At present there are no benefits or other indirect compensation contemplated other than outlined above.

Within the context of the foregoing discussion and analysis of current and prospective compensation, this information is also set-out in tabular format as follows for all current and prospective executive officers. The board has agreed it will continue paying directors for attendance at board meetings on a per diem basis at the current rate except as outlined above.

SUMMARY EXECUTIVE COMPENSATION TABLE

CURRENT MANAGEMENT 1

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Change in Pension Value and Nonquali- Fied Deferred Compensation Earnings ($)	All Other Compen- Sation ($)	Total ($)
Mr. Robert “Steve” Owens: President, CEO, Secretary/Treasurer and Chairman of the Board	2008-2009	None	None	None	None	None	None	None	$0.00

Options, Warrants or Rights

The company had no outstanding stock options, warrants or rights as of September 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock of the company as September 30, 2009, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the company’s $0.001 par value common stock, its common voting securities, and (b) each director and all directors and officers as a group.

Shares of
Common	Percentage
Stock Owned	of Class of
Beneficially	Common Stock

Robert “Steve” Owens, Director	50,000	1.4%
CEO & CFO
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Michael Harland, Director	25,000	0.7%
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Robert Morley, Director	30,000	0.9%
18 1/2 East State St., Suite 202
Redlands, CA 92373-4773

Denny Nestripke, Director and Chairman of the Board	25,000	0.7%
181/2 East State St., Suite 202
Redlands, CA 92373-4773

Directors as a Group	130,000	3.7%

The company has no 5% or greater shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has no relationship except those described above with its field operator, Mr. Nestripke and its independent legal and accounting advisors and auditors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fisical year 2008 and 2009 ending September 30th, the company has retained Haynie & company as its independent auditor, which firm is providing the attached audit report to the financials. Haynie & company has been paid $9,000 to date in fisical year 2009 and $2,000 in 23008 with an anticipated audit balance due of approximate $3,000 for completing audit services through the date of this report. The company has had no disagreement with Haynie & company over its audit statement or procedures in any manner. These arrangements and fees have been approved by the current board of directors of Ring.

Audit Related Fees

There were no audit related fees paid fiscal year 2009 and 2008.

Tax Fees

None paid separately.

All other Fees and Procedures

The company does not have any accounting or audit related fees paid to its principal accountant other than as described above. All fees and commitments paid to our principal accountant were negotiated by the company’s audit committee. The company believes that these fees as described above are normal and customary.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the exhibits below.

Reports on Form 8-K - Previously Filed and Including All Through Filing Date:

8-K: Filed December14, 2009 on Impairment of Initial Oil and Gas Activities
8-K: Filed September 10, 2009 Reporting on Completion of Initial Drilling Activity

8-K: Filed May 19, 2009 Reporting on Initial Oil and Gas Acquisition

8-K: Filed April 3, 2009 Reporting on Creation of Audit Committee and CFO Position

Other Filings:

10Q; For the Period Ended December 31, 2008 – Previously Filed
10Q; For the Quarter Ended March 31, 2009 – Previously Filed
10Q; For the Quarter Ended June 30, 2009 – Previously Filed

Exhibit Index

14.0 Code of Ethics

23.1 Consent letter from Haynie & company, CPA’s

31.1 Certification by C.E.O.

31.2 Certification of C.A.O

32.1 Section 906 Certification by C.E.O.

32.2 Section 906 Certification by C.A.O

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

RING ENERGY, INC.

Date: 12/24/09	By	/s/ Robert “Steve” Owens
Robert “Steve” Owens, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date: 12/24/09________                                                  By /s/ Robert “Steve” Owens

Robert “Steve” Owens, Director

Date: 12/24/09________	By	/s/ Michael Harland
Michael Harland, Director

Date: 12/24/09________	By	/s/ Robert Morley
Robert Morley, Director

Date: 12/24/09________                                                            By /s/ Denny W. Nestripke

Denny W. Nestripke, Director

RING ENERGY, INC.

FINANCIAL STATEMENTS

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

RING ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements

Balance Sheets as of September 30, 2009 and 2008	F-4

Statements of Operations and Other Comprehensive Loss for the years ended
September 30, 2009 and 2008 and from Inception of Development Stage
(July 30, 2004) through September 30, 2009	F-5

Statements of Stockholders' Equity from Inception of Development Stage
(July 30, 2004) through September 30, 2009	F-6

Statements of Cash Flows for the years ended September 30, 2009 and 2008 and
from Inception of Development Stage (July 30, 2004) through September 30, 2009	F-7-8

Notes to Financial Statements	F-9-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RING ENERGY, Inc

We have audited the accompanying balance sheets of RING ENERGY, Inc as of September 30, 2009 and 2008, and the related statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2009 and for the period from inception (July 30, 2004) to September 30, 2009. RING ENERGY, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of RING ENERGY, Inc as of September 30, 2007 were audited by other auditors whose report dated November 26, 2007, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RING ENERGY, Inc as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009, and the period from inception (July 30, 2004) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Littleton, CO

December 23, 2009

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Balance Sheets

	September 30,
	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$ 1,050,915	$ 87,296
Deposits	1,884	-
Prepaid expenses	1,405	57,228
Total Current Assets	1,054,204	144,524

Office Furniture (net)	7,293	-

Oil and Gas Interest (net)	25,780	-

Other Assets:
Available-for-sale securities	-	1,249,614
Total Other Assets	-	1,249,614

Total Assets	$1,087,277	$1,394,138

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$ 136	$ 941
Oil and gas drilling and operating costs payable	27,613	-
Total Current Liabilities	27,749	941
Total Liabilities	27,749	941

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,548,200 shares and 3,541,217 shares issued and outstanding at September 30, 2009 and 2008, respectively	3,548	3,541
Paid-in capital	1,671,741	1,671,748
Accumulated other comprehensive loss	-	(386)
Deficit accumulated during the development stage	(615,761)	(281,706)
Total Stockholders' Equity	1,059,528	1,393,197

Total Liabilities and Stockholders' Equity	$1,087,277	$1,394,138

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Operations and Other Comprehensive Loss

			Inception of
			Development
			Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Revenue	$ -	$ -	$ -

General and Administrative Expenses:
Accounting and legal	46,078	38,868	124,563
Advertising and promotion	-	-	49,614
Consulting	51,428	68,572	120,000
Management and director fees	3,000	-	29,400
Transfer agent and filing	5,452	11,153	22,669
Rent	12,000	3,500	15,500
Depreciation	1,099	-	1,099
Other	3,940	1,667	37,774
Total General Administrative Expenses	122,997	123,760	400,619
Loss From Operations	(122,997)	(123,760)	(400,619)

Other Income and (Expense):
Dividend and interest Income	30,802	1,137	31,939
Interest expense	-	(1,455)	(5,221)
Loss on impairment	(241,860)	-	(241,860)
Total Other Income and (Expense)	(211,058)	(318)	(215,142)

Loss Before Income Taxes	(334,055)	(124,078)	(615,761)
Income tax benefit (expense)	-	-	-
Net Loss Before Other Comprehensive Loss	(334,055)	(124,078)	(615,761)

Other Comprehensive Loss:
Unrealized loss on available-for-sale securities	-	(386)	-

Net Loss Applicable to Common Stockholders	$ (334,055)	$ (124,464)	$ (615,761)

Net loss per basic and diluted common share	$ (0.09)	$ (0.04)
Average number of common
shares outstanding	3,547,664	3,224,310

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Stockholders' Equity (Deficit)

					Deficit
					accumulated	Total
				Other	during the	Stockholders'
	Common Stock		Paid-in	comprehensive	development	Equity
	Shares	Amount	Capital	income	stage	(Deficit)
Inception of development
stage, July 30, 2004	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for
services at $0.0012 per share	1,666,667	1,667	333	-	-	2,000
Net loss for the period
from inception through
September 30, 2005	-	-	-	-	(2,280)	(2,280)

Balance, September 30, 2005	1,666,667	1,667	333	-	(2,280)	(280)
Common stock issued for
cash at $0.024 per share	1,374,550	1,374	31,616	-	-	32,990
Net loss for the year ended
September 30, 2006	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	3,041,217	3,041	31,949	-	(30,547)	4,443
Imputed interest	-	-	3,766	-	-	3,766
Contributed capital	-	-	60,000	-	-	60,000
Net loss for the year ended
September 30, 2007	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	3,041,217	3,041	95,715	-	(157,628)	(58,872)
Imputed interest	-	-	1,455	-	-	1,455
Forgiveness of related party
payable	-	-	75,078	-	-	75,078
Common stock issued for
cash at $3.00 per share	500,000	500	1,499,500	-	-	1,500,000
Unrealized comprehensive
loss at September 30, 2008	-	-	-	(386)	-	(386)
Net loss for the year ended
September 30, 2008	-	-	-	-	(124,078)	(124,078)

Balance, September 30, 2008	3,541,217	3,541	1,671,748	(386)	(281,706)	1,393,197
Common stock issued resulting from a 1 for 18
reverse stock split	6,983	7	(7)	-	-	-

Net loss for the year ended
September 30, 2009	-	-	-	386	(334,055)	(333,669)

Balance, September 30, 2009	3,548,200	$ 3,548	$1,671,741	$ -	$ (615,761)	$ 1,059,528

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows

			Inception of
			Development
			Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$ (334,055)	$ (124,078)	$ (615,761)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation expense	1,099	-	1,099
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	1,455	5,221
Other comprehensive income	386	-	-
Loss on impairment	241,860	-	241,860
Changes in working capital balances
related to operations:
(Increase) decrease in prepaid expense	55,823	(57,228)	(1,734)
(Increase) decrease in deposits	(1,884)	-	(1,000)
Increase (decrease) in accounts payable and
accrued liabilities	(805)	(1,865)	(805)
Increase (decrease) in drilling costs payable	27,613	-	27,613
Net Cash Flows Provided (Used) by Operating Activities	(9,963)	(181,716)	(333,590)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	1,249,614	(1,250,000)	386
Acquisition of office furniture	(8,392)	-	(8,392)
Acquisition of oil and gas interests	(267,640)	-	(267,640)
Net Cash Flows Provided (Used) by Investing Activities	973,582	(1,250,000)	(283,563)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	45,713	102,513
Payments on related party payables	-	(27,435)	(27,435)
Issuance of common stock	-	1,500,000	1,592,990
Stock subscription	-	-	-
Net Cash Flows Provided by Financing Activities	-	1,518,278	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	963,619	86,562	1,050,915
Cash and cash equivalents at beginning of period	87,296	734	-
Cash and Cash Equivalents at End of Period	$ 1,050,915	$ 87,296	$ 1,050,915

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows (Continued)

Inception of
Development
Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities:
Equity issued as compensation	$ -	$ -	$ 2,000
Imputed interest	$ -	$ 1,455	$ 5,221
Forgiveness of related party payable	$ -	$ 75,078	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(formerly Transglobal Mining, Inc.)

(a development stage entity)

Notes to Financial Statements

September 30, 2009 and 2008

Note 1: Organization and Summary of Significant Accounting Policies

Organization – Ring Energy, Inc. (the “Company”) was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation and subsequently changed its name to Transglobal Mining Corp. During March 2008, the name was changed to Ring Energy, Inc. Since its inception the Company has been engaged in various aspects of the extractive industry and currently has a 25% non-operating working interest (18 ¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas (the “Prospect”). The Company has completed one well on the Prospect; however, production had not commenced as of September 30, 2009. As such, the Company is considered to be in the pre-exploration stage.

Business condition – The Company’s financial statements have been prepared using Generally Accepted Accounting Principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2009, the Company had no revenue from operating activities, had a net loss of approximately $334,000 and used approximately $276,000 of cash in its operations and acquisition activities. At September 30, 2009 current liabilities are approximately $28,000 and a balance of cash and cash equivalents balance of approximately $1,051,000. Because the Company has not been able to generate revenue from operation, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on its current cash position and its ability to generate operating revenue in the near future.

Reclassification – A reclassification to the September 30, 2008 financial statement presentation has been made to correspond to the current year's format. This reclassification represents a stock subscription in the amount of $60,000 that did not require the issuance of additional shares of the Company’s common stock nor the repayment of any amounts previously received and was therefore reclassified as an increase to the Paid-in capital account. The total net income and equity remained unchanged as a result of this reclassification.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. During the year ended September 30, 2008, the Company held available-for-sale securities with maturities that exceeded three months. The unrealized comprehensive loss for the year ended September 30, 2008 was recognized during the year ended September 30, 2009 as a part of dividend and interest income. All cash deposits are held I one financial institution in amounts over $250,000 and are not federally insured.

Fair Value Accounting – The carrying amounts reported in the balance sheets for Cash and cash equivalents, Deposits, Prepaid Expenses and all components of Total Current Liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at September 30, 2009. The following table sets forth the changes that have occurred during the year ended September 30, 2009 with respect to accounts effected by fair value accounting:

						Accumulated
	Cash and				Total	other
	cash		Prepaid	Available-for-	Current	comprehensive
	equivalents	Deposits	expenses	sale securities	Liabilities	loss

Balance, September 30, 2008	$ 87,296	$ -	$ 57, 228	$ 1,249,614	$ 941	$ (386)
Increases resulting from
operations			405		2 6,808
Decreases resulting from
operations	(310,497)	(2,700)	(51,528)
Sale of available-for-sale
securities and recognition of
income				(1,249,614)
Purchase of cash equivalent
financial instruments	1,275,000
Reclassifications	(884)	4,584	(4,700)
Balance, September 20, 2009	$ 1,050,915	$ 1,884	$ 1,405	$ -	$ 27,749	$ -

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

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or impairment. During the quarter ended September 30, 2009, the Company drilled one well on the Prospect and upon commencement of production, will amortize the costs associated with this well on the unit-of-production method. If estimated future net cash flows from production arising from this well are not sufficient to recover the Company’s cost, an impairment will be recognized (See Note 7: Subsequent Events).

Depreciation – The Company maintains office furniture at its corporate office that is recorded at cost and depreciated using the straight-line method over a seven year period. Depreciation of $1,099 and $0.00 was recorded for the years ended September 30, 2009 and 2008, respectively.

Net Loss per Basic and Diluted Common Share – The computation of net loss per basic and diluted common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Major Customers – The Company has entered into an agreement with the operator of the Prospect to allow them the exclusive right to develop the Prospect and to dispose of any oil or gas derived there from. At September 30, 2009, the Company has not derived any revenue from the Prospect.

Income Taxes – The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1 and uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

New Accounting Pronouncements – The Financial Accounting Standards Board established Accounting Standards Codification (the “Codification”) commencing on July 1, 2009, as the source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. The Codification does not necessarily change GAAP, but literature excluded from the Codification will not be considered authoritative. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The Company is in compliance with the Codification.

The Company implemented FASB ASC 855-10-50 with respect to subsequent events as of September 30, 2009. This standard establishes general standards of accounting for and disclosures of events that occurred after the balance sheet date but before the financial statements were issued.

Note 2: Oil and Gas Interests

The Company acquired its interest in the Prospect during 2009 for $35,750 and a commitment to participate in the drilling of an initial test well. The Company’s share of the costs for the initial test well was $231,890 through September 30, 2009. Additional costs will be incurred to complete the well. Upon commencement of production, the Company will amortize the remaining unimpaired costs on the unit-of-production method (see Note 7: Subsequent Events).

Note 3: Common Stock

Since its inception the Company has forward split its common stock on a basis of 15 for 1 and reverse split its common stock on a basis of 1 for 18 (collectively the “Post Split Stock”). During 2008 the net effect of these stock splits were reflected on the Company’s Statement of Stockholders’ Equity (Deficit) by the issuance of 6,983 shares of Post Split Stock. This resulted in an increase in the Common Stock classification by $7 and a decrease in the Paid-in capital classification by the same amount. The Statement of Stockholders’ Equity (Deficit) has been restated to reflect the Post Split Stock for all common stock transactions retroactively.

During 2008 the Company issued 500,000 shares of its Post Split Stock to a limited number of individuals for total consideration of $1,500,000 or $3.00 per share.

Note 4: Available-for-sale Securities

Included in Other Assets at September 30, 2008, are Available-for-sale securities that subsequently matured. The Available-for-sale securities represented debt instruments and matured during 2009, at which time the Company recognized no loss or gain, but recognized interest and dividend income. The following summarizes the aggregate market value, cost, gross unrealized holding losses and income tax effect of the Available-for-sale securities at September 30, 2008:

Market value	$ 1,249,614
Cost	1,250,000
Gross unrealized loss	(386)
Income tax effect	-
Net unrealized loss	(386)

Unrealized holding gain and losses for Available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

Note 5: Related Party Transactions

The Company’s executive office in Redlands, California, comprised of approximately 600 square feet is being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,000 per month. A $1,000 deposit was paid at the commencement of the lease. Total rent expense paid was $12,000 and $3,500 for the year ended September 30, 2009 and 2008, respectively.

During the year ended September 30, 2008, two related parties forgave the amounts due them by the Company totaling $75,078 and Paid-in capital was increased accordingly. During this same period of time the Company received loans from related parties for a total of $27,000, which amounts were repaid by the Company. These loans were unsecured, non-interest bearing and had no specific terms for repayment.

During the years ended September 30, 2008 and 2007 the Company recorded imputed interest expense of $1,455 and $3,766 at an interest rate of 10% payable to a former director of the Company and Paid-in capital was increased accordingly.

Note 6: Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended September 30, 2008 due to imputed interest with the following effect:

2009	2008
Book income	$ (334,055)	$ (48,390)
Imputed interest	-0-	567
Valuation allowance	(334,055)	(47,823)

At September 30, 2009, the Company has a net operating loss carry forward of approximately $608,500 that expires if unused from 2010 through 2029 and a deferred tax asset in the amount of approximately $91,300. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties, during the periods presented.

Note 7: Subsequent Events

Oil and Gas Operating Activities – The Company evaluated all events and transactions that occurred after September 30, 2009 through December 23, 2009, the date the Company issued these financial statements. Subsequent to September 30, 2009, the Company completed the test well on the Prospect and commenced production of oil and gas. The operator of the Prospect has entered into a fixed price gas purchase contract and an oil purchase agreement based on the spot price of oil at the time the oil is removed from tanks located on the Prospect. The Company has not undertaken any hedging activities with respect to its share of oil and gas production. During the first quarter of 2010, the Company determined the carrying value of its oil and gas interest was impaired. Approximately $242,000 of the costs incurred through September 30, 2009 and $20,000 incurred during the first quarter of 2010 were expensed as an impairment loss. Thus, the Company’s estimated basis at December 23, 2009, that will be used to amortize its cost on the unit-of-production method is $25,780. It was determined that the impaired condition of the oil and gas interest existed at the balance sheet date, and as such the Company included the impairment adjustment in the financial statements of September 30, 2009. The Company will continue to assess the Prospect for impairment in the future.