Form 10-K
period 2009-12-31
RING ENERGY, INC.
filed 2010-03-31
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

     .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

 X .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2009 to December 31, 2009

Commission File Number: 000-53920

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I. R. S. employer identification number)

18 ½ East State Street, Suite 202, Redlands, California	92373
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (909) 489-9438

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $9,985,280.

The number of shares outstanding of the registrant’s common stock on March 30, 2010 was 3,548,200.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this annual report on Form 10-K (“report”) that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.”. All statements, other than statements of historical or present facts, include the information concerning our future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic downturn; a further downturn in the securities markets; uncertainties associated with oil and gas exploration and development, and our ability to generate revenue. Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the company” and “our company” refer to Ring Energy, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year

On December 28, 2009, our Board of Directors elected to change our fiscal year end from September 30 to December 31 and engaged our independent registered public accounting firm to audit our balance sheet as of December 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for the three month period then ended. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K transition report is intended to cover the transition period from October 1, 2009, through December 31, 2009 (the “transition period”). Subsequent to this, our Form 10-K will cover the calendar year January 1 to December 31.

General Development of Business

We were organized pursuant to the laws of the state of Nevada in 2004. Since that time we have been involved in various natural resource ventures, and since March 2008 we have been exclusively engaged in the search for one or more oil and gas leases in which we could acquire a working interest for the purpose of developing such leases and the marketing of crude oil and natural gas derived there from. During 2008 we issued 500,000 shares of our common stock for gross proceeds of $1,500,000, which provided our operating capital. Our initial acquisition of oil and gas leases occurred in May 2009, when we acquired an oil and gas drilling prospect consisting of a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, known as the Anderson Prospect (“Prospect”). Our total acquisition cost for the Prospect was $33,750.

We acquired our interest in the Prospect from Big Star Oil & Gas, LLC (“operator”), who is also the independent operator of the Prospect. As part of this acquisition, we agreed to drill an initial well, which is known as the Eastland #1 (the “Well”). The intended total depth the Well was to the Pennsylvania Reef formation at approximately 7,800 feet; however, this zone was determined to be non-commercial. We subsequently completed the Well in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009. Our total costs to acquire the Prospect and drill and complete the Well were $296,042.

We have determined that the Well may not be commercial with our share of oil production being approximately one (1) barrel of crude oil per day. We have recognized an impairment of $270,262, of which $241,860 was recognized during the quarter ended September 30, 2009, and $28,402 was recognized during the quarter ended December 31, 2009. The determination to impair the Prospect was a result of the limited production and current oil pricing. We estimated that our unimpaired investment in the Well is $25,780, which amount is being amortized on a unit of production method. We have determined that the potential volume of recoverable oil may not be economically producible and have therefore not provided reserve information of any classification. We have not engaged a third party to prepare a reserve report nor have we undertaken formation tests that would demonstrate that the Well is economically producible under existing economic and operating conditions. Furthermore, we have not drilled and presently do not intend to drill any offset wells. We have entered into a gas purchase contract; however, due to the very limited volumes of gas being produced, a gas line has not been connected to the Well and consequently we are not selling any gas production.

We have no other business activities other than those described above. At present, we have approximately $964,000 in cash or cash equivalents with which to maintain ongoing operations and to engage in further oil and gas activities. We presently have no plans to acquire additional oil and gas properties; however, we are and will continue to evaluate oil and gas leases or properties in which we may acquire an interest. We will not limit our evaluation to any one state. We may evaluate off-shore properties or properties located outside of the United State of America; however, investments in such properties will more than likely require additional financing or the issuance of our equity securities. We have no such plans at the present time.

Major customers

The Company’s major customer is the purchaser of the oil derived from limited production from the Well. The operator acts as our representative with respect to the sale of oil and natural gas produced by the Well. With respect to the sale of natural gas, the operator has entered into a gas purchase contract with WTG Gas Processing, L.P.; however, a gas line has not been connected to the Well and no gas is being sold pursuant to this contract.

Financial information about industry segments

All of our business operations are conducted in the United States of America. We are not engaged nor do we plan to be engaged in any business activities other than the oil and gas business. We do not anticipate engaging in the transportation of oil and gas products through pipelines or otherwise, and we do not anticipate engaging in the storing or refining of oil and gas products.

Foreign operations and subsidiaries

We do not have any foreign operations. We have no subsidiary corporations or other entities with which we or our officers and directors are affiliated, other than disclosed herein.

Government regulation

The acquisition of land leases and the production of oil and natural gas are extensively regulated at federal, state and local levels. Such regulations include the issuance of drilling permits, spacing of wells, methods used to drill wells, allowable rates of production, the unitization or pooling of properties and the plugging and abandonment of wells. Examples of federal agencies with regulatory authority are: the Bureau of Land Management, the Minerals Management Service, the Environmental Protection Agency (“EPA”), the Occupational and Safety and Health Administration and the Federal Energy Regulatory Commission. These agencies are given authority pursuant to the Federal Land Policy and Management Act, the Endangered Species Act, the National Environmental Policy Act, the Federal Water Pollution Control Act of 1972, the Safe drinking Water Act of 1974, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, the Occupational Safety and Health Act and the Final Mandatory Reporting of Greenhouse Gases Rule.

We are not the operator of the Well and consequently we rely on the operator to report to the appropriate governmental authorities with respect to the various rules and regulation. We have not conducted an independent review of their compliance procedures. We are presently not engaged in the transportation of oil and natural gas which are regulated by several federal and state agencies.

Environmental matters

Our oil and natural gas operations will subject us to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments, such as the EPA, issue regulations to implement and enforce such laws, the compliance with which is often difficult and costly and violations of which carry substantial civil and criminal penalties and sanctions for failure to comply. Regulations also require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and imposing substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases our cost of doing business and financial results of our oil and gas operations. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our operations and financial position.

We are not the operator of the Well; however, the laws and regulations require that the operator be in compliance with environmental rules and regulations. We are not aware of any non-compliance with environmental rules and regulations. We have expended such capital as the operator believed necessary for compliance with environmental matters.

Fluctuations in profitability in the oil and natural gas industry

We will likely face commodity pricing and supply risks; however, we do not intend to minimize those risks through hedging activities. The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, cartel pricing or production controls from organizations such as the Organization of Petroleum Exporting Countries (OPEC), international incidents (politics, wars, etc.) consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. It is possible that the oil and natural gas industry will experience sustained periods of decline in the future. Any such decline could have a material adverse affect on our operations.

Drilling and completion risks

As evidenced by the Well that we recently completed, there are substantial risks associated with the drilling of oil and gas wells, particularly when such wells are exploratory wells. The cost of acquiring a leasehold interest in developed properties is substantially greater than properties without existing wells where offset wells could be drilled. Our present operations have been exploratory in nature; however, in the future we may decide to pursue the acquisition of an interest in developmental oil and gas leases or acquire an interest in an oil and gas project. We will evaluate the risks associated with each property we investigate on a property by property basis.

Seasonality of our products

Even though adverse weather conditions may have an effect on the operations of our present business, in general the production of oil and gas from the Well and our search for additional oil and gas properties will continue throughout the year.

Competition

As we evaluate other oil and gas properties we will be in completion with other business entities that are seeking to acquire similar properties. These other entities will likely have greater financial resources with which to acquire an interest in such properties. We have no advantage over any other business entities for any reason. Therefore, we will likely be at a disadvantage in acquiring properties having existing oil and gas production because of the acquisition costs and our limited financial resources.

Corporate offices and employees

We maintain our sole office at 18 ½ East State St., Suite 202, Redlands, California, where we lease approximately 600 gross square feet of space on a month-to-month net lease at $1,000 per month. Our president, Mr. Steve Owens, utilizes this office for our business operations on a part-time basis. We have no employees or staff. Our board of directors provides services to our company on an as needed basis and utilizes their own resources for such purposes. We have no plans to change any of these arrangements.

Other information

We do not maintain an Internet address and we do not maintain an Internet website. All information provided to the public with respect to our company is filed with the Securities and Exchange Commission and can be located on the Internet at www.sec.gov/edgar.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain an office at 18 ½ East State Street, Suite 202, Redlands, California, where we lease approximately 600 gross square feet of space on a month-to-month net lease at $1,000 per month. We also maintain minimal office furniture and equipment at such location valued less than $10,000.

We hold a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, on which we drilled a single well. We have determined that the potential volume of recoverable oil that this well could produce may not be economically productive and have therefore not determined reserves in any classification.

ITEM 3. LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the trading symbol “RNGE”. We have only one class of common stock and we have no shares of preferred stock authorized for issuance. The table below sets forth for the transition period indicated the quarterly high and low bid prices of our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Furthermore, transactions in our common stock are extremely limited and the bid prices provided below may not be indicative of prices if the company’s common stock were trading in an established public trading market.

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2009	Fourth	$4.00	$2.90

Holders, dividends and other information

We have 75,000,000 shares of common stock authorized, of which 3,548,200 shares are issued and outstanding to approximately 80 shareholders of record on March 22, 2010. Shareholders of record are determined from the records of our transfer agent and do not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We have not declared or paid any cash dividends since inception and we do not anticipate or contemplate paying any dividends in the foreseeable future.

We have not adopted and do not anticipate adopting any compensation plans pursuant to which we would issue any equity securities. We have no outstanding options, warrants, or other instruments convertible into shares of our common stock. We have not granted any registration rights to anyone with respect to our currently issued and outstanding shares of common stock and we have not entered into any agreements to issue any additional shares of our capital stock. We have made no purchases of our common stock in the public market nor have we directed anyone to purchase shares of our common stock on our behalf.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operation are based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances. Actual results; however, may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies have affected our financial statements and the judgments and estimates used in the preparation thereof:

We use the “full cost” method of accounting for our oil and gas properties. Under this method, all property acquisition costs and the costs of all exploratory and development wells are capitalized when incurred. Depreciation and depletion result from the use of the units-of-production method. Impairments are recorded when the combined or pooled net book value of all our properties is not recoverable based on current estimates of expected future cash flows. Inasmuch as we have only one property and have drilled only one well, the affects of the results of this one well are not being pooled with results of any other wells or properties.

We implemented FASB ASC 855-10-50 with respect to subsequent events commencing with the year ended September 30, 2009. This standard establishes general standards of accounting for and disclosures of events that occurred after the balance sheet date but before the financial statements were issued. As a result, $241,860 of costs incurred through September 30, 2009 and $28,402 of costs incurred during the subsequent quarter were expensed as an impairment loss. At December 31, 2009, we estimated that our unimpaired investment in the Well is $25,780, which amount is being amortized on a unit of production method. We have determined that the potential volume of recoverable oil may not be economically producible and have therefore not included reserve information of any classification.

The carrying amounts reported in the balance sheets for cash and cash equivalents, deposits, prepaid expenses and all components of total current liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items. During the year ended September 30, 2009, we held available-for-sale securities that resulted in the recognition of comprehensive income or loss when these securities were reflected at fair value. We utilized Level 1 inputs to determine fair value. We currently do not hold any available-for-sale securities and do not intent to acquire such.

Liquidity and Capital Resources – December 31, 2009 (transitional period) and September 30, 2009

For purposes of this discussion, the year end balances at December 31, 2009 transitional period shall be referred to as “2009-December” and the year end balances at September 30, 2009 shall be referred to as “2009-September”.

Our total assets decreased to $1,032,594 from $1,087,277 or by $54,683, between 2009-December and 2009-September. This represents a 5% decrease in our total assets and is primarily the result of the impairment of our investment in the Well that was recognized at 2009-December.

At 2009-December, $993,860 of our total assets (96%) were comprised of cash and cash equivalents, which consist of highly liquid financial instruments that are being reflected at their fair value. This compares to $1,050,915 of our total assets (97%) being comprised of cash and cash equivalents at 2009-September. We intend to keep a substantial portion of our current assets in cash or cash equivalents in order to avail ourselves of opportunities to acquire additional oil and gas investments.

After payment of our total liabilities at 2009-December, our cash and cash equivalents were $972,853 compared to $1,023,166 at 2009-September. Even though this represents a decrease of $50,313, we believe that this amount is sufficient to pursue the acquisition of additional oil and gas properties. However, we may determine that additional capital is required in order for us to acquire an interest in oil and gas properties that would be considered developmental or that contain proved oil and gas reserves. In such event, we may attempt to sell shares of our common stock in order to raise the required capital. Furthermore, we may issue shares of our common stock as partial or full consideration of oil and gas properties that we may acquire. Either of such events would result in a dilution of the ownership interest in our Company to our existing stockholders.

We have no intended prospect that we are considering and there is no assurance that we will be able to locate any future prospects. Furthermore, there is no assurance that any capital raising activities will be successful.

Results of Operations – Three Months ended December 31, 2009 (transitional period) and Three Months ended December 31, 2008 (unaudited)

For purposes of this discussion, results of operations for the three months ended December 31, 2009 (transitional period) shall be referred to as “2009-December” and the results of operations for the three months ended December 31, 2008 (unaudited) shall be referred to as “2008-December”.

During 2009-December we received our first revenue from the production of oil in the amount of $5,851. The results of our oil and gas operations, however, resulted in a loss of $2,034 after deducting production costs and amortization. We received no revenue from operations during 2008-December.

General and administrative expenses in the amount of $18,339 and $80,806 were incurred for the 2009-December and 2008-December period, respectively. During 2008-December, $51,428 in consulting expenses were incurred in an effort to locate oil and gas properties which represented 64% of our total general and administrative expenses. No consulting fees were incurred during 2009-December. Our legal and accounting expenses decreased from $22,731 to $9,403 for the 2008-December to 2009-December period, respectively. Director fees in the amount of $3,000 were incurred during 2009-December, while no such fees were paid during 2008-December.

Dividend and interest income in the amount of $834 was earned during 2009-December compared to $9,499 during 2008-December. The larger amount during 2008-December resulted from proceeds received from available for sale securities held by the Company. During 2009-December, we placed the capital previously invested in those securities into cash or cash equivalent instruments that yielded a lower return on investment. During 2009-December we impaired our investment in our oil and gas property in the amount of $28,402. We did not acquire an investment in an oil and gas property during 2008-December.

Results of Operations – Fiscal Year ended September 30, 2009 and Fiscal Year ended September 30, 2008

For purposes of this discussion, results of operations for the fiscal year ended September 30, 2009 shall be referred to as “2009-September” and the results of operations for the fiscal year ended September 30, 2008 shall be referred to as “2008-September”.

We did not have any operating revenue during 2009-September and 2008-September. General and administrative expenses resulted in losses of $122,997 and $123,760 for 2009-September and 2008-September, respectively. The largest components during both years was accounting and legal, and consulting fees, representing $97,506 or 79% of total general and administrative expenses in 2009-September and $107,440 or 87% during 2008-September. During the first quarter of 2009-September and during the fourth quarter of 2008-September, we utilized the services of a consultant in order to seek oil and gas properties. Since the second quarter of 2009-September we have relied on our chief executive officer to seek the acquisition of oil and gas properties.

The capital we received from the sale of common stock during 2008-September was placed in financial instruments that yielded $30,802 in divided and interest income during 2009-September and $1,137 during 2008-September. The total other expense was substantially higher in 2009-September compared to 2008-September ($211,058 compared to $318, respectively). This higher loss resulted from the recognition of an impairment of our investment in the Well. We recognized an impairment during 2009-September of $241,860 and have recognized an additional impairment of $28,402 during the quarter ended December 31, 2009. During 2008-September we commenced searching for potential oil and gas prospects but no costs were incurred other than the aforementioned consulting fees.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the any period presented in our financial statements. We did not have any off-balance sheet arrangements at December 31, 2009 and have not entered into any off-balance sheet arrangements since that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in our registered public accounting firm nor have we had any disagreements with them regarding accounting and financial disclosures reportable pursuant to this item.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our transition period. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment of the effectiveness of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this transition report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the transition period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No information is reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of our board of directors and executive officers

The following table sets forth each of the current directors, his age, positions held with our company, and the date he first commenced service as a director of the company. Each director serves until the next annual meeting of stockholders or until their successor is duly elected and qualified. None of our directors has any arrangements or understandings with respect to his position and the company is not calling for the election of any director at the present time. No family relationship exists between any of our directors and executive officers. We have no significant employees.

Name	Age	Position(s)	Director Since
Robert “Steve” Owens	67	Director, President, CFO	2008
Robert Morley	65	Director	2008
Michael Harland	63	Director	2008
Denny W. Nestripke	63	Chairman	2009

Robert “Steve” Owens has served on a part-time basis as our President, Secretary and Treasurer since March, 2008. In these capacities he also serves as our Chief Executive Officer and Chief Financial Officer. Mr. Owens has been retired from full-time employment since 2000, but still manages his own investments which may include various oil and gas investment or development activities. Mr. Owens has committed to follow our code of ethics which includes observing any conflict of interest or corporate opportunity guidelines. Prior to his retirement, Mr. Owens was president Tri-Petroleum, a privately held oil and gas development company, from 1985 to 1997.

Robert Morley has served as a director since March 2008 and as a member of the audit committee since April 2009. Since 1993 Mr. Morley has been president and director for Petro Consultants, Inc., an advisory company for capital formation to start-up oil and gas development companies, including securities listings and marketing. Mr. Morley has committed to follow our code of ethics which includes observing any conflict of interest or corporate opportunity guidelines. Mr. Morley graduated from California State University at Chico in 1969.

Michael Harland has served as a director March, 2008. Since 1985 Mr. Harland has served as a senior investment associate for Casey Development, Inc., a privately held real estate development and brokerage entity located in San Diego, California.

Denny W. Nestripke has served as the Chairman of the Board of Directors and as the Audit Committee Financial Expert since August 2009 and prior to that time served as a consultant to the company commencing in March 2009. Since 2004 Mr. Nestripke has been a self-employed certified public accountant. In addition, from 2006 through 2009, he was employed part-time by Alpine Securities Corporation and held supervisory positions during portions of that time. He is currently not registered with any FINRA firm. Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science degree in family ecology in 2005 from the same institution.

Other than Mr. Nestripke who holds a directorship in Millstream Ventures, Inc., none of our directors currently holds any directorships with any companies having a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. None of our directors has been involved in any legal proceedings during the past five years; including a petition filed under Federal bankruptcy laws or any state insolvency law. Furthermore, none of our directors has been convicted of or have pending any criminal proceedings (excluding traffic violations and other minor offenses).

Code of ethics

We have adopted a code of ethics for our chief executive officer and chief financial officer and any director engaged in a business that may potentially conflict with our business operations. This code of ethics was filed as Exhibit 14 to our Form 10-K for the year ended September 30, 2009.

Corporate governance

We do not have a nominating committee or committee performing similar functions and we do not have a policy for the qualification, identification, evaluation or consideration of director candidates. Directors are selected solely by our current Board of Directors. We have not received any nominees recommended by our stockholders for positions on our Board of Directors. During the three months ended December 31, 2009, there were no material changes to the procedures by which security holders could recommend nominees to our Board of Directors

We do not have a compensation committee nor have we hired anyone to recommend the amounts of compensation that should be paid to any director or officer. Our current Board of Directors has determined that if a formal meeting of the Board of Directors is held that directors shall receive $350 for each half-day session and $500 for each full-day session. However, no compensation shall be paid for telephonic or other type of meetings. Since October 1, 2008 the Board of Directors has not held any formal meetings.

Two of our directors are currently receiving director’s fees. Mr. Nestripke, who serves as Chairman of the Board of Directors, receives a fixed fee of $1,000 per month and Mr. Owens receives a fixed fee of $250 per month. These amounts have been determined by our Board of Directors.

Since the three members of our Board of Directors assumed their positions in March 2008, we have not held an annual meeting of stockholders. At present, we have no intention of holding an annual meeting.

Audit committee

During April, 2009 we established an audit committee, with Mr. Morley serving as its sole member until August 2009 when Mr. Nestripke was appointed to this committee and Mr. Morley was appointed as its chairman. At the time of Mr. Nestripke’s appointment, he was also designated as the Audit Committee Financial Expert and the Board of Directors determined that Mr. Nestripke was independent with respect to the company. Our audit committee has not established a charter. The audit committee has received a letter from its independent registered public accounting firm regarding the disclosures contained in the financial statements. This letter contained no adverse comments nor did it disclose any information that would lead the audit committee to believe that our independent registered public accounting firm’s independence is or was compromised.

Leadership structure

Mr. Owens serves as our Chief Executive Officer and Principal Financial and Accounting Officer. Mr. Owens makes the determination to initiate a company obligation and approves the payment of invoices related to such obligation. Mr. Nestripke, the Chairman of the Board of Directors and Audit Committee Financial Expert, pays approved invoices and performs the recording function in an electronic bookkeeping system. Recorded financial transactions are reviewed by Mr. Owens and by Mr. Morley, Chairman of the Audit Committee. The determination to enter into non-routine transactions, such as the acquisition of oil and gas properties or large expenditures, such as the initiation of a drilling project, requires approval of the Board of Directors, which includes Mr. Harland, who does not perform any other leadership functions within the company. The company has determined that this leadership structure is appropriate given the specific characteristics or circumstances of its operations and the fact that our directors collectively own less than 4% of the issued and outstanding common stock of the company and individually not more than 1.5%.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Robert “Steve” Owens is the sole person who served as an executive officer during the year ended December 31, 2009. The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to Mr. Owens for all services rendered in all capacities to our company for the years ended December 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Total
Robert “Steve” Owens, CEO	2009	0
	2008	0

We do not have an employment agreement with Mr. Owens and the Board of Directors has not adopted any compensation policy for Mr. Owens.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2009.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Mr. Owens, for the last fiscal year ended December 31, 2009:

Name	All Other Compensation $	Total $
Robert Morley	0	0
Michael Harland	0	0
Denny W. Nestripke	$10,000(1)	$10,000

(1). Mr. Nestripke received the cash compensation for consulting services provided to the company in the amount of $4,000 and director fees in the amount of $6,000. Of the total compensation paid to him, $3,000 was earned as director fees during the three-month transition period ended December 31, 2009.

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. The board has not adopted a compensation policy for directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 30, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group. The address with respect to each of the individuals listed below is c/o Ring Energy, Inc., 18 ½ East State Street, Suite 202, Redlands, California 92373.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Robert “Steve” Owens	50,000	1.41%
Robert Morley	30,000	0.85%
Michael Harland	25,000	0.70%
Denny W. Nestripke	25,000	0.70%
Executive Officers and Directors as a Group (4 Persons)	130,000	3.66%

(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At March 30, 2010, we had 3,548,200 shares outstanding.

We are not aware of any arrangements including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change in control or our company.

At December 31, 2009, we had no compensation plans authorized under which we could issue any equity securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the two years ended December 31, 2009 and 2008, we entered into a month-to-month lease arrangement with an entity that is an affiliate of the bother-in-law of Mr. Owens, our President. Total payments of $12,000 were made during each of the fiscal years ended December 31, 2009 and 2008. Other than this transaction, no other transaction was entered into nor are we proposing to enter into any transaction with a related person in which the amount involved exceeded the lesser of $120,000 or one percent of our average total assets at year end for the last two completed fiscal years ended December 31, 2009 and 2008. We do not have any parent of our company.

Director independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent. We have adopted an independence standard that requires a person to be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that Mr. Owens, our chief executive officer, our chief financial officer, and a director, does not qualify as being an independent director based on the above standard and that all other directors are independent.

Our audit committee is comprised of two members of our Board of Directors, Mr. Morley and Mr. Nestripke. Based on our independence standard, these two individuals are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the three months ended December 31, 2009 and for the years ended September 30, 2009 and 2008 by our independent registered public accounting firm, Haynie & Company were as follows:

	Three months ended December 31, 2009	Year ended September 30, 2009	Year ended September 30, 2008
Audit fees	$7,000	$9,000	$2,000
Audit related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total Fees	$7,000	$9,000	$2,000

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none.

Our audit committee gave consideration to the non-audit services provided by our independent registered public accounting firm to determine if such services would be compatible with maintaining their independence as our auditors and whether their independence would be compromised by such services. Our audit committee pre-approves all auditing services and reviews the independence of our public accounting firm annually. Our audit committee has not established approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation	8-A	000-53920	3.1	3/31/10
3.2	Current Bylaws	8-A	000-53920	3.2	3/31/10
10.1	Participation Agreement	8-K	333-140024	10.1	5/20/09
14.1	Code of Ethics	10-K	333-140024	14	12/29/09
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: March 31, 2010

By: /s/ Robert Steve Owens

Robert “Steve” Owens, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/Robert Steve Owens Robert “Steve” Owens	Director, President, Treasurer, and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2010
/s/Michael Harland Michael Harland	Director	March 31, 2010
/s/Robert Morley Robert Morley	Director	March 31, 2010
/s/Denny W. Nestripke Denny W. Nestripke	Chairman	March 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RING ENERGY, Inc.

We have audited the accompanying balance sheets of RING ENERGY, Inc. (a development stage entity) as of December 31, 2009, September 30, 2009 and 2008, and the related statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the three months ended December 31, 2009 and the years ended September 30, 2009 and 2008, and for the period from inception (July 30, 2004) to December 31, 2009. RING ENERGY, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RING ENERGY, Inc. as of December 31, 2009 and September 30, 2009 and 2008, and the results of its operations and its cash flows for the three months ended December 31, 2009 and the years ended September 30, 2009 and 2008, and the period from inception (July 30, 2004) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Littleton, CO

March 31, 2010

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Balance Sheets

	December 31,	September 30,
	2009	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$993,860	$1,050,915	$87,296
Oil production receivable	5,623	-	-
Deposits	1,000	1,884	-
Prepaid expenses	1,000	1,405	57,228
Total Current Assets	1,001,483	1,054,204	144,524

Office Furniture (net)	6,993	7,293	-

Oil and Gas - property and equipment (net)	24,118	25,780	-

Other Assets:
Available-for-sale securities	-	-	1,249,614
Total Other Assets	-	-	1,249,614

Total Assets	$1,032,594	$1,087,277	$1,394,138

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$7,520	$136	$941
Oil and gas drilling and operating costs payable	13,487	27,613	-
Total Current Liabilities	21,007	27,749	941
Total Liabilities	21,007	27,749	941

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding
at December 31, 2009 and September 30, 2009,
and 3,541,217 shares issued and outstanding at
September 30, 2008	3,548	3,548	3,541
Paid-in capital	1,671,741	1,671,741	1,671,748
Accumulated other comprehensive loss	-	-	(386)
Deficit accumulated during the development stage	(663,702)	(615,761)	(281,706)
Total Stockholders' Equity	1,011,587	1,059,528	1,393,197

Total Liabilities and Stockholders' Equity	$1,032,594	$1,087,277	$1,394,138

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Operations and Other Comprehensive Loss

					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Years Ended		2004) through
	December 31,		September 30,		December 31,
	2009	2008	2009	2008	2009
		(unaudited)
Revenue from oil and gas properties	$5,851	$-	$-	$-	$5,851
Production costs	(6,223)	-	-	-	(6,223)
Depreciation, depletion, amortization	(1,662)				(1,662)
Results from oil and gas operations	(2,034)	-	-	-	(2,034)

General and Administrative Expenses:
Accounting and legal	(9,403)	(22,731)	(46,078)	(38,868)	(133,966)
Advertising and promotion	-	-	-	-	(49,614)
Consulting	-	(51,428)	(51,428)	(68,572)	(120,000)
Management and director fees	(3,000)	-	(3,000)	-	(32,400)
Transfer agent and filing	(2,365)	(3,053)	(5,452)	(11,153)	(25,034)
Rent	(3,000)	(3,000)	(12,000)	(3,500)	(18,500)
Depreciation	(300)	(200)	(1,099)	-	(1,399)
Other	(271)	(394)	(3,940)	(1,667)	(38,045)
Total General Administrative Expenses	(18,339)	(80,806)	(122,997)	(123,760)	(418,958)
Loss From Operations	(20,373)	(80,806)	(122,997)	(123,760)	(420,992)

Other Income and (Expense):
Dividend and interest Income	834	9,499	30,802	1,137	32,773
Interest expense	-	-	-	(1,455)	(5,221)
Loss on impairment of oil and gas properties	(28,402)	-	(241,860)	-	(270,262)
Total Other Income and (Expense)	(27,568)	9,499	(211,058)	(318)	(242,710)

Loss Before Income Taxes	(47,941)	(71,307)	(334,055)	(124,078)	(663,702)
Income tax benefit (expense)	-	-	-	-	-
Net Loss Before Other Comprehensive Loss	(47,941)	(71,307)	(334,055)	(124,078)	(663,702)

Other Comprehensive Loss:
Unrealized loss on available-for-sale securities	-	5,310	-	(386)	-

Net Loss Applicable to Common Stockholders	$(47,941)	$(65,997)	$(334,055)	$(124,464)	$(663,702)

Net loss per common share	$(0.01)	$(0.02)	$(0.09)	$(0.04)
Average number of common
shares outstanding	3,548,200	3,541,250	3,547,664	3,224,310

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Stockholders' Equity (Deficit)

					Deficit
					accumulated	Total
				Other	during the	Stockholders'
	Common Stock		Paid-in	comprehensive	development	Equity
	Shares	Amount	Capital	income	stage	(Deficit)
Inception of development
stage, July 30, 2004	-	$-	$-	$-	$-	$-
Common stock issued for
services at $0.0012 per share	1,666,667	1,667	333	-	-	2,000
Net loss for the period
from inception through
September 30, 2005	-	-	-	-	(2,280)	(2,280)

Balance, September 30, 2005	1,666,667	1,667	333	-	(2,280)	(280)
Common stock issued for
cash at $0.024 per share	1,374,550	1,374	31,616	-	-	32,990
Net loss for the year ended
September 30, 2006	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	3,041,217	3,041	31,949	-	(30,547)	4,443
Imputed interest	-	-	3,766	-	-	3,766
Contributed capital	-	-	60,000	-	-	60,000
Net loss for the year ended
September 30, 2007	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	3,041,217	3,041	95,715	-	(157,628)	(58,872)
Imputed interest	-	-	1,455	-	-	1,455
Forgiveness of related party
payable	-	-	75,078	-	-	75,078
Common stock issued for
cash at $3.00 per share	500,000	500	1,499,500	-	-	1,500,000
Unrealized comprehensive
loss at September 30, 2008	-	-	-	(386)	-	(386)
Net loss for the year ended
September 30, 2008	-	-	-	-	(124,078)	(124,078)

Balance, September 30, 2008	3,541,217	3,541	1,671,748	(386)	(281,706)	1,393,197
Common stock issued resulting
from a 1 for 18 reverse stock
split	6,983	7	(7)	-	-	-
Net loss for the year ended
September 30, 2009	-	-	-	386	(334,055)	(333,669)

Balance, September 30, 2009	3,548,200	3,548	1,671,741	-	(615,761)	1,059,528
Net loss for the three months
ended December 31, 2009	-	-	-	-	(47,941)	(47,941)

Balance, December 31, 2009	3,548,200	$3,548	$1,671,741	$-	$(663,702)	$1,011,587

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows

					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Year Ended		2004) through
	December 31,		September 30,		December 31,
	2009	2008	2009	2008	2009
		(unaudited)
Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(47,941)	$(71,307)	$(334,055)	$(124,078)	$(663,702)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation expense	300	200	1,099	-	1,399
Write-off of website costs	-	-	-	-	7,917
Management fees	-	-	-	-	2,000
Interest expense	-	-	-	1,455	5,221
Other comprehensive income	-	-	386	-	-
Loss on impairment	28,402	-	241,860	-	270,262
Changes in working capital balances
related to operations:
(Increase) in oil production receivable	(5,623)	-	-	-	(5,623)
(Increase) decrease in prepaid expense	405	55,228	55,823	(57,228)	(1,329)
(Increase) decrease in deposits	884	-	(1,884)	-	(116)
Increase (decrease) in accounts payable and
accrued liabilities	7,384	7,918	(805)	(1,865)	6,579
Increase (decrease) in drilling costs payable	(14,126)	-	27,613	-	13,487
Net Cash Flows Provided (Used) by Operating Activities	(30,315)	(7,961)	(9,963)	(181,716)	(363,905)

Cash Flows from Investing Activities:
Website costs	-	-	-	-	(7,917)
Available for sale investments	-	(9,000)	1,249,614	(1,250,000)	386
Acquisition of office furniture	-	(8,392)	(8,392)	-	(8,392)
Acquisition of oil and gas interests	(26,740)	-	(267,640)	-	(294,380)
Net Cash Flows Provided (Used) by Investing Activities	(26,740)	(17,392)	973,582	(1,250,000)	(310,303)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	-	45,713	102,513
Payments on related party payables	-	-	-	(27,435)	(27,435)
Issuance of common stock	-	-	-	1,500,000	1,592,990
Stock subscription	-	-	-	-	-
Net Cash Flows Provided by Financing Activities	-	-	-	1,518,278	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(57,055)	(25,353)	963,619	86,562	993,860
Cash and cash equivalents at beginning of period	1,050,915	87,296	87,296	734	-
Cash and Cash Equivalents at End of Period	$993,860	$61,943	$1,050,915	$87,296	$993,860

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows (Continued)

					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Year Ended		2004) through
	December 31,		September 30,		December 31,
	2009	2008	2009	2008	2009
		(unaudited)
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-	$-	$-
Taxes	$-	$-	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$-	$-	$2,000
Imputed interest	$-	$-	$-	$1,455	$5,221
Forgiveness of related party payable	$-	$-	$-	$75,078	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(formerly Transglobal Mining, Inc.)

(a development stage entity)

Notes to Financial Statements

For the Three Months Ended December 31, 2009 and 2008,

and the Years Ended September 30, 2009 and 2008

Note 1: Organization and Summary of Significant Accounting Policies

Organization – Ring Energy, Inc. (the “Company”) was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation and subsequently changed its name to Transglobal Mining Corp. During March 2008, the name was changed to Ring Energy, Inc. Since its inception the Company has been engaged in various aspects of the extractive industry and currently has a 25% non-operating working interest (18 ¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas (the “Prospect”). The Company has completed one well on the Prospect that commenced production during the three months ended December 31, 2009.

Development Stage Entity – The Company is considered a development stage entity because the $5,851 of revenue that was recognized for the three months ended December 31, 2009 represents its first revenue from operating activities since inception. However, the Company did not achieve profitable operations resulting in a net loss of $2,034 after production cost and amortization. General and administrative expenses for the same three month period were $18,339; the Company incurred an impairment of its investment in the Prospect of $28,402 and used $57,055 in cash. At December 31, 2009 the Company’s cash and cash equivalents are $993,860 and its total liabilities are $21,007.

Reclassification – A reclassification to the September 30, 2008 financial statement presentation has been made to correspond to the presentation at December 31 and September 30, 2009. This reclassification represents a stock subscription in the amount of $60,000 that did not require the issuance of additional shares of the Company’s common stock nor the repayment of any amounts previously received and was therefore reclassified as an increase to the paid-in capital account. The total net income and equity remained unchanged as a result of this reclassification.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. During the year ended September 30, 2008, the Company held available-for-sale securities with maturities that exceeded three months. The unrealized comprehensive loss for the year ended September 30, 2008 was recognized during the year ended September 30, 2009 as a part of dividend and interest income. All cash deposits are held in one financial institution in amounts over $250,000 and are not federally insured.

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

Oil Production Receivable – The Company commenced accruing a receivable in November 2009 for oil produced from the Prospect. At December 31, 2009, the Company estimated that its allowance for doubtful accounts to be minimal and during 2010 received payment in the amount of the receivable. The Company intends to review its estimate of an allowance for doubtful accounts periodically based on historical collections.

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or impairment. During the three months ended December 31, 2009, the Company commenced the production of oil from one well drilled on the Prospect. The unit-of-production method was utilized to amortize the Company’s unimpaired cost of the Prospect.

Depreciation – The Company maintains office furniture at its corporate office that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $1,399, $1,099 and $0 was recorded at December 31, 2009, September 30, 2009 and 2008, respectively. For the three month periods ended December 31, 2009 and 2008 (unaudited), depreciation of $300 and $200 was recorded and the year ended September 30, 2009, depreciation of $1,099 was recorded.

Fair Value Accounting – The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, deposits, prepaid expenses, accounts receivable and current liabilities approximate fair value due to their short-term maturities. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates. The following table sets forth the changes that have occurred with respect to accounts effected by fair value accounting during the three months ended December 31, 2009 and for the year ended September 30, 2009:

	Cash and cash equivalents	Oil production receivable	Deposits	Prepaid expenses	Available-for- sale securities	Total Current Liabilities	Accumulated other comprehensive loss
Balance, September 30, 2008	$87,296	$-	$-	$57,228	$1,249,614	$941	$(386)
Increases resulting from operations	-	-	-	405	-	26,808	-
Decreases resulting from operations	(310,497)	-	(2,700)	(51,528)	-	-	-
Sale of available-for-sale securities and recognition of income	-	-	-	-	(1,249,614)	-	386
Purchase of cash equivalent financial instruments	1,275,000	-	-	-	-	-	-
Reclassifications	(884)	-	4,584	(4,700)	-	-	-
Balance, September 30, 2009	1,050,915	-	1,884	1,405	-	27,749	-
Increases resulting from operations	-	5,623	-	-	-	-	-
Decreases resulting from operations	(57,055)	-	-	-	-	(6,742)	-
Reclassifications	-	-	(884)	(405)
Balance, December 31, 2009	$993,860	$5,623	$1,000	$1,000	$-	$21,007	$-

Net Loss per Common Share – The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

Major Customers – The Company has entered into an agreement with Big Star Oil & Gas, LLC, the operator of the Prospect (“Operator”), to allow them the exclusive right to develop the Prospect and to dispose of any oil or gas derived there from.

Income Taxes – The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1 and uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Note 2: Oil and Gas Operations

The Company’s oil and gas producing activities are exploratory and are undertaken in one geographic location within the United States of America. The Company acquired its interest in the Prospect during 2009 for $35,750 and a commitment to participate in the drilling of an initial test well. The Company’s share of the costs for the initial test well was $296,042, of which $28,402 and $241,860 was impaired during the three months ended December 31, 2009 and during the year ended September 30, 2009, respectively. The Company commenced amortization of its unimpaired costs of $25,780 on the unit-of-production method during the three months ended December 31, 2009 in the amount of $1,662. At December 31, 2009 the Company’s net investment in oil and gas property and equipment is $24,118.

The Operator has entered into oil purchase agreement based on the spot price of oil at the time the oil is removed from tanks located on the Prospect. The Operator has also entered into a fixed price natural gas purchase contract; however, due to the minimal amount of gas being produced from the well on the Prospect, a gas transmission line has not been connected to the well. The Company has not undertaken any hedging activities with respect to its share of oil and gas production.

Note 3: Common Stock

Since its inception the Company has forward split its common stock on a basis of 15 for 1 and reverse split its common stock on a basis of 1 for 18 (collectively the “Post Split Stock”). During the year ended September 30, 2009, the net effect of these stock splits was reflected on the Company’s Statement of Stockholders’ Equity (Deficit) through the issuance of 6,983 shares of Post Split Stock. This resulted in an increase in the common stock classification by $7 and a decrease in the paid-in capital classification by the same amount. The Statement of Stockholders’ Equity (Deficit) has been restated to reflect the Post Split Stock for all common stock transactions retroactively.

During 2008 the Company issued 500,000 shares of its Post Split Stock to a limited number of individuals for total consideration of $1,500,000 or $3.00 per share.

Note 4: Available-for-sale Securities

Included in other assets classification at September 30, 2008, are available-for-sale securities that subsequently matured. The available-for-sale securities represented debt instruments and matured during 2009, at which time the Company recognized no loss or gain, but recognized interest and dividend income. The following summarizes the aggregate market value, cost, gross unrealized holding losses and income tax effect of the available-for-sale securities at September 30, 2008:

Market value	$1,249,614
Cost	1,250,000
Gross unrealized loss	(386)
Income tax effect	-
Net unrealized loss	$(386)

Unrealized holding gain and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

Note 5: Related Party Transactions

The Company’s executive office in Redlands, California, comprised of approximately 600 square feet is being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,000 per month. A $1,000 deposit was paid at the commencement of the lease. Total rent expense paid was $3,000, $12,000 and $3,500 for the three months ended December 31, 2009 and for the year ended September 30, 2009 and 2008, respectively.

During the year ended September 30, 2008, two related parties forgave the amounts due them by the Company totaling $75,078 and the paid-in capital account was increased accordingly. During this same period of time the Company received loans from related parties for a total of $27,000, which amounts were repaid by the Company. These loans were unsecured, non-interest bearing and had no specific terms for repayment.

During the years ended September 30, 2008 and 2007 the Company recorded imputed interest expense of $1,455 and $3,766 at an interest rate of 10% payable to a former director of the Company and paid-in capital was increased accordingly.

Note 6: Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations with the following effect:

	For the Three Months Ended		For the Years Ended
	December 31,		September 30,
	2009	2008	2009	2008
		(unaudited)
Tax benefit at federal statutory rate	$(15,542)	$(27,810)	$(113,579)	$(48,390)
Effect of state taxes	(409)	-	-	-
Non-deductable expenses	-	-	-	567
	$(15,951)	$(27,810)	$(113,579)	$(47,823)

At December 31, 2009, the Company has a net operating loss carry forward of approximately $648,350 that expires if unused from 2027 through 2029 and a deferred tax asset in the amount of approximately $243,170. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009, September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties, during the periods presented.

Note 7: Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2009 through March 31, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.