Form 10-K/A
period 2009-09-30
RING ENERGY, INC.
filed 2010-04-14
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-140024

Ring Energy, Inc.

(Exact name of Registrant as specified in its charter)

NEVADA	90-0406406
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

18 ½ East State Street, Suite 202, Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (909) 798-8394

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X . No      . (2) Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     .

As of March 31, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,344,600 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At December 23, 2009, there were 3,548,200 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Ring Energy, Inc. on Form 10-K/A for the year ended September 30, 2009, amends the items as set forth below.

Item 8, FINANCIAL STATEMENTS, has been revised to include clarifications to the notes to our financial statements for the year ended September 30, 2009, which are included after the signature page of this amended report. The “going concern” paragraph previously included in the notes to the financial statements has been removed. In addition, the “Organization” and “Business Condition” paragraphs of Note 1: Organization and Summary of Significant Accounting Policies, of our financial statements have been revised to eliminate the reference to pre-exploration stage and to designate the company as development stage.

Item 9A(T), CONTROLS AND PROCEDURES, has been revised to include the assessment by management of internal control over financial reporting as of September 30, 2009. In addition the certification of our Principal Executive Officer and our Principal Financial Officer under Item 601(b)(31) of Regulation S-K has been revised and is included as an exhibit to this amended report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended September 30, 2009, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on December 29, 2009.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this item are included immediately following the signature page of this report.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act was complete. We have determined that we omitted Management’s Report on Internal Control over Financial Reporting required by Item 308T of Regulation S-K from Item 9A – Controls and Procedures.

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

Management assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment of the effectiveness of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective, as of September 30, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included with this report:

Item 31.1

Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: April 9, 2010

By: /s/ Robert “Steve” Owens

 Robert “Steve” Owens, President

RING ENERGY, INC.

FINANCIAL STATEMENTS

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

RING ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements

Balance Sheets as of September 30, 2009 and 2008	F-4

Statements of Operations and Other Comprehensive Loss for the years ended September 30, 2009 and 2008 and from Inception of Development Stage (July 30, 2004) through September 30, 2009	F-5

Statements of Stockholders' Equity from Inception of Development Stage July 30, 2004) through September 30, 2009	F-6

Statements of Cash Flows for the years ended September 30, 2009 and 2008 and from Inception of Development Stage (July 30, 2004) through September 30, 2009	F-7

Notes to Financial Statements	F-9

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

/s/ Haynie & Company

Littleton, CO

December 23, 2009

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Balance Sheets

	September 30,
	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$1,050,915	$87,296
Deposits	1,884	-
Prepaid expenses	1,405	57,228
Total Current Assets	1,054,204	144,524

Office Furniture (net)	7,293	-

Oil and Gas Interest (net)	25,780	-

Other Assets:
Available-for-sale securities	-	1,249,614
Total Other Assets	-	1,249,614

Total Assets	$1,087,277	$1,394,138

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$136	$941
Oil and gas drilling and operating costs payable	27,613	-
Total Current Liabilities	27,749	941
Total Liabilities	27,749	941

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

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Operations and Other Comprehensive Loss

			Inception of
			Development
			Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Revenue	$-	$-	$-

General and Administrative Expenses:
Accounting and legal	46,078	38,868	124,563
Advertising and promotion	-	-	49,614
Consulting	51,428	68,572	120,000
Management and director fees	3,000	-	29,400
Transfer agent and filing	5,452	11,153	22,669
Rent	12,000	3,500	15,500
Depreciation	1,099	-	1,099
Other	3,940	1,667	37,774
Total General Administrative Expenses	122,997	123,760	400,619
Loss From Operations	(122,997)	(123,760)	(400,619)

Other Income and (Expense):
Dividend and interest Income	30,802	1,137	31,939
Interest expense	-	(1,455)	(5,221)
Loss on impairment	(241,860)	-	(241,860)
Total Other Income and (Expense)	(211,058)	(318)	(215,142)

Loss Before Income Taxes	(334,055)	(124,078)	(615,761)
Income tax benefit (expense)	-	-	-
Net Loss Before Other Comprehensive Loss	(334,055)	(124,078)	(615,761)

Other Comprehensive Loss:
Unrealized loss on available-for-sale securities	-	(386)	-

Net Loss Applicable to Common Stockholders	$(334,055)	$(124,464)	$(615,761)

Net loss per basic and diluted common share	$(0.09)	$(0.04)
Average number of common
shares outstanding	3,547,664	3,224,310

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Stockholders' Equity (Deficit)

					Deficit
					accumulated	Total
				Other	during the	Stockholders'
	Common Stock		Paid-in	comprehensive	development	Equity
	Shares	Amount	Capital	income	stage	(Deficit)
Inception of development
stage, July 30, 2004	-	$-	$-	$-	$-	$-
Common stock issued for
services at $0.0012 per share	1,666,667	1,667	333	-	-	2,000
Net loss for the period
from inception through
September 30, 2005	-	-	-	-	(2,280)	(2,280)

Balance, September 30, 2005	1,666,667	1,667	333	-	(2,280)	(280)
Common stock issued for
cash at $0.024 per share	1,374,550	1,374	31,616	-	-	32,990
Net loss for the year ended
September 30, 2006	-	-	-	-	(28,267)	(28,267)

Balance, September 30, 2006	3,041,217	3,041	31,949	-	(30,547)	4,443
Imputed interest	-	-	3,766	-	-	3,766
Contributed capital	-	-	60,000	-	-	60,000
Net loss for the year ended
September 30, 2007	-	-	-	-	(127,081)	(127,081)

Balance, September 30, 2007	3,041,217	3,041	95,715	-	(157,628)	(58,872)
Imputed interest	-	-	1,455	-	-	1,455
Forgiveness of related party
payable	-	-	75,078	-	-	75,078
Common stock issued for
cash at $3.00 per share	500,000	500	1,499,500	-	-	1,500,000
Unrealized comprehensive
loss at September 30, 2008	-	-	-	(386)	-	(386)
Net loss for the year ended
September 30, 2008	-	-	-	-	(124,078)	(124,078)

Balance, September 30, 2008	3,541,217	3,541	1,671,748	(386)	(281,706)	1,393,197
Common stock issued
resulting from a 1 for 18
reverse stock split	6,983	7	(7)	-	-	-
Net loss for the year ended
September 30, 2009	-	-	-	386	(334,055)	(333,669)

Balance, September 30, 2009	3,548,200	$3,548	$1,671,741	$-	$(615,761)	$1,059,528

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows

			Inception of
			Development
			Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(334,055)	$(124,078)	$(615,761)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation expense	1,099	-	1,099
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	1,455	5,221
Other comprehensive income	386	-	-
Loss on impairment	241,860	-	241,860
Changes in working capital balances
related to operations:
(Increase) decrease in prepaid expense	55,823	(57,228)	(1,734)
(Increase) decrease in deposits	(1,884)	-	(1,000)
Increase (decrease) in accounts payable and
accrued liabilities	(805)	(1,865)	(805)
Increase (decrease) in drilling costs payable	27,613	-	27,613
Net Cash Flows Provided (Used) by Operating Activities	(9,963)	(181,716)	(333,590)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	1,249,614	(1,250,000)	386
Acquisition of office furniture	(8,392)	-	(8,392)
Acquisition of oil and gas interests	(267,640)	-	(267,640)
Net Cash Flows Provided (Used) by Investing Activities	973,582	(1,250,000)	(283,563)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	45,713	102,513
Payments on related party payables	-	(27,435)	(27,435)
Issuance of common stock	-	1,500,000	1,592,990
Stock subscription	-	-	-
Net Cash Flows Provided by Financing Activities	-	1,518,278	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	963,619	86,562	1,050,915
Cash and cash equivalents at beginning of period	87,296	734	-
Cash and Cash Equivalents at End of Period	$1,050,915	$87,296	$1,050,915

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(formerly Transglobal Mining Corp.)
(a development stage entity)
Statements of Cash Flows (Continued)

			Inception of
			Development
			Stage (July 30,
	For the Year Ended		2004) through
	September 30,		September 30,
	2009	2008	2009
Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$1,455	$5,221
Forgiveness of related party payable	$-	$75,078	$75,078

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

Development Stage Entity – The Company is considered a development stage entity because it has not realized any revenue from its operating activities. During the year ended September 30, 2009, the Company had a net loss of approximately $334,000 and used approximately $276,000 of cash in its operations and acquisition activities. At September 30, 2009 the Company’s cash and cash equivalents are $1,051,000 and its current liabilities are approximately $28,000.

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

	Cash and cash equivalents	Deposits	Prepaid expenses	Available for-sale securities	Total Current Liabilities	Accumulated Other Comprehensive loss
Balance, September 30, 2008	$87,296	$-	$57,228	$1,249,614	$941	$(386)
Increases resulting from operations	-	-	405	-	26,808	-
Decreases resulting from operations	(310,497)	(2,700)	(51,528)	-	-	-
Sale of available-for-sale securities and recognition of income	-	-	-	(1,249,614)	-	386
Purchase of cash equivalent financial instruments	1,275,000	-	-	-	-	-
Reclassifications	(884)	4,584	(4,700)	-	-	-
Balance, September 30, 2009	$1,050,915	$1,884	$1,405	$-	$27,749	$-

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

Note 6: Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended September 30, 2008 due to imputed interest with the following effect:

	2009	2008
Book income	$(334,055)	$(48,390)
Imputed interest	-0-	567
Valuation allowance	$(334,055)	$(47,823)

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