Form 10-Q
period 2010-03-31
RING ENERGY, INC.
filed 2010-05-12
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-53920

Commission File Number

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0406406
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

18 ½ East State Street, Suite 202, Redlands, California	92373
(Address of principal executive offices)	(Zip Code)

(909) 798-8394

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).     . Yes  X . No

The registrant has one class of common stock of which 3,548,200 shares are outstanding at May 10, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Financial Statements	Page

Balance Sheets – March 31, 2010 (unaudited) and December 31, 2009	3

Statements of Operations (unaudited) – Three months ended March 31, 2010 and 2009, and from inception of the development stage (July 30, 2004) through March 31, 2010	4

Statements of Cash Flows (unaudited) – Three months ended March 31, 2010 and 2009, and from inception of the development stage (July 30, 2004) through March 31, 2010	5-6

Notes to Financial Statements (unaudited) – March 31, 2010	7-8

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$961,370	$993,860
Oil production receivable	3,989	5,623
Deposits	1,000	1,000
Prepaid expenses	2,479	1,000
Total Current Assets	968,838	1,001,483

Office Furniture (net)	6,693	6,993

Oil and Gas - property and equipment (net)	22,655	24,118

Total Assets	$998,186	$1,032,594

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$5,357	$7,520
Oil and gas drilling and operating costs payable	587	13,487
Total Current Liabilities	5,944	21,007
Total Liabilities	5,944	21,007

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(683,047)	(663,702)
Total Stockholders' Equity	992,242	1,011,587

Total Liabilities and Stockholders' Equity	$998,186	$1,032,594

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2010	2009	2010

Revenue from oil and gas properties	$5,197	$-	$11,048
Production costs	(1,824)	-	(8,047)
Depreciation, depletion, amortization	(1,463)	-	(3,125)
Results from oil and gas operations	1,910	-	(124)

General and Administrative Expenses:
Accounting and legal	12,957	9,978	146,923
Advertising and promotion	-	-	49,614
Consulting	-	-	120,000
Management and director fees	3,750	-	36,150
Transfer agent and filing	735	368	25,769
Rent	3,000	3,000	21,500
Depreciation	300	300	1,699
Other	862	530	38,907
Total General Administrative Expenses	21,604	14,176	440,562
Loss From Operations	(19,694)	(14,176)	(440,686)

Other Income and (Expense):
Dividend and interest Income	349	3,994	33,122
Interest expense	-	-	(5,221)
Loss on impairment of oil and gas properties	-	-	(270,262)
Total Other Income and (Expense)	349	3,994	(242,361)

Loss Before Income Taxes	(19,345)	(10,182)	(683,047)
Income tax benefit (expense)	-	-	-
Net Loss	$(19,345)	$(10,182)	$(683,047)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)
Weighted average number of common
shares outstanding	3,548,200	3,541,217

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(19,345)	$(10,182)	$(683,047)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion, and amortization	1,762	300	3,161
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Other comprehensive income	-	(4,924)	-
Loss on impairment	-	-	270,262
Changes in working capital balances
related to operations:
(Increase) in oil production receivable	1,635	-	(3,988)
(Increase) decrease in prepaid expense	(1,479)	-	(2,808)
(Increase) decrease in deposits	-	-	(116)
Increase (decrease) in accounts payable and
accrued liabilities	(2,163)	(3,957)	4,416
Increase (decrease) in operating costs payable	(12,900)	-	587
Net Cash Flows Provided (Used) by Operating Activities	(32,490)	(18,763)	(396,395)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	-	1,263,924	386
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	-	(294,380)
Net Cash Flows Provided (Used) by Investing Activities	-	1,263,924	(310,303)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(32,490)	1,245,161	961,370
Cash and cash equivalents at beginning of period	993,860	61,943	-
Cash and Cash Equivalents at End of Period	$961,370	$1,307,104	$961,370

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

March 31, 2010

(unaudited)

Note 1: Basis of Presentation

Interim Period - The accompanying unaudited financial statements of Ring Energy, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the transition period from October 1, 2009 to December 31, 2009.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Development Stage Entity – The Company is considered a development stage entity because the principal operations are minimal and have not produced any significant revenue. The $11,048 of revenue recognized since the commencement of oil production has not been greater than the cost of production and the associated amortization, and has resulted in a net loss from oil and gas operations of $124. For the three months ended March 31, 2010, general and administrative expenses exceeded the results of oil and gas operations by $19,694 and cash used for operating activities was $32,490. At March 31, 2010 the Company’s cash and cash equivalents are $961,370 and its total liabilities are $5,944.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a 25% working interest (18¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas. The Company has completed one well on the Prospect that commenced production during the three months ended December 31, 2009.

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

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $1,698 and $1,398 was recorded at March 31, 2010 and December 31, 2009, respectively.

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or periodic impairment. The unit-of-production method is utilized to amortize the Company’s unimpaired cost of its oil and gas properties.

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

At December 31, 2009, the Company has a net operating loss carry forward of approximately $648,350 that expires if unused from 2027 through 2029. The Company has a deferred tax asset in the amount of approximately $243,170. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties, during the periods presented.

Note 3: Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2010 through May 12, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q report for Ring Energy, Inc. (the “Company”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s Liquidity and Capital Resources and Results of Operations provided below. The statements made as part of this discussion that are not historical facts are hereby identified as "forward-looking statements."

Liquidity and Capital Resources

At March 31, 2010, the Company had total assets of $998,186 and current liabilities of $5,944. The Company’s current assets are comprised of $961,370 in cash and cash equivalents, which represent 99% of our total current assets and 96% of our total assets. Since our year end of December 31, 2009, our total assets have decreased by $34,408 and our total liabilities have decreased by $15,063.

As further discussed below, during the quarter ended March 31, 2010 our net oil and gas operations resulted in $1,910 of income; however, our general and administrative expenses resulted in a net loss from operations in the amount of $19,694. Consequently, our oil and gas operations have not provided sufficient capital for us to maintain a positive cash flow. We continue to hold a 25% working interest (18¾% net revenue interest) in a 440 acre oil and gas prospect located in Howard County, Texas. We acquired this prospect during calendar year 2009 and commenced drilling a well shortly thereafter. Upon completion of the well in the Pennsylvania Reef formation at approximately 7,800 feet, we determined that the well would not be commercial and therefore recompleted the well in the Lower Spraberry formation at approximately 6,400 feet.

Even though the well is providing revenue, we determined that the production therefrom was not sufficient to recover our costs and therefore impaired our oil and gas prospect in the amount of $241,860 during the quarter ended September 30, 2009 and again impaired this prospect an additional $28,402 during the quarter ended December 31, 2010. We did not impair this prospect during the quarter ended March 31, 2010. We are evaluating our current and future production from this well in order to determine if additional drilling is warranted on this prospect.

We believe that we have sufficient liquid capital to acquire an interest in one or more additional leasehold interests and to drill one or more additional wells in the future. At the present time we have evaluated other prospects but have not arrived at a decision regarding their acquisition or potential acquisition. We also believe that our capital resources are sufficient to sustain our operations into the future. If warranted, we may attempt to raise additional capital through the sale of our common stock or we may utilize shares of our common stock to acquire an interest in a leasehold prospect. We are at the present time not considering either of these alternatives and no assurance can be given that we would be successful if we attempted such alternatives.

Results of Operations

During the three months ended March 31, 2010 the results of our oil and gas operations resulted in revenue of $5,197 and income of $1,910, compared with no such revenue or income during the quarter ended March 31, 2009. Our revenue was reduced by $1,824 in production costs and $1,463 in amortization based on the units-of-production method. We have determined that the revenue from this well will decline in the future and that a classification of the potential volume of recoverable oil should be considered as not being economically producible. Consequently, we have not engaged a third party to prepare a reserve report nor have we undertaken formation tests that would demonstrate that the Well is economically producible under existing economic and operating conditions.

During the three months ended March 31, 2010, our general and administrative expenses were $21,604 compared $14,176 for the three months ended March 31, 2009, and represented an increase of $7,428 or 52%. This increase came primarily from the increase in management and director fees ($3,750) and accounting and legal fees ($2,979). During the quarter ended March 31, 2009 we did not pay any director fees, but we intend to do so in the future. During the past year we changed our year end for accounting and tax purposes from September to December and thus incurred the costs of an audit (September 2009 and December 2009) and legal fees in relation thereto. We anticipate that our accounting and legal fees will decrease in subsequent quarters from those we experienced during the three months ended March 31, 2010.

Our dividend and interest income decreased from $3,994 to $349 for the three months ended March 31, 2009 and 2010, respectively. This decrease resulted from placing temporary investments in available-for-sale-securities into cash and cash equivalent instruments. We made this decision based on our desire to have ready capital available for oil and gas prospect acquisitions and for drilling purposes. We are evaluating our position in this regard and may in the future place portions of our cash and cash equivalents into short-term investments that will provide a higher yield. No assurance of this can be given that we will be successful in this effort and we are largely dependent on market conditions beyond our control in the yield that our investments may achieve. These short-term investments would only be made for the purpose of obtaining a favorable rate of return on our cash until such time as an appropriate acquisition of an oil and gas prospect is located.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during our most recent quarterly period.

Part II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description	Location
31.1	Rule 13a-14(a) Certification	Filed Herewith
32.1	Section 1350 Certification	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 12, 2010

/s/ Robert “Steve” Owens

Robert “Steve” Owens

Chief Executive Officer

Chief Financial Office