Form 10-Q
period 2010-06-30
RING ENERGY, INC.
filed 2010-08-11
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Yes      . No      .

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

Yes      . No  X .

The registrant has one class of common stock of which 3,548,200 shares are outstanding at August 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Index to Financial Statements	Page

Balance Sheets – June 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations (unaudited) – Three and six months ended June 30, 2010 and 2009, and from inception of the development stage (July 30, 2004) through June 30, 2010	4

Statements of Cash Flows (unaudited) – Six months ended June 30, 2010 and 2009, and from inception of the development stage (July 30, 2004) through June 30, 2010	5-6

Notes to Financial Statements (unaudited) – June 30, 2010	7-8

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$948,284	$993,860
Oil production receivable	2,852	5,623
Deposits	1,000	1,000
Prepaid expenses	2,300	1,000
Total Current Assets	954,436	1,001,483

Office Furniture (net)	6,394	6,993

Oil and Gas - property and equipment (net)	-	24,118

Total Assets	$960,830	$1,032,594

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$-	$7,520
Oil and gas drilling and operating costs payable	617	13,487
Total Current Liabilities	617	21,007
Total Liabilities	617	21,007

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(715,076)	(663,702)
Total Stockholders' Equity	960,213	1,011,587

Total Liabilities and Stockholders' Equity	$960,830	$1,032,594

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations
(unaudited)
					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Six Months Ended		2004) through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue from oil and gas properties	$1,258	$-	$6,455	$-	$12,306
Production costs	(1,429)	-	(3,253)	-	(9,476)
Depreciation, depletion, amortization	-	-	(1,463)	-	(3,125)
Results from oil and gas operations	(171)	-	1,739	-	(295)

General and Administrative Expenses:
Accounting and legal	1,955	9,576	14,912	19,554	148,878
Advertising and promotion	-	-	-	-	49,614
Consulting	-	-	-	-	120,000
Management and director fees	3,750	-	7,500	-	39,900
Transfer agent and filing	695	981	1,430	1,349	26,464
Rent	3,100	3,000	6,100	6,000	24,600
Depreciation	300	300	600	600	1,999
Other	450	2,555	1,312	3,140	39,357
Total General Administrative Expenses	10,250	16,412	31,854	30,643	450,812
Loss From Operations	(10,421)	(16,412)	(30,115)	(30,643)	(451,107)

Other Income and (Expense):
Dividend and interest Income	1,047	15,312	1,396	19,306	34,169
Interest expense	-	-	-	-	(5,221)
Loss on impairment of oil and gas properties	(22,655)	-	(22,655)	-	(292,917)
Total Other Income and (Expense)	(21,608)	15,312	(21,259)	19,306	(263,969)

Loss Before Income Taxes	(32,029)	(1,100)	(51,374)	(11,337)	(715,076)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$(32,029)	$(1,100)	$(51,374)	$(11,337)	$(715,076)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common
shares outstanding	3,548,200	3,541,217	3,548,200	3,541,217

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Six Months Ended		2004) through
	June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(51,374)	$(11,337)	$(715,076)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion, and amortization	2,062	600	3,461
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Other comprehensive income (loss)	-	(4,924)	-
Loss on impairment	22,655	-	292,917
Changes in working capital balances
related to operations:
(Increase) decrease in oil production receivable	2,771	-	(2,852)
(Increase) decrease in prepaid expense	(1,300)	(79)	(2,300)
(Increase) decrease in deposits	-	-	(1,000)
Increase (decrease) in accounts payable and
accrued liabilities	(7,520)	15,622	-
Increase (decrease) in operating costs payable	(12,870)	-	617
Net Cash Flows Provided (Used) by Operating Activities	(45,576)	(118)	(409,095)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	-	1,263,924	-
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	(209,030)	(294,380)
Net Cash Flows Provided (Used) by Investing Activities	-	1,054,894	(310,689)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(45,576)	1,054,776	948,284
Cash and cash equivalents at beginning of period	993,860	61,943	-
Cash and Cash Equivalents at End of Period	$948,284	$1,116,719	$948,284

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Six Months Ended		2004) through
	June 30,		June 30,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

June 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 20, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Development Stage Entity – The Company is considered a development stage entity because its principal operations are minimal and have not produced any significant revenue. Total revenue of $12,306 has been recognized since commencement of oil production, but the cost of production and the associated amortization has resulted in a net loss from oil and gas operations of $295. Furthermore, the Company has determined that further development of its current leasehold interest is unlikely and has impaired all capitalized costs not previously expensed. The Company is seeking to acquire additional oil and gas properties. At June 30, 2010 the Company has cash available to pursue such efforts in the amount of $948,284 and its total liabilities are $617.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a 25% working interest (18¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas. The Company has completed one well on this property which is yielding minimal amounts of oil production and has determined that further development of this leasehold interest is unlikely.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value Accounting – The carrying value of certain of the Company’s financial instruments, including cash, cash equivalents, receivables from oil production sales, deposits, prepaid expenses, and current liabilities approximate fair value due to their short-term maturities. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. All cash deposits are held in one financial institution with amounts exceeding $250,000 not being federally insured.

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $1,998 and $1,398 was recorded at June 30, 2010 and December 31, 2009, respectively.

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with the acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or periodic impairment. The unit-of-production method was utilized to amortize the Company’s cost of its oil and gas properties subsequent to their initial impairment and until such time that the properties were fully impaired.

During the current quarter, the Company impaired the remaining book value of its oil and gas property. This change estimate of the useful life of the asset reduced the value by $22,655 at the time of impairment. The oil and gas interest was determined to be impaired based on a comparison of the carrying amount to future discounted cash flow expected to be generated by the asset.

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

At December 31, 2009, the Company has a net operating loss carry forward of approximately $648,350 that expires if unused from 2027 through 2029, and a deferred tax asset of approximately $243,170. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties during the periods presented.

Note 3: Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2010 through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the declining price per barrel of crude oil, global economic and political conditions, global productive capacity, customer inventory levels, changes in costs of drilling and producing crude oil and natural gas, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).  Oil and gas operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

References made in this Item 2.

References made to the “Well” in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to an oil well known as the Eastland #1, in which we own a 25% working interest (18¾% net revenue interest) and which is located on our 440 acre oil and gas prospect in Howard County, Texas, therein referred to as the “Prospect”.

Liquidity and Capital Resources

At June 30, 2010, the Company had total assets of $960,830 and current liabilities of $617. The Company’s current assets are comprised of $948,284 in cash held in checking and savings accounts in one financial institution, which represent 99% of our total assets. Since our year end of December 31, 2009, our cash and total assets have decreased by $45,576 and $71,764, respectively, and our total liabilities have decreased by $20,390.

During the quarter ended June 30, 2010 our gross revenue from oil and gas operations was $1,258 compared to $5,197 for the quarter ended March 31, 2010, representing a decrease of $3,939 or 76%. Production costs (before depreciation, depletion and amortization) during the same periods were $1,429 and $1,824, respectively, representing a decrease of $395 or 22%. We had no revenue from oil and gas operations during the six months ended June 30, 2009.

During the six months ended June 30, 2010 our gross revenue from oil and gas operations was $6,455 and results from oil and gas operations were $1,739. We had no revenue from oil and gas operations during the six months ended June 30, 2009. During the six months ended June 30, 2010 our cash and cash equivalents decreased by $45,576, which were used by operating activities. During the six months ended June 30, 2009, our cash and cash equivalents increased by $1,054,776. The increase was primarily a result of disposing of our available for sale investments of $1,263,924 and using a total of $209,030 in cash flows for the acquisition of oil and gas interests and $118 for operating activities.

We continue to hold the Prospect acquired during the quarter ended June 30, 2009; however, during the quarter ended June 30, 2010 we fully impaired this Prospect. We had previously impaired the Prospect during the quarters ended September 30 ($241,860) and December 31, 2009 ($28,402) and during the quarter ended June 30, 2010 the remaining balance of $22,655 was impaired. We anticipate that the Well will continue to produce oil; however, we anticipate that the net results of such production will be at a break-even level. We presently have no intention to further explore the Prospect.

In the future we intend to pursue the acquisition of one or more oil and gas leasehold interests that either have existing production or that have proved reserves of oil and gas substantiated by an engineer’s report. In this pursuit, we may acquire an entity owning such properties rather than a leasehold interest itself. The acquisition of producing oil and gas properties or properties that contain reserves supported by an engineer’s report, may in all likelihood require substantially greater capital than we have available. As a result, we may attempt to raise additional capital through the sale of our common stock or we may utilize shares of our common stock to acquire an interest in a leasehold prospect or to acquire an entity owning oil and gas properties.

Given current economic conditions we may not be successful in the sale of our common stock. The sale of our common stock may require that we register those shares with the United States Securities and Exchange Commission. If we determine that the sale of our common stock is necessary to obtain additional capital and that the shares being sold will require registration, this process could require several months before such registration is effective. There is no assurance that such a registration will become effective or that if it does become effective, that we will be able to sell shares of our common stock at a favorable price. No decisions have been made by the Company regarding these matters.

At the present time the board of directors has determined that management should pursue the acquisition of one or more oil and gas leasehold interests that either have existing production or that have proved reserves of oil and gas substantiated by an engineer’s report. No additional directives have been given and management does not have any capital raising activities contemplated or any oil and gas properties that it is considering for acquisition. Furthermore, no assurance can be given that we would be successful in either of these activities.

Results of Operations

During the three months ended June 30, 2010, compared to the three months ended March 31, 2010, we realized a substantial decrease in oil production from the Well. Oil production peaked during the month of February, 2010, when we produced 33 bbl. of oil per month; however, our estimated oil production for the month of June, 2010, is 9 bbl. Even though oil production from the Well varies from month to month, during the six months ended June 30, 2010, the variance from the highest month to the lowest month represented a decrease of 73%.

In addition to the decrease in production, we also experienced a decrease in the price at which we sold our oil production. During the three months ended March 31, 2010 we sold oil at an average price of $74.88 per bbl. and during the three months ended June 30, 2010 the average price was $71.85 per bbl. Thus, the price at which we sold our oil production decreased by $3.03 per bbl. or 4%.

We have evaluated the results of the Well since drilling commenced during the quarter ended June 30, 2009 and since production commenced during the quarter ended December 31, 2009. As a result of this evaluation, we impaired the Prospect in the amount of $241,860 during the quarter ended September 30, 2009 and $28,402 during the quarter ended December 31, 2009. Based on the substantial rate of decline in oil production as previously explained, the decrease in the price per bbl. of oil at which we sell our oil, and our intent to not further develop the Prospect in the foreseeable future, we have fully impaired the Prospect. Thus, during the quarter ended June 30, 2010, a loss on impairment of oil and gas properties in the amount of $22,655 was recognized and no additional depreciation, depletion, or amortization was recognized.

Future revenue from oil production will be recognized as will the associated production costs; however, no depreciation, depletion or amortization will be recognized inasmuch as the Prospect has been fully impaired. We anticipate that future revenue will be minimal and the results of our oil and gas operations will reflect a loss. This situation may change in the future based on our ability to acquire additional oil and gas properties and to the extent that such properties are producing oil and/or gas resulting in its revenue being greater than the cost of such production. No assurance of our ability to acquire such properties or the likelihood that we will acquire such properties can be given.

During the three months ended June 30, 2010, our general and administrative expenses were $10,250 compared to $16,412 for the three months ended June 30, 2009, and represented a decrease of $6,162 or 38%. This decrease came primarily from a decrease in our legal and accounting fees of $7,621 and a decrease in other expenses of $2,105; however, our management and director fees increased by $3,750. For the six months ended June 30, 2010, general and administrative expenses were $31,854 compared to $30,643 for the six months ended June 30, 2009, representing an increase of $1,211 or 4%. We anticipate that our general and administrative expenses in future may increase as a result of our attempt to find additional oil and gas properties.

Our dividend and interest income decreased from $15,312 to $1,047 for the three months ended June 30, 2009 and 2010, respectively. The $15,312 was the result of liquidating the balance of our available-for-sale-securities into cash and cash equivalent instruments. The $1,047 represents interest earned on cash deposits of $930,000 at June 30, 2010 in a saving account.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarterly period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Description	Location
31.1	Rule 13a-14(a) Certification	Filed Herewith
32.1	Section 1350 Certification	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 10, 2010

/s/ Robert “Steve” Owens

Robert “Steve” Owens

Chief Executive Officer

Chief Financial Office