Form 10-Q
period 2010-09-30
RING ENERGY, INC.
filed 2010-11-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2010

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

Yes      . No  X .

The registrant has one class of common stock of which 3,548,200 shares are outstanding at November 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Index to Financial Statements	Page

Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations (unaudited) – Three and nine months ended September 30, 2010 and 2009, and from inception of the development stage (July 30, 2004) through September 30, 2010	4

Statements of Cash Flows (unaudited) – Nine months ended September 30, 2010 and 2009, and from inception of the development stage (July 30, 2004) through September 30, 2010	5-6

Notes to Financial Statements (unaudited) – September 30, 2010	7-8

Ring Energy, Inc.

(a development stage entity)

Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$938,803	$993,860
Oil production receivable	2,334	5,623
Deposits	1,000	1,000
Prepaid expenses	2,100	1,000
Total Current Assets	944,237	1,001,483

Office Furniture (net)	6,094	6,993

Oil and Gas - property and equipment (net)	-	24,118

Total Assets	$950,331	$1,032,594

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$15	$7,520
Oil and gas drilling and operating costs payable	784	13,487
Total Current Liabilities	799	21,007
Total Liabilities	799	21,007

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(725,757)	(663,702)
Total Stockholders' Equity	949,532	1,011,587

Total Liabilities and Stockholders' Equity	$950,331	$1,032,594

The accompanying notes are an integral part of these unaudited financial statements.

Ring Energy, Inc.

(a development stage entity)

Statements of Operations

(unaudited)

					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Nine Months Ended		2004) through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue from oil and gas properties	$1,814	$-	$8,269	$-	$14,120
Production costs	(3,418)	-	(6,671)	-	(12,894)
Depreciation, depletion, amortization	-	-	(1,463)	-	(3,125)
Results from oil and gas operations	(1,604)	-	135	-	(1,899)

General and Administrative Expenses:
Accounting and legal	2,321	3,794	17,233	23,347	151,199
Advertising and promotion	-	-	-	-	49,614
Consulting	-	-	-	-	120,000
Management and director fees	3,750	3,000	11,250	3,000	43,650
Transfer agent and filing	120	1,050	1,550	2,399	26,584
Rent	3,300	3,000	9,400	9,000	27,900
Depreciation	299	300	899	899	2,298
Other	225	404	1,537	3,546	39,582
Total General and Administrative Expenses	10,015	11,548	41,869	42,191	460,827
Loss From Operations	(11,619)	(11,548)	(41,734)	(42,191)	(462,726)

Other Income and (Expense):
Dividend and interest Income	938	1,997	2,334	21,304	35,107
Interest expense	-	-	-	-	(5,221)
Loss on impairment of oil and gas properties	-	(241,860)	(22,655)	(241,860)	(292,917)
Total Other Income and (Expense)	938	(239,863)	(20,321)	(220,556)	(263,031)

Loss Before Income Taxes	(10,681)	(251,411)	(62,055)	(262,747)	(725,757)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$(10,681)	$(251,411)	$(62,055)	$(262,747)	$(725,757)

Net loss per common share, basic and diluted	$(0.00)	$(0.07)	$(0.02)	$(0.07)
Weighted average number of common
shares outstanding	3,548,200	3,541,217	3,548,200	3,541,217

The accompanying notes are an integral part of these unaudited financial statements.

Ring Energy, Inc.

(a development stage entity)

Statements of Cash Flows

(unaudited)

			Inception of
			Development
			Stage (July 30,
	For the Nine Months Ended		2004) through
	September 30,		September 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(62,055)	$(262,747)	$(725,757)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion, and amortization	2,361	899	3,761
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Other comprehensive income (loss)	-	386	-
Loss on impairment	22,655	241,860	292,917
Changes in working capital balances
related to operations:
(Increase) decrease in oil production receivable	3,289	-	(2,334)
(Increase) decrease in prepaid expense	(1,100)	594	(2,100)
(Increase) decrease in deposits	-	(1,884)	(1,000)
Increase (decrease) in accounts payable and
accrued liabilities	(7,505)	(8,723)	15
Increase (decrease) in operating costs payable	(12,702)	27,613	784
Net Cash Flows Provided (Used) by Operating Activities	(55,057)	(2,002)	(418,576)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	-	1,258,614	-
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	(267,640)	(294,380)
Net Cash Flows Provided (Used) by Investing Activities	-	990,974	(310,689)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(55,057)	988,972	938,803
Cash and cash equivalents at beginning of period	993,860	61,943	-
Cash and Cash Equivalents at End of Period	$938,803	$1,050,915	$938,803

The accompanying notes are an integral part of these unaudited financial statements.

Ring Energy, Inc.

(a development stage entity)

Statements of Cash Flows (continued)

(unaudited)

			Inception of
			Development
			Stage (July 30,
	For the Nine Months Ended		2004) through
	September 30,		September 30,
	2010	2009	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these unaudited financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

September 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Development Stage Entity – The Company is considered a development stage entity because its principal operations are minimal and have not produced any significant revenue. Total production expenses, including depreciation, depletion and amortization, have exceeded gross revenue from oil production and the Company has determined that further development of its current leasehold interest is unlikely. Consequently, the Company has impaired all capitalized costs of its oil and gas assets not previously expensed through depreciation, depletion or amortization. The Company is seeking to acquire additional oil and gas properties and has $938,803 of cash and cash equivalents available for that purpose.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a 25% working interest (18¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas. The Company has completed one well on this property which is yielding minimal amounts of oil production and has determined that further development of this leasehold interest is unlikely. The Company is pursuing the acquisition of additional oil and gas properties.

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

Fair Value Accounting – The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, oil production receivable, deposits, prepaid expenses, and current liabilities approximate fair value due to their short-term maturities. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. All cash deposits are held in one financial institution with amounts exceeding $250,000 not being federally insured.

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $2,298 and $1,398 was recorded at September 30, 2010 and December 31, 2009, respectively.

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with the acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or periodic impairment. The unit-of-production method is utilized to amortize the Company’s cost of its oil and gas properties during such time that the oil and gas properties are economically productive. The Company initially impaired its cost in its only well at September 30, 2009 in the amount of $241,860 and an additional impairment of $28,402 was recognized during the three months ended December 31, 2009. After production commenced and through June 30, 2010, $3,125 was amortized using the unit-of-production method. At June 30, 2010, it was determined that the well would be minimally productive and the balance of the Company’s cost in the well of $22,655 was impaired. Through September 30, 2010 the Company has recognized a net loss from its oil and gas operations of $1,899.

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

At December 31, 2009, the Company had a net operating loss carry forward of approximately $648,350 that expires if unused from 2027 through 2029, and a deferred tax asset of approximately $243,170. No tax benefit has been reported in the financial statements because the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties during the periods presented.

Note 3: Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2010 through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the fluctuation in the price per barrel of crude oil, global economic and political conditions, global production of oil, customer inventory levels, changes in costs of drilling and producing crude oil and natural gas, and operating interruptions (including, but not limited to, labor disputes, oil and gas line leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).  Oil and gas operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements regardless of whether such results from new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

References made in this Item 2.

References made to the “well” in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to an oil well known as the Eastland #1, in which we own a 25% working interest (18¾% net revenue interest) and which is located on a 440 acre oil and gas prospect in Howard County, Texas, therein referred to as the “Prospect”.

Liquidity and Capital Resources

At September 30, 2010, the Company had total assets of $950,331 and current liabilities of $799. The Company’s current assets are comprised of $938,803 in cash held in checking and savings accounts in one financial institution, which represent 99% of our total assets. During the nine months ended September 30, 2010, our cash and cash equivalents have decreased by $55,057 and our total assets have decreased by $82,263. Our total liabilities have also decreased by $20,208.

During the three months ended September 30, 2010 our revenue sources consisted of production payments from oil and gas operations. Gross revenue from oil and gas operations resulted in $1,814 and $8,269 for the three and nine months ended September 30, 2010, respectively. Net revenue from oil and gas operations resulted in a loss of $1,604 and income of $135 for the three and nine months ended September 30, 2010, respectively. We had no revenue from oil and gas operations during the comparative periods ended September 30, 2009. We do not consider the Prospect as a source of liquidity in the future and doubt that it will be a capital resource for us. Consequently, we have impaired the Prospect for a total of $292,917 commencing with the three months ended September 30, 2009.

To the extent we maintain our cash position, we will continue to realize minimal amounts of revenue from dividends and interest income. However, as we seek to acquire additional oil and gas properties, our cash position will decrease with a consequential decrease in dividend and interest income.

In the future we intend to pursue the acquisition of one or more oil and gas leasehold interests that either have existing production or that have proved reserves of oil and gas substantiated by an engineer’s report. In this pursuit, we may acquire an entity owning such oil and gas properties rather than an interest in a leasehold prospect. The acquisition of producing oil and gas properties or properties that contain reserves supported by an engineer’s report, may in all likelihood require substantially greater capital than we currently have available. Furthermore, our relatively small cash position may result in our acquisition of an oil and gas property that does not produce as favorable of a return on capital invested as if we had a larger cash position. Obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock. Either one of these later activities may require that we retain a licensed underwriter to undertake the sale of such securities. The utilization of an underwriter will generally require that we pay a commission in cash and/or through the issuance of warrants to purchase shares of our common stock in the future. In addition, we may also utilize shares of our common stock to acquire an interest in a leasehold prospect or to acquire an entity owning oil and gas properties.

Current economic conditions may make it difficult if not impossible for us to undertake the sale of our common stock. Even though our common stock is quoted on the OTC Bulletin Board, transactions in our common stock have been infrequent. Consequently, it may be difficult to agree on a value for the shares of our common stock with a potential purchaser. Furthermore, the sale of our common stock may require that we register those shares with the United States Securities and Exchange Commission. If we determine that the sale of our common stock is necessary to obtain additional capital and that the shares being sold will require registration, this process could require several months before such a registration becomes effective. There is no assurance that such a registration will become effective or that if it does become effective, that we will be able to sell shares of our common stock at a price consistent with past transactions or at any price. No decisions have been made by the Company regarding these matters.

During the past three months we have made inquiries regarding the acquisition of an interest in one or more oil and gas properties; however, we have not undertaken any acquisition activities. Mr. Steve Owens, our chief executive and financial officer, has sought the assistance of outside consultants and others in this search. It may be necessary for us to retain such individuals in our endeavors to locate a desirable oil and gas property. The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and/or may impact our future cash flow based on the arrangement we are able to negotiate. At the present time we have not negotiated the terms of any consulting agreement with anyone. We may not be able to negotiate a consulting agreement with anyone given our relatively small cash position compared to other companies in the oil and gas industry.

The process of acquiring one or more oil and gas properties will impact our financial position and reduce our cash position. The types of costs that we may incur include travel cost relating to meeting with individuals instrumental in our acquisition of one or more oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with such acquisition including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties. Even though we may incur such cost, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

Results of Operations

During the three months ended September 30, 2010, revenue from the sale of oil from our well increased when compared to the three month period ended June 30, 2010 ($1,814 compared to $1,258); however, net revenue after production costs resulted in a greater loss ($1,604 compared to $171). We had no sales from oil from our well during the comparative period of the prior year.

General and administrative costs decrease by $1,533 ($10,015 compared to $11,548) or 13% for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009. For the nine month period ended September 30, 2010 we experienced a slight decrease in general and administrative expenses when compared to the nine months ended September 30, 2009 ($41,869 compared to $42,191) of $322 or 1%.

Significant changes between both the three months ended September 30, 2010 and the nine months ended September 30, 2010 when compared with the comparable period of the prior year resulted from the impairment of our oil and gas properties. Inasmuch as the Prospect has been totally impaired, no future impairment expense will be realized by the Company.

We believe that the results from operation experienced during the three months ended September 30, 2010 will be indicative of anticipated future results, except for such costs as we may incur in the search for additional oil and gas properties as explained in the Liquidity and Capital Resources section of this Item 2.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarterly period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Part II – OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number	Description	Location
31.1	Rule 13a-14(a) Certification	Filed Herewith
32.1	Section 1350 Certification	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: November 9, 2010

/s/ Robert “Steve” Owens

Robert “Steve” Owens

Chief Executive Officer

Chief Financial Office