Form 10-K
period 2010-12-31
RING ENERGY, INC.
filed 2011-03-31
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53920

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

18 ½ East State Street, Suite 202, Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (909) 489-9438

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

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $12,200,860.

The number of shares outstanding of the registrant’s common stock on March 18, 2011, was 3,548,200.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

Page

PART I

5

ITEM 1.  BUSINESS

5

ITEM 1A.  RISK FACTORS

7

ITEM  1B. UNRESOLVED STAFF COMMENTS

8

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  [Removed and Reserved]

8

PART II

8

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

9

ITEM 7A.  QUANTITATIVE ND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

12

ITEM 9A(T).  CONTROLS AND PROCEDURES

12

ITEM 9B. OTHER INFORMATION

12

PART III

13

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

13

ITEM 11.  EXECUTIVE COMPENSATION

15

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

16

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

16

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

PART IV

17

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

17

SIGNATURES

18

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

PART I

ITEM 1.  BUSINESS

Change in Fiscal Year

On December 28, 2009, we changed our year end from September 30 to December 31 to align our fiscal year end with other companies within our industry.  This Form 10-K report is the first full year report that we have filed since our Form 10-K transition report for the period from October 1, 2009, through December 31, 2009.

General Development of Business

We were organized pursuant to the laws of the state of Nevada in 2004. Since that time we have been involved in various natural resource ventures, and since March 2008 we have been exclusively engaged in the search for one or more oil and gas leases in which we could acquire a working interest for the purpose of developing such leases and the marketing of crude oil and natural gas derived there from. During 2008 we issued 500,000 shares of our common stock for gross proceeds of $1,500,000, which has provided our operating capital since that time. Subsequently, we made our initial acquisition of oil and gas leases in May 2009, when we acquired an oil and gas drilling prospect consisting of a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, known as the Anderson Prospect (“Prospect”).

We acquired our interest in the Prospect from Big Star Oil & Gas, LLC (“operator”), who is also the independent operator of the Prospect. As part of this acquisition, we agreed to drill an initial well, which is known as the Eastland #1 (the “Well”). The intended total depth the Well was to the Pennsylvania Reef formation at approximately 7,800 feet; however, this zone was determined to be non-commercial. We subsequently completed the Well in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009. Our total costs to acquire the Prospect and drill and complete the Well were $296,042.  We have determined that the Well is not commercial and have therefore impaired the Prospect for its total cost.

In January 2011 we elected not to participate with the operator in a recompletion of the Well. As a result of this election, we will be receiving a production payment upon the sale of our proportionate share of oil in the tanks at the time of this election. At the present time we are not able to reasonably estimate the amount of revenue that we should be receiving; however, we do not anticipate receiving any material amounts of revenue and we will record this revenue upon receipt. A consequence of our election not to participate is that portions, if not all, of our interest in the Prospect may be lost. Inasmuch as we have impaired the Prospect to its fullest extent, the loss of our interest in the Prospect will not have an adverse effect on our financial position and future results of operations. Furthermore, if the operator were to locate additional oil or gas reserves as a result of its activities on the Prospect, we may not benefit from those activities.

We have made inquiries regarding the acquisition of an interest in one or more oil and gas properties; however, we have not undertaken any acquisition activities. We have also sought the assistance of outside consultants and others in this search and have entered into preliminary discussions with such individuals; however, no definitive agreements or arrangements have been reached. The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position depending on the arrangement we are able to negotiate. We are not able to estimate the amount of these costs or the terms of any arrangements that we may be entering into.

The types of costs that we may incur include travel relating to meeting with individuals instrumental in our acquisition of one or more oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with such acquisition (including title reports and negotiation fees) and accounting fees relative to obtaining historical information regarding the production of oil and gas on such properties. Even though we may incur such cost, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

We have no other business activities other than those described above. At the end of March, 2011, we had approximately $900,000 in cash with which to maintain ongoing operations and to engage in further oil and gas activities. Our lack of cash may require that we engage in debt or equity financing, or that we utilize debt or shares of our common stock (or any combination thereof) to acquire one or more oil and/or gas interests. To the extent possible, we are partial to the acquisition of producing and/or developmental properties rather than exploratory properties.

We anticipate acquiring additional oil and gas properties in the future; however, we have not entered into any substantial negotiations. We will not limit our evaluation to any one state. We presently have no intention to evaluate off-shore properties or properties located outside of the United State of America.

Major customers

At the present time, the Company has no major customer.

Financial information about industry segments

All of our business operations have been conducted in the United States of America. We are not engaged nor do we plan to be engaged in any business activities other than the oil and gas business. We do not anticipate engaging in the transportation of oil and gas products through pipelines or otherwise, and we do not anticipate engaging in the storing or refining of oil and gas products.

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

We have relied on the operator to report to the appropriate governmental authorities with respect to the various rules and regulation. We have not conducted an independent review of their compliance procedures. We are presently not engaged in the transportation of oil and natural gas which are regulated by several federal and state agencies.

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

We are not the operator of the Well; however, the laws and regulations require that the operator be in compliance with environmental rules and regulations.  We are not aware of any non-compliance with environmental rules and regulations as a result of the operator’s activities. We have expended such capital as the operator believed necessary for compliance with environmental matters.

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

In recent months, the oil and natural gas industry has experienced both fluctuations in the price of oil and gas and a general increase in the price of oil. These events are largely due to the occurrence of worldwide man made as well and natural events. Not all of these events are directly related to the oil and gas industry. Nevertheless, their occurrence has affected an increase in the price of oil and as a consequence, an increase in the cost to acquire oil properties. A resultant effect has been an increase in the period required to potentially obtain a return on invested capital. As these events have unfolded, we have not been able to reap any benefits from the increased oil prices and in general these factors have worked against us in attempting to acquire oil and/or gas properties at what we considered to be reasonably priced.

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

Seasonality of our products

Even though adverse weather conditions may have an effect on the operations of our present business, in general the production of oil and gas and our search for additional oil and gas properties will continue throughout the year.

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

Corporate offices and employees

We maintain our sole office at 18 ½ East State St., Suite 202, Redlands, California, where we lease approximately 600 gross square feet of space on a month-to-month net lease at $1,100 per month. Our president, Mr. Steve Owens, utilizes this office for our business operations on a part-time basis. We have no employees or staff. Our board of directors provides services to our company on an as needed basis and utilizes their own resources for such purposes. We may change these arrangements in the future.

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

ITEM 2.  PROPERTIES

We maintain an office at 18 ½ East State Street, Suite 202, Redlands, California, where we lease approximately 600 gross square feet of space on a month-to-month net lease at $1,100 per month. We also maintain minimal office furniture and equipment at such location valued less than $10,000.

We hold a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, on which we drilled a single well.  We have elected not to participate in the recompletion of the Well and we may not be entitled to receive future revenue from the Well or from the Prospect. Consequently, the potential volume of recoverable oil that this well could produce has not been determined in any reserve classification.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the trading symbol “RNGE”. We have only one class of common stock and we have no shares of preferred stock authorized for issuance. The table below sets forth for the period indicated the quarterly high and low bid prices of our common stock, based on information provided to us by the OTC Bulletin Board. According to this same source, any shares traded during the year ended December 31, 2010 were at the same high/low price.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Furthermore, transactions in our common stock are extremely limited and the bid prices provided below may not be indicative of prices if the company’s common stock were trading in an established public trading market.

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2010	First	$4.00	$4.00
	Second	$4.00	$4.00
	Third	$4.00	$4.00
	Fourth	$4.00	$4.00

FISCAL YEAR ENDED
DECEMBER 31, 2009	Fourth	$4.00	$2.90

Holders, dividends and other information

We have 75,000,000 shares of common stock authorized, of which 3,548,200 shares are issued and outstanding to approximately 82 shareholders of record on March 14, 2011.  Shareholders of record are determined from the records of our transfer agent and do not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operation is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

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

We implemented FASB ASC 855-10-50 with respect to subsequent events commencing with the year ended September 30, 2009. This standard establishes general standards of accounting for and disclosures of events that occurred after the balance sheet date but before the financial statements were issued. As a result, $241,860 of costs incurred through September 30, 2009 and $28,402 of costs incurred during the subsequent quarter were both expensed as an impairment loss in the year ended September 30, 2009. At December 31, 2009, we estimated that our unimpaired investment in the Well was $25,780, which amount we began to amortize on a unit of production method through the quarter ended March 31, 2010.  We then determined that the potential volume of recoverable oil may not be economically producible during the quarter ended June 30, 2010 and had impaired all remaining costs at that time. During January 2011 we elected not to participate in the reworking of the well and therefore may have lost a portion, if not all, of our interest in the Prospect. Inasmuch as we have impaired the Prospect to its fullest extent, the loss of our interest in the Prospect will not have an adverse effect on our financial position and future results of operations. Furthermore, if the operator were to locate additional oil or gas reserves as a result of its activities on the Prospect, we may not benefit from those activities and have therefore not included any reserve information in any classification.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and all components of total current assets and current liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items. During the year ended September 30, 2009, we held available-for-sale securities that resulted in the recognition of comprehensive income as a result of these securities having been reflected at their fair value at the commencement of that year. We utilized Level 1 inputs to determine fair value. We currently do not hold any available-for-sale securities and do not intent to acquire such. All cash deposits are held in one financial institution in amounts over $250,000 and are not federally insured.

Liquidity and Capital Resources – December 31, 2010 and 2009

For purposes of this discussion, the year end balances at December 31, 2010 shall be referred to as “2010-December; the balances at  December 31, 2009 shall be referred to as “2009-December”.

Our total assets decreased to $939,797 from $1,032,594 or by $92,797, between 2010-December and 2009-December, which amount represents a 9% decrease in our total assets. During this time period we also decreased our total liabilities by $14,378 or 68%.

At 2010-December, $931,103 of our total assets or 99% of our total assets were comprised of cash and cash equivalents. Our working capital at 2010-December of $927,374 is also comprised primarily of cash and cash equivalents (99%). Even though our cash position has decreased by $62,757 between 2010-December and 2009-December, we also decreased our liabilities by $14,378. We intend to keep the remaining portion of our current assets in cash or cash equivalents in order to avail ourselves of opportunities to acquire additional oil and gas investments. In the process of identifying potential oil and gas properties for acquisition, we will incur cost for geological evaluations and legal fees to determine if the property holds potential for profitable development and what our ownership interest might be. Even though we cannot estimate what those cost amounts might be, we expect them to be substantial in light of our current assets. In January 2011 we elected not to participate with the operator in a recompletion of the Well. As a result of this election, we will be receiving a production payment upon the sale of our proportionate share of oil in the tanks at the time of this election. At the present time we are not able to reasonably estimate the amount of revenue that we should be receiving; however, we do not anticipate this amount to be substantial and it will represent our only revenue source in the foreseeable future.

We believe that the cash we now have available may be insufficient to pursue the acquisition of producing oil and gas properties that hold potential for further development. Consequently, we may attempt to raise additional capital in the future through the sale of shares of our common stock. The sale of our common stock may require that we retain the services of a broker/dealer who will in all likelihood retain a portion of the proceeds of such sale as a commission. We may also issue shares or our common stock or warrants to purchase shares of our common stock as an incentive to such broker/dealer. The sale of our common stock along with the commissions that we may pay in that regard will dilute the percentage ownership that our current stockholders have in our company. We have entered into no such arrangements at the time this report is issued.

In order to raise the required capital, we may request that other individuals serve as either members of our board of directors or as officers of our company or both.  Such individuals may require that we pay them a bonus at the time they are hired and/or that we issue stock options/warrants to purchase shares of our common stock. All of these actions will have a dilutive effect on the ownership interest of our common stockholders. The valuations of stock options and warrants and their terms of exercise will have a negative effect on the earning/loss from operations that we will experience in the future. We are not able to estimate or determine what those effects on our income/loss will be until such time as these financial instruments are issued. At the present time we have no definitive agreements with anyone with regard to any matters discussed in this section of our report.

Furthermore, we may issue shares of our common stock as partial or full consideration of oil and gas properties that we may acquire. Such stock issuances will have a dilutive effect on the ownership interest of our present stockholders in our Company. We have experienced insignificant transactions with respect to the trading of our common stock in the over-the-counter marketplace and consequently, it may be difficult to arrive at a meaningful price per share for our common stock. The value placed on our common stock in any transaction may not be indicative or the price paid by purchasers of our common stock in the over-the-counter market. The effects of the issuance of our common stock will more than likely result in an initial decrease in the net asset value of our common stock. Nevertheless, we believe that any such transactions will over time have a favorable effect on our company’s valuation, both in terms of net asset value and acceptance in the market place. We can provide no assurance that such an outcome will occur. We have no definitive agreement with anyone with respect to the purchase of any oil or gas properties. We have no intended prospect that we are considering and there is no assurance that we will be able to locate any future prospects. In addition, there is no assurance that any capital raising activities will be successful.

Results of Operations – Fiscal Periods ended December 31, 2010 and 2009

For purposes of this discussion, results of operations for the 12 month period ended December 31, 2010 shall be referred to as “2010 Year End”, the results of operations for the 3 month period ended December 31, 2009 shall be referred to as “2009 Transition period”, and the 12 month period ended September 30, 2009 shall be referred to “2009 Year End”.

We received production from our well during the 2010 Year End and also during the 2009 Transition Period in the amounts of $8,269 and $5,851, respectively. Production costs during those same periods slightly exceeded oil sales with production costs being in amounts of $9 892 and $7,885, respectively. The intended total depth the Well was to the Pennsylvania Reef formation at approximately 7,800 feet; however, this zone was determined to be non-commercial. We subsequently completed the Well in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009. Our total costs to acquire the Prospect and drill and complete the Well in this shallower zone were $296,042. Even though initial production from the well appeared to be promising and we were hopeful of obtaining a commercially productive well, by the end of the first quarter of the 2010 Year End we determined that the balance of our well costs should be impaired.

We have sustained a loss from operations in each of our periods of operation. During the 2010 Year End, our loss from operations was in the amount of $58,972. During the 2009 Transition period our loss from operations amounted to $20,737 and for the 2009 Year End our loss amounted to $122,997. In each of these periods, the costs that loom the largest are accounting and legal fees of $19,779, $9,403, and $46,078, respectively. We currently sustain fixed costs of $1,250 per month for director fees ($1,000 being paid to Mr. Nestripke and $250 being paid to Mr. Owens) and $1,100 for a month-by-months lease. We anticipate that quarterly review fees of our financial statements by our auditing firm and the legal review of our filings with the SEC will continue into the future. We estimate those costs at approximately $5,000 per quarter.

We anticipate increased general and administrative costs in the upcoming quarters as a result of our search to acquired profitable oil and gas properties. To the extent that we hire, either as an employee of the company or as a consultant, an individual to assist us in the search for productive oil and gas properties, such cost would be a substantial increase over the amounts currently being paid to our directors. We have entered into preliminary discussions with a few individuals regarding their service to the company in some capacity; however, we have not been able to conclude our discussion and reach any type of agreement at this time.

We believe that it is inevitable that the capitalization of our company will change at some time during the year ended December 31, 2011. The realistic expectation that we could obtain a leasehold interest in an oil or gas producing property without additional financing is highly unlikely. During the 2010 Year End, the loss per share was $0.02, compared to a loss per share of $0.01 for the 2009 Transition Period and a loss of $0.09 for the 2009 Year End. To the extent that we are able to obtain debt financing, our earnings/loss per share will not be affected. However, the issuance of equity financial instruments will require that we have larger amount of net income applicable to common stockholders in or to achieve larger earnings per share.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the any period presented in our financial statements. We did not have any off-balance sheet arrangements at December 31, 2010 and have not entered into any off-balance sheet arrangements since that date.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of our year ended December 31, 2010.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment of the effectiveness of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the  quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)	Director Since
Robert “Steve” Owens	68	Director, President, CFO	2008
Robert Morley	65	Director	2008
Michael Harland	64	Director	2008
Denny W. Nestripke	64	Chairman	2009

Robert “Steve” Owens has served on a part-time basis as our President, Secretary and Treasurer since March, 2008. In these capacities he also serves as our Chief Executive Officer and Chief Financial Officer. Mr. Owens has been retired from full-time employment since 2000, but still manages his own investments which may include various oil and gas investments or development activities. Mr. Owens has committed to follow our code of ethics which includes observing any conflict of interest or corporate opportunity guidelines. Prior to his retirement, Mr. Owens was president Tri-Petroleum, a privately held oil and gas development company, from 1985 to 1997. Mr. Owens continues to be active and knowledgeable with respect to oil field activities, in particularly in the Oklahoma and Texas regions. We believe that the individuals with whom he associates will provide a broad source of information regarding potential acquisitions of oil and gas properties for the Company.

Robert Morley has served as a director since March 2008 and as a member of the audit committee since April 2009. Since 1993 Mr. Morley has been president and director for Petro Consultants, Inc., an advisory company for capital formation to start-up oil and gas development companies, including securities listings and marketing. Mr. Morley’s background in capital formation will assist us as we strive to acquire new oil and gas properties and to potentially raise capital for such property acquisition. Mr. Morley has committed to follow our code of ethics which includes observing any conflict of interest or corporate opportunity guidelines. Mr. Morley graduated from California State University at Chico in 1969.

Michael Harland has served as a director March, 2008. Since 1985 Mr. Harland has served as a senior investment associate for Casey Development, Inc., a privately held real estate development and brokerage entity located in San Diego, California. Mr. Harland has not been appointed to serve on any Company committees and does not perform any other functions for the Company. In this capacity Mr. Harland will be able to provide an objective viewpoint on matters requiring Board of Director approval.

Denny W. Nestripke has served as the Chairman of the Board of Directors and as the Audit Committee Financial Expert since August 2009 and prior to that time served as a consultant to the company commencing in March 2009. Since 2004 Mr. Nestripke has been a self-employed certified public accountant. In addition, from 2006 through 2010, he was employed part-time by Alpine Securities Corporation, where he held supervisory positions for a short period of time. He is currently not registered with any FINRA firm. Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science degree in family ecology in 2005 from the same institution. We believe that Mr. Nestripke’s background and knowledge of accounting will continue to assist us in the proper recording of financial data and in the presentation of that data in financial statements that we provide to stockholders and others interested in our Company.

Other than Mr. Nestripke who currently holds a directorship in Millstream Ventures, Inc. and Evetsco, Inc. and who held a directorship in Merilus, Inc. from October 20, 2005 to May 7, 2006, none of our directors currently holds or has held any directorships with any companies having a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, during the past 5 years. None of our directors has been involved in any legal proceedings during the past ten years; including a petition filed under Federal bankruptcy laws or any state insolvency law, any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization. Furthermore, none of our directors has been convicted of or have pending any criminal proceedings (excluding traffic violations and other minor offenses).

Code of ethics

We have adopted a code of ethics for our chief executive officer and chief financial officer and any director engaged in a business that may potentially conflict with our business operations. This code of ethics was filed as Exhibit 14 to our Form 10-K for the year ended September 30, 2009.

Corporate governance

We do not have a nominating committee or committee performing similar functions and we do not have a policy for the qualification, identification, evaluation or consideration of director candidates. Directors are selected solely by our current Board of Directors. We have not received any nominees recommended by our stockholders for positions on our Board of Directors. During the year ended December 31, 2010, there were no material changes to the procedures by which security holders could recommend nominees to our Board of Directors

We do not have a compensation committee nor have we hired anyone to recommend the amounts of compensation that should be paid to any director or officer. Our current Board of Directors has determined that if a formal meeting of the Board of Directors is held that directors shall receive $350 for each half-day session and $500 for each full-day session. However, no compensation shall be paid for telephonic or other type of meetings. Since October 1, 2008 the Board of Directors has not held any formal meetings.

Two of our directors are currently receiving director’s fees. Mr. Nestripke, who serves as Chairman of the Board of Directors, receives a fixed fee of $1,000 per month and Mr. Owens receives a fixed fee of $250 per month. These amounts have been determined by our Board of Directors.

Since three of the four members of our Board of Directors assumed their positions in March 2008, we have not held an annual meeting of stockholders. At present, we have no intention of holding an annual meeting.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Robert “Steve” Owens is the sole person who served as an executive officer during the year ended December 31, 2010.  The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to Mr. Owens for all services rendered in all capacities to our company for the years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	All Other Compensation	Total
Robert “Steve” Owens, CEO	2010	$3,000	$3,000
	2009	$0	$0

We do not have an employment agreement with Mr. Owens and the Board of Directors has not adopted any compensation policy for Mr. Owens.  We pay him a director fee of $250 per month beginning in 2010.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2010.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Mr. Owens, for the last fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Total
Robert Morley	0	0
Michael Harland	0	0
Denny W. Nestripke	$12,000 (1)	$12,000

(1) Mr. Nestripke, who serves as Chairman of the Board of Directors, receives a fixed fee of $1,000 per month.

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. We pay to Mr. Owens a fee of $250 per month and to Mr. Nestripke a fee of $1,000 per month. There are no contractual commitments for the payment of these fees. The Board of Directors has not otherwise adopted a compensation policy for directors except for the attendance at formal meetings of the Board of Directors, for which directors shall receive $350 for each half-day session and $500 for each full-day session. However, no compensation shall be paid for telephonic or other type of meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 18, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group.  The address with respect to each of the individuals listed below is c/o Ring Energy, Inc., 18 ½ East State Street, Suite 202, Redlands, California 92373.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Robert “Steve” Owens	50,000	1.41%
Robert Morley	30,000	0.85%
Michael Harland	25,000	0.70%
Denny W. Nestripke	25,500(2)	0.72%
Executive Officers and Directors as a Group (4 Persons)	130,500	3.68%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At March 18, 2011, we had 3,548,200 shares of common stock outstanding.

(2)

Includes 15,000 shares held in an IRA and 500 shares held in a brokerage account.

We are not aware of any arrangements including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change in control or our company.

At December 31, 2010, we had no compensation plans authorized under which we could issue any equity securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008, we entered into a lease arrangement with an entity that is an affiliate of the bother-in-law of Mr. Owens, our President. This lease arrangement was subsequently modified to a month-to-month lease and includes all telephone line charges. Total payments of $12,700, $3,000 and $12,000 were made during the year ended December 31, 2010, the three months ended December 31, 2009 and the year ended September 30, 2009, respectively. Other than this transaction, no other transaction was entered into nor are we proposing to enter into any transaction with a related person in which the amount involved exceeded the lesser of $120,000 or one percent of our average total assets at year end December 31, 2010, at the end of the three months ended December 31, 2009 and at year end September 30, 2009.  Our company does not have any parent company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the year ended December 31, 2010, the three months ended December 31, 2009 and the year ended September 31, 2009 by our independent registered public accounting firm, Haynie & Company were as follows:

	Year Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended September 30, 2009

Audit Fees	$5,250	$7,000	$9,000
Audit Related Fees	$0	$0	$0
Tax Fees	$2,500	$0	$0
All Other Fees	$0	$0	$0

Total Fees	$7,750	$7,000	$9,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting firm	F 1
Balance Sheets, December 31, 2010 and 2009	F 2
Statements of Operations, years ended December 31,2010 and 2009	F 3
Statements of Stockholders’ Equity, from the date of inception through December 31, 2010	F 4-5
Statements of Cash Flows, years ended December 31, 2010 and 2009	F 6-7
Notes to Financial Statements	F 8-10

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	8-A	000-53920	3.1	3/31/10
3.2	Current Bylaws	8-A	000-53920	3.2	3/31/10
10.1	Participation Agreement	8-K	333-140024	10.1	5/20/09
14.1	Code of Ethics	10-K	333-140024	14	12/29/09
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: March 31, 2011

By: /s/Robert “Steve” Owens

Robert “Steve” Owens, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/Robert “Steve” Owens Robert “Steve” Owens	Director, President, Treasurer, and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2011
/s/ Michael Harland Michael Harland	Director	March 31, 2011
/s/ Robert Morley Robert Morley	Director	March 31, 2011
/s/ Denny W. Nestripke Denny W. Nestripke	Chairman	March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RING ENERGY, Inc

We have audited the accompanying balance sheets of RING ENERGY, Inc (a development stage entity) as of December 31, 2010 and 2009, and the related statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010, the three months ended December 31, 2009, the year ended September 30, 2009, and the period from inception (July 30, 2004) to December 31, 2010. RING ENERGY, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RING ENERGY, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, the three months ended December 31, 2009, the year ended September 30, 2009, and the period from inception (July 30, 2004) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Haynie & Company

Littleton, CO

March 31, 2011

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	December 31,
	2010	2009
Assets:
Current Assets:
Cash and cash equivalents	$931,103	$993,860
Oil production receivable	-	5,623
Deposits	1,000	1,000
Prepaid expenses	1,900	1,000
Total Current Assets	934,003	1,001,483

Office Furniture (net)	5,794	6,993

Oil and Gas - property and equipment (net)	-	24,118

Total Assets	$939,797	$1,032,594

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$5,420	$7,520
Oil and gas drilling and operating costs payable	1,209	13,487
Total Current Liabilities	6,629	21,007
Total Liabilities	6,629	21,007

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(742,121)	(663,702)
Total Stockholders' Equity	933,168	1,011,587

Total Liabilities and Stockholders' Equity	$939,797	$1,032,594

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations and Other Comprehensive Loss

				Inception of
		Three		Development
	Year	Months	Year	Stage (July 30,
	Ended	Ended	Ended	2004) through
	December 31,	December 31,	September 30,	December 31,
	2010	2009	2009	2010

Revenue from oil and gas properties	$8,269	$5,851	$-	$14,120
Production costs	(8,429)	(6,223)	-	(14,652)
Depreciation, depletion, amortization	(1,463)	(1,662)	-	(3,125)
Results from oil and gas operations	(1,623)	(2,034)	-	(3,657)

General and Administrative Expenses:
Accounting and legal	(19,779)	(9,403)	(46,078)	(153,745)
Advertising and promotion	-	-	-	(49,614)
Consulting	(5,175)	-	(51,428)	(125,175)
Management and director fees	(15,000)	(3,000)	(3,000)	(47,400)
Transfer agent and filing	(1,770)	(2,365)	(5,452)	(26,804)
Rent	(12,700)	(3,000)	(12,000)	(31,200)
Depreciation	(1,199)	(300)	(1,099)	(2,598)
Other	(1,726)	(271)	(3,940)	(39,771)
Total General Administrative Expenses	(57,349)	(18,339)	(122,997)	(476,307)
Loss From Operations	(58,972)	(20,373)	(122,997)	(479,964)

Other Income and (Expense):
Dividend and interest Income	3,208	834	30,802	35,981
Interest expense	-	-	-	(5,221)
Loss on impairment of oil and gas properties	(22,655)	(28,402)	(241,860)	(292,917)
Total Other Income and (Expense)	(19,447)	(27,568)	(211,058)	(262,157)

Loss Before Income Taxes	(78,419)	(47,941)	(334,055)	(742,121)
Income tax benefit (expense)	-	-	-	-
Net Loss Applicable to Common Stockholders	(78,419)	(47,941)	(334,055)	(742,121)

Other Comprehensive Income:
Unrealized income on available-for-sale securities	-	-	-	-
Net Loss Applicable to Common Stockholders	$(78,419)	$(47,941)	$(334,055)	$(742,121)

Net loss per common share	$(0.02)	$(0.01)	$(0.09)

Average number of common
shares outstanding	3,548,200	3,548,200	3,547,664

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Stockholders' Equity

					Deficit
				Other	Accumulated
				Comprehensive	During the	Total
	Common Stock		Paid-in	Income	Development	Stockholders'
	Shares	Amount	Capital	(Loss)	Stage	Equity
Inception of development
stage, July 30, 2004	-	$-	$-	$-	$-	$-
Common stock issued for
services at $0.0012 per share
during the fiscal year ended
September 30, 2004	1,666,667	1,667	333	-	-	2,000
Common stock issued for
cash at $0.024 per share
during the fiscal year ended
September 30, 2006	1,374,550	1,374	31,616	-	-	32,990
Imputed interest during the
fiscal year ended
September 30, 2007	-	-	3,766	-	-	3,766
Contributed capital during the
fiscal year ended
September 30, 2007	-	-	60,000	-	-	60,000
Imputed interest during the
fiscal year ended
September 30, 2008	-	-	1,455	-	-	1,455
Forgiveness of related party
payable during the fiscal year
ended September 30, 2008	-	-	75,078	-	-	75,078
Common stock issued for
cash at $3.00 per share
during the fiscal year
ended September 30, 2008	500,000	500	1,499,500	-	-	1,500,000
Net loss from inception of
development stage through
September 30, 2008	-	-	-	(386)	(281,706)	(282,092)

Statements of Stockholders’ Equity Continued on Next Page

Statements of Stockholders’ Equity Continued

Balance, September 30, 2008	3,541,217	3,541	1,671,748	(386)	(281,706)	1,393,197
Common stock issued resulting
from a 1 for 18 reverse stock
split during the quarter ended
December 31, 2008	6,983	7	(7)	-	-	-
Net loss for the year ended
September 30, 2009	-	-	-	386	(334,055)	(333,669)

Balance, September 30, 2009	3,548,200	3,548	1,671,741	-	(615,761)	1,059,528
Net loss for the three months
ended, December 31, 2009	-	-	-	-	(47,941)	(47,941)

Balance, December 31, 2009	3,548,200	3,548	1,671,741	-	(663,702)	1,011,587
Net loss for the year ended
December 31, 2010	-	-	-	-	(78,419)	(78,419)

Balance, December 31, 2010	3,548,200	$3,548	$1,671,741	$-	$(742,121)	$933,168

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows

				Inception of
		Three		Development
	Year	Months	Year	Stage (July 30,
	Ended	Ended	Ended	2004) through
	December 31,	December 31,	September 30,	December 31,
	2010	2009	2009	2010

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(78,419)	$(47,941)	$(334,055)	$(742,121)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion and amortization expense	2,662	1,962	1,099	5,723
Write-off of website costs	-	-	-	7,917
Management fees	-	-	-	2,000
Interest expense	-	-	-	5,221
Loss on impairment	22,655	28,402	241,860	292,917
Other comprehensive income	-	-	386	-
Changes in working capital balances
related to operations:
(Increase) in oil production receivable	5,623	(5,623)	-	-
(Increase) decrease in prepaid expense	(900)	405	55,823	(2,229)
(Increase) decrease in deposits	-	884	(1,884)	(116)
Increase (decrease) in accounts payable and
accrued liabilities	(2,100)	7,384	(805)	4,479
Increase (decrease) in drilling and operating costs
payable	(12,278)	(14,126)	27,613	1,209
Net Cash Flows Provided (Used) by Operating Activities	(62,757)	(28,653)	(9,963)	(425,000)

Statement Of Cash Flows Continued on Next Page

Statement Of Cash Flows Continued

Cash Flows from Investing Activities:
Website costs	-	-	-	(7,917)
Available for sale investments	-	-	1,249,614	386
Acquisition of office furniture	-	-	(8,392)	(8,392)
Acquisition of oil and gas interests	-	(28,402)	(267,640)	(296,042)
Net Cash Flows Provided (Used) by Investing Activities	-	(28,402)	973,582	(311,965)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	-	102,513
Payments on related party payables	-	-	-	(27,435)
Issuance of common stock	-	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(62,757)	(57,055)	963,619	931,103
Cash and cash equivalents at beginning of period	993,860	1,050,915	87,296	-
Cash and Cash Equivalents at End of Period	$931,103	$993,860	$1,050,915	$931,103

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-	$-
Taxes	$-	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$-	$2,000
Imputed interest	$-	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

December 31, 2010 and 2009

And September 30, 2009

Note 1: Organization and Summary of Significant Accounting Policies

Organization – Ring Energy, Inc., a development stage entity (the “Company”), was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation and subsequently changed its name to Transglobal Mining Corp. During March 2008, the name was changed to Ring Energy, Inc. Since its inception the Company has been engaged in various aspects of the extractive industry and currently holds a 25% non-operating working interest (18 ¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas, known as the Anderson Prospect (the “Prospect”). The Company completed one well on the Prospect, known as the Eastland #1 (the “Well”). The production of oil from the Well has consistently decreased which has resulted in an impaired of the cost of the Well and subsequently the entire Prospect. The Company is seeking to acquire additional oil and gas properties.

Financial Statement Presentation – The Company changed its fiscal year end from September 30th to December 31st, during 2009. This change resulted in the presentation of the Statements of Operations and the Statement of Cash Flows for the year ended December 31, 2010; for a transitional period of 3 months (October 1, 2009 through December 31, 2009) ended December 31, 2009; for the year ended September 30, 2009; and from inception of development stage though December 31, 2010. The Statement of Stockholders Equity is presented from inception through December 31, 2010.

A reclassification to the presentation of prior financial statements has been made to correspond to the Company’s current presentation as of December 31, 2010 and for the twelve month year then ended. These reclassifications included: a) A stock subscription in the amount of $60,000 that did not require the issuance of additional shares of the Company’s common stock nor the repayment of any amounts previously received and was therefore reclassified as an increase to the paid-in capital account. The total net loss applicable to common stockholders and equity remained unchanged as a result of this reclassification. b) The amortization of oil and gas costs in the amount of $1,662 is being presented as a reduction to the results from oil and gas operations rather than a reduction of oil and gas interests on the Statement of Cash flows. The net loss applicable to common stockholders remained unchanged as a result of this reclassification.

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

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to amortization and/or impairment. During the year ended December 31, 2010, during the three months ended December 31, 2009, and during the year ended September 30, 2009, the Company impaired the Prospect in the amount of $22,655, $28,402 and $241,860, respectively. Additionally, in November, 2009, the Company commenced the production of oil from the Well and utilized the unit-of-production method to amortize a total of $3,125 through March, 2010, at which time the balance of Prospect’s cost was impaired as previously mentioned. The operator has commenced a recompletion of the well; however, in January 2011 we elected not to participate in the cost of the recompletion and therefore may not receive any future benefit from the Well and possibly the Prospect. The Company is considered a development stage entity because it has not realized any net income from the revenue derived from its oil and gas producing activities.

Depreciation – The Company maintains office furniture at its corporate office that is recorded at cost and depreciated using the straight-line method over a seven year period. Depreciation for the year ended December 31, 2010, for the three month period ended December 31, 2009, and for the year ended September 30, 2009 was $1,199, $300, and $1,099, respectively, and accumulated depreciation was $2,597, $1,399 and $1,099, respectively.

Fair Value Accounting – The carrying amounts reported on the balance sheets for cash and cash equivalents, deposits, prepaid expenses and all components of total current liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates.

Revenue Recognition – The Company derives its revenue from the sale of oil as a non-operator of the Prospect. Each month the Company estimates the amount of production that will be delivered to purchasers and the price per barrel that will be received. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. If estimated production is not readily determinable, revenue will not be recorded until the Company receives payment.

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

Note 2: Oil and Gas Operations

The Company’s oil and gas producing activities are exploratory and are undertaken in one geographic location within the United States of America. The Company acquired its interest in the Prospect during 2009 for $35,750 and entered into an agreement to participate in the drilling of an initial test well. The Company’s share of the costs for the initial test well, including the acquisition cost of the Prospect was $296,042. The intended total depth the Well was to the Pennsylvania Reef formation at approximately 7,800 feet; however, this zone was determined to be non-commercial and $241,860 of the Company’s cost was impaired in the year ended September 30, 2009. The Well was subsequently completed in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009 and commenced producing oil. However, as a result of the low rates of production, the Company further impaired the Well during the three months ended December 31, 2009 in the amount of $28,402. During this same period, $1,662 was recognized as depreciation, depletion and amortization using the units of production method. During the year ended December 31, 2010, the Company recognized an additional $1,463 of depreciation, depletion and amortization using the units of production method and determined that the Well was not commercially productive. As a result, an additional $22,655 was recognized as an impairment of the Prospect.

Note 3: Common Stock

Since its inception the Company has forward split its common stock on a basis of 15 for 1 and reverse split its common stock on a basis of 1 for 18 (collectively the “Post-Split Stock”). During the year ended September 30, 2009, the net effect of these stock splits was reflected on the Company’s Statement of Stockholders’ Equity through the issuance of 6,983 shares of Post-Split Stock. This resulted in an increase in the common stock classification by $7 and a decrease in the paid-in capital classification by the same amount. The Statement of Stockholders’ Equity has been restated to reflect the Post-Split Stock for all common stock transactions retroactively.

During 2008 the Company issued 500,000 shares of its Post-Split Stock to a limited number of individuals for total consideration of $1,500,000 or $3.00 per share.

Note 4: Available-for-sale Securities

At September 30, 2008, the Company owned available-for-sale securities that represented debt instruments, which matured during the year ended September 30, 2009. During the year ended September 30, 2009 the Company recognized no loss or gain on the disposition of the available-for-sale securities, but recognized interest and dividend income. Unrealized holding gain and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

Note 5: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease and at December 31, 2010 and 2009, the Company had prepaid one month of rent. Total rent expense paid for the year ended December 31, 2010, the three months ended December 31, 2009 and the year ended December 31, 2009 was $12,700, $3,000 and $12,000, respectively.

Note 6: Income Taxes

At December 31, 2010, the Company has a net operating loss carry forward of approximately $697,000 that expires if unused through 2030 and a deferred tax asset in the amount of approximately $126,500. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties, during the periods presented.

Note 7: Subsequent Events

In January 2011 the Company elected not to participate with the operator in an additional recompletion and work over of the Well and as a result of this election, the Company will be receiving a production payment upon the sale its proportionate share of oil in the tanks at the time of this election. At the present time the Company is not able to reasonably estimate the amount of revenue that it should receive or the timing of such payment; consequently, no receivable has been recorded on the Company’s balance sheet at December 31, 2010. The Company’s balance sheet as of December 31, 2010 does not reflect any financial interest in the Prospect.

The Company evaluated all events and transactions that occurred after December 31, 2010 and through March 31, 2011, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.