Form 10-Q
period 2011-03-31
RING ENERGY, INC.
filed 2011-05-13
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

Commission File Number:  000-53920

RING ENERGY, INC.
(Exact Name of registrant as specified in its charter)

Nevada	98-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 ½ East State Street, Suite 202, Redlands, CA	92373
(Address of principal executive offices)	(Zip Code)

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

Yes      . No   X  .

The registrant has one class of common stock of which 3,548,200 shares were outstanding at May 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Index to Financial Statements	Page

Balance Sheets – March 31, 2011 (unaudited) and December 31, 2010	4

Statements of Operations (unaudited) – Three months ended March 31, 2011 and 2010, and from inception of the development stage (July 30, 2004) through March 31, 2011	5

Statements of Cash Flows (unaudited) – Three months ended March 31, 2011 and 2010, and from inception of the development stage (July 30, 2004) through March 31, 2011	6-7

Notes to Financial Statements (unaudited) – March 31, 2011	8-9

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$900,479	$931,103
Oil production receivable	2,503	-
Deposits	1,000	1,000
Prepaid expenses	1,700	1,900
Total Current Assets	905,682	934,003

Office Furniture (net)	5,494	5,794

Total Assets	$911,176	$939,797

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,960	$5,420
Oil and gas drilling and operating costs payable	-	1,209
Total Current Liabilities	1,960	6,629
Total Liabilities	1,960	6,629

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(766,073)	(742,121)
Total Stockholders' Equity	909,216	933,168

Total Liabilities and Stockholders' Equity	$911,176	$939,797

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Operations

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2011	2010	2011

Revenue from oil and gas properties	$2,624	$5,197	$16,744
Production costs	(600)	(1,824)	(15,252)
Depreciation, depletion, amortization	-	(1,463)	(3,125)
Results from oil and gas operations	2,024	1,910	(1,633)

General and administrative expenses:
Accounting and legal	8,612	12,957	162,357
Advertising and promotion	-	-	49,614
Consulting	10,275	-	135,450
Management and director fees	3,750	3,750	51,150
Transfer agent and filing	310	735	27,114
Rent	3,300	3,000	34,500
Depreciation	300	300	2,898
Other	209	862	39,980
Total general and administrative expenses	26,756	21,604	503,063
Loss from operations	(24,732)	(19,694)	(504,696)

Other income and (expense):
Dividend and interest Income	780	349	36,761
Interest expense	-	-	(5,221)
Loss on impairment of oil and gas properties	-	-	(292,917)
Total other income and (expense)	780	349	(261,377)

Loss before income taxes	(23,952)	(19,345)	(766,073)
Income tax benefit (expense)	-	-	-
Net loss	$(23,952)	$(19,345)	$(766,073)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	3,548,200	3,548,200

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Cash Flows

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(23,952)	$(19,345)	$(766,073)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion, and amortization	300	1,762	6,023
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Loss on impairment	-	-	292,917
Changes in working capital balances
related to operations:
(Increase) in oil production receivable	(2,503)	1,635	(2,503)
(Increase) decrease in prepaid expense	200	(1,479)	(2,029)
(Increase) decrease in deposits	-	-	(116)
Increase (decrease) in accounts payable and
accrued liabilities	(3,460)	(2,163)	1,019
Increase (decrease) in operating costs payable	(1,209)	(12,900)	-
Net Cash Flows Provided (Used) by Operating Activities	(30,624)	(32,490)	(455,624)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	-	-	386
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	-	(296,042)
Net Cash Flows Provided (Used) by Investing Activities	-	-	(311,965)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(30,624)	(32,490)	900,479
Cash and cash equivalents at beginning of period	931,103	993,860	-
Cash and Cash Equivalents at End of Period	$900,479	$961,370	$900,479

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Cash Flows (continued)

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Unaudited Financial Statements

March 31, 2011

Note 1: Basis of Presentation

Interim Period - The accompanying unaudited financial statements of Ring Energy, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2010.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Development Stage Entity – The Company is considered a development stage entity because its principal oil and gas operations are minimal and have not produced any significant revenue. Total revenue of $16,744 has been recognized since commencement of oil production, but the cost of production and the associated depreciation, depletion and amortization has resulted in a net loss from oil and gas operations of $1,633. Furthermore, the Company has determined that further development of its current leasehold interest is unlikely and has impaired all capitalized costs not expensed as depreciation, depletion and amortization. The Company is seeking to acquire additional oil and gas properties and during the quarter ended March 31, 2011 incurred expenses for consulting and legal fees of approximately $17,000 in that regard. At March 31, 2011 the Company has cash available to pursue such efforts of approximately $900,000; however, until such time as the results of its oil and gas operations are profitable, the Company will be considered a development stage entity.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a 25% working interest (18¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas. The Company has completed one well on this property; however, the Company elected not to pursue further development thereof and therefore, the receipt of future oil production from this well is doubtful.

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

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $2,897 and $2,597 was recorded at March 31, 2011 and December 31, 2010, respectively.

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

During the current quarter, the Company incurred legal and consulting (geological and engineering) expenses in the approximate amount of $17,000 in its attempt to acquire an interest in one or more oil and/or gas properties. Inasmuch as none of the properties investigated were acquired nor are those properties still being considered by the Company for acquisition, the Company has expensed those amounts.

Net Loss per Common Share, basic and diluted - The computation of net loss per common share is based on the weighted average number of shares outstanding during the periods presented. No potentially dilutive securities or derivative instruments are outstanding.

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

At March 31, 2011, the Company has a net operating loss carry forward of approximately $721,025 that expires if unused from 2027 through 2031, and a deferred tax asset of approximately $136,070. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties during the periods presented.

Note 3: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is currently being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease and at March 31, 2011 and December 31, 2010 the Company had prepaid one month of rent. Total rent expense paid for the three months March 31, 2011 and March 31, 2010 was $3,300 and $3,000, respectively.

Note 4: Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2011 through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the fluctuation in the price per barrel of crude oil, global economic and political conditions, global production of oil, , changes in costs of drilling and producing crude oil and natural gas, and operating interruptions (including, but not limited to, labor disputes, oil and gas line leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).  Oil and gas operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements regardless of whether such results from new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

References made in this Item 2

References made to the “Well” in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to an oil well known as the Eastland #1, in which we own a 25% working interest (18¾% net revenue interest) and which is located on a 440 acre oil and gas prospect in Howard County, Texas, therein referred to as the “Prospect”.

Results of Operations

Three Months Ended March 31, 2011 compared to March 31, 2010

For the three months ended March 31, 2011 and for the three months ending March 31, 2010, our loss from operations was $24,732 and $19,694, respectively, and represents an increase of $5,038. Even though our general and administrative expenses decreased in most areas, our retention of consultants (geological and engineering) and a law firm with respect to our search of oil and gas properties resulted in expenses of approximately $17,000. Our investigation of these prospects did not result in us entering into any acquisition agreement and we are no longer pursuing the properties that we investigated.

For the three months ended March 31, 2011 and for the three months ending March 31, 2010, our revenue from oil and gas properties was $2,624 and $5,197, respectively, and represents a decrease of $2,573 or a 50% decrease. The $2,624 of revenue derived from oil production represents sales of oil derived from production prior to our non-consent to enter into a further development of the Well with Big Star Oil & Gas, LLC, the operator of the Well and which may also impact any further revenue that we may receive from the Prospect.

During the three months ended March 31, 2010, we recorded $1,463 of depreciation, depletion and amortization expense and during the subsequent quarter, ending June 30, 2010, we determined that our remaining cost in the Prospect should be impaired. Consequently, for the three months ended March 31, 2011 we did not record any costs for depreciation, depletion and amortization relative to the Prospect. As a consequence, the results from our oil and gas operations for the three months ended March 31, 2011 reflect income of $2,024 and for the three months ending March 31, 2010, $1,910 of income. This should not be construed to mean that oil and gas operating activities improved during the quarter ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, the Company had total assets of $911,176 and total liabilities of $1,960. The Company’s current assets are comprised of $900,479 in cash held in checking and savings accounts in one financial institution, which represent 99% of our total assets. During the three months ended March 31, 2011, our cash and cash equivalents have decreased by $30,624 and our total assets have decreased by $28,621. Our total liabilities have also decreased by $4,669.

During the three months ended March 31, 2011, our revenue sources consisted of production payments from oil and gas operations and dividend and interest income. Gross revenue from oil and gas operations resulted in $2,624 for the three months ended March 31, 2011. Net revenue from oil and gas operations resulted in income of $2,024 for the three months ended March 31, 2011. However, we do not consider the Prospect as a source of liquidity in the future and doubt that it will be a capital resource for us.

To the extent we maintain a cash position, we will continue to realize minimal amounts of revenue primarily from interest income. However, as we seek to acquire additional oil and gas properties, our cash position will decrease with a consequential decrease in dividend and interest income.

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

During the past three months we have made inquiries regarding the acquisition of an interest in one or more oil and gas properties; however, we have not been successful in our efforts to acquire any of these properties. Mr. Steve Owens, our chief executive and financial officer, has sought the assistance of outside consultants and others in this search. It may be necessary for us to retain such individuals in our endeavors to locate a desirable oil and gas property. The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and/or may impact our future cash flow based on the arrangement we are able to negotiate. At the present time we have not negotiated the terms of any consulting agreement with anyone. We may not be able to negotiate a consulting agreement with anyone given our relatively small cash position compared to other companies in the oil and gas industry.

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

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting company.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarterly period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2011

By: /s/ Robert “Steve” Owens

Robert “Steve” Owens

Chief Executive Officer

Chief Financial Office