Form 10-Q
period 2011-06-30
RING ENERGY, INC.
filed 2011-08-15
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

Yes  X . No      .

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

Yes      . No  X .

The registrant has one class of common stock of which 3,548,200 shares were outstanding at August 9, 2011.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Index to Financial Statements	Page

Balance Sheets – June 30, 2011 (unaudited) and December 31, 2010	4

Statements of Operations (unaudited) – Three and six months ended June 30, 2011 and 2010, respectively, and from inception of the development stage (July 30, 2004) through June 30, 2011	5

Statements of Cash Flows (unaudited) – Six months ended June 30, 2011 and 2010, and from inception of the development stage (July 30, 2004) through June 30, 2011	6-7

Notes to Financial Statements (unaudited) – June 30, 2011	8-9

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$885,256	$931,103
Deposits	1,000	1,000
Prepaid expenses	1,500	1,900
Total Current Assets	887,756	934,003

Office Furniture (net)	5,195	5,794

Oil and Gas - property and equipment (net)	-	-

Total Assets	$892,951	$939,797

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$-	$5,420
Oil and gas drilling and operating costs payable	-	1,209
Total Current Liabilities	-	6,629
Total Liabilities	-	6,629

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares
authorized, 3,548,200 shares issued and outstanding	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(782,338)	(742,121)
Total Stockholders' Equity	892,951	933,168

Total Liabilities and Stockholders' Equity	$892,951	$939,797

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations
(unaudited)
					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Six Months Ended		2004) through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenue from oil and gas properties	$-	$1,258	$2,624	$6,455	$16,744
Production costs	-	(1,429)	(600)	(3,253)	(15,252)
Depreciation, depletion, amortization	-	-	-	(1,463)	(3,125)
Results from oil and gas operations	-	(171)	2,024	1,739	(1,633)

General and Administrative Expenses:
Accounting and legal	9,096	1,955	17,708	14,912	171,453
Advertising and promotion	-	-	-	-	49,614
Consulting	-	-	10,275	-	135,450
Management and director fees	3,750	3,750	7,500	7,500	54,900
Transfer agent and filing	320	695	630	1,430	27,434
Rent	3,300	3,100	6,600	6,100	37,800
Depreciation	299	300	599	600	3,197
Other	207	450	416	1,312	40,187
Total General Administrative Expenses	16,972	10,250	43,728	31,854	520,035
Loss From Operations	(16,972)	(10,421)	(41,704)	(30,115)	(521,668)

Other Income and (Expense):
Dividend and interest Income	707	1,047	1,487	1,396	37,468
Interest expense	-	-	-	-	(5,221)
Loss on impairment of oil and gas properties	-	(22,655)	-	(22,655)	(292,917)
Total Other Income and (Expense)	707	(21,608)	1,487	(21,259)	(260,670)

Loss Before Income Taxes	(16,265)	(32,029)	(40,217)	(51,374)	(782,338)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$(16,265)	$(32,029)	$(40,217)	$(51,374)	$(782,338)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common
shares outstanding	3,548,200	3,548,200	3,548,200	3,548,200

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Six Months Ended		2004) through
	June 30,		June 30,
	2011	2010	2011

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(40,217)	$(51,374)	$(782,338)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation, depletion, and amortization	599	2,062	6,322
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Loss on impairment	-	22,655	292,917
Changes in working capital balances
related to operations:
Decrease in oil production receivable	-	2,771	-
(Increase) decrease in prepaid expense	400	(1,300)	(1,500)
Increase in deposits	-	-	(1,000)
Decrease in accounts payable and
accrued liabilities	(5,420)	(7,520)	-
Decrease in operating costs payable	(1,209)	(12,870)	-
Net Cash Flows (Used) by Operating Activities	(45,847)	(45,576)	(470,461)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	-	(296,042)
Net Cash Flows Provided (Used) by Investing Activities	-	-	(312,351)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(45,847)	(45,576)	885,256
Cash and cash equivalents at beginning of period	931,103	993,860	-
Cash and Cash Equivalents at End of Period	$885,256	$948,284	$885,256

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

June 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Development Stage Entity – The Company is considered a development stage entity because its principal oil and gas operations are minimal and have not produced any significant revenue. Total revenue of $16,744 has been recognized since commencement of oil production, but the cost of production and the associated depreciation, depletion and amortization has resulted in a net loss from oil and gas operations of $1,633. Furthermore, the Company has determined that further development of its current leasehold interest is unlikely and has impaired all capitalized costs not expensed as depreciation, depletion and amortization. At June 30, 2011 the Company has cash available to pursue its efforts to acquire oil and gas interests of approximately $885,000; however, until such time as the results of its oil and gas operations are profitable, the Company will be considered a development stage entity.

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

Fair Value Accounting – The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, deposits, prepaid expenses, and current liabilities approximate fair value due to their short-term maturities. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. All cash deposits are held in one financial institution with amounts exceeding $250,000 not being federally insured.

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $3,197 and $2,597 was recorded at June 30, 2011 and December 31, 2010, respectively.

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

Income Taxes – The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1 and uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

At June 30, 2011, the Company has a net operating loss carry forward of approximately $737,290 that expires if unused from 2027 through 2031, and a deferred tax asset of approximately $136,070. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties during the periods presented.

Note 3: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is currently being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease and at June 30, 2011 and December 31, 2010 the Company had prepaid one month of rent. Total rent expense paid for the three months ended June 30, 2011 and 2010 was $3,300 and $3,100, respectively and for the six months ended June 30, 2011 and 2010 was $6,600 and $6,100, respectively.

Note 4: Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2011 through August 11, 2011 the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the fluctuation in the price per barrel of crude oil, global economic and political conditions, global production of oil, changes in costs of drilling and producing crude oil and natural gas, and operating interruptions (including, but not limited to, labor disputes, oil and gas line leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).  Oil and gas operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements regardless of whether such results from new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

References made in this Item 2

References made to our oil and gas operations are the results we obtained from oil derived from a well known as the Eastland #1, in which we own a 25% working interest (18¾% net revenue interest) and which is located on a 440 acre oil and gas prospect in Howard County, Texas.

Results of Operations

Three Months Ended June 30, 2011 compared to June 30, 2010

For the three months ended June 30, 2011 and for the three months ended June 30, 2010, our loss from operations was $16,972 and $10,421, respectively, and represents an increase of $6,551 or 63%. The principal contributing item to this increased loss resulted from an increase in our accounting and legal fees. We incurred legal expenses in our evaluation of oil and gas properties that we believe have potential for acquisition. However, during the three months ended June 30, 2011 these efforts did not lead to our acquisition of any interest in any oil and gas properties. We believe that we will continue to incur such expenses as we evaluate other properties for potential acquisition.

During the three months ended June 30, 2011 and for the three months ended June 30, 2010, our results from oil and gas operations were $0 and a loss of $171, respectively. We did not engage in the production of any oil and gas during the second quarter of 2011. Even though we continue to search for oil and gas properties in which we may obtain an interest in oil and gas operations, we don’t anticipate that this will occur during the third quarter of 2011. Consequently, we don’t expect to obtain any revenue from such activity during the quarter ended September 30, 2011.

We continue to receive interest on our cash deposits in financial institutions. During the three months ended June 30, 2011 and 2010, such income was $707 and $1,047 respectively. This decrease was attributable in part to our decreased cash position and in part to the low interest rates that are currently being paid on cash deposits. We don’t foresee an increase in interest rates in the near future and our cash position will continue to decline as we search for additional oil and gas properties which we may acquire an interest.

During the three months ended June 30, 2010 we recognized impairment of our oil and gas properties resulting in a loss of $22,655. During the quarter ended June 30, 2011, no such loss was incurred and will not be incurred in future periods of time because these properties have been fully impaired or depreciated.

Six Months Ended June 30, 2011 compared to June 30, 2010

For the six months ended June 30, 2011 and for the six months ended June 30, 2010, our loss from operations was $41,704 and $36,115, respectively, and represents an increase of $11,589 or 38%. The principal contributing factor was a $12,275 charge for consulting fees incurred in our search for additional oil and gas properties that we may acquire. No such charges were incurred during the six month quarter ended June 30, 2010 because we continued our efforts to gain production from the existing properties that we held. In the future we do not intend to further develop our existing properties and therefore consulting fees for evaluating oil and gas properties will be likely.

For the six months ended June 30, 2011 and for the six months ended June 30, 2010, our revenue from oil and gas properties was $2,024 and $1,739, respectively. During the six month period ended June 30, 2011, no depreciation, depletion and amortization cost were attributed to our production as a result of our total impairment of these properties in 2010, which was a contributing factor in the $285 increase. We don’t anticipate deriving future revenue from our existing oil and gas properties.

Liquidity and Capital Resources

At June 30, 2011, the Company had total current assets of $887,756 and no liabilities. The Company’s current assets are comprised of $885,256 in cash held in checking and savings accounts in one financial institution and represent 99% of our total assets. During the six months ended June 30, 2011, our cash and cash equivalents have decreased by $45,847 and our total assets have decreased by $46,846. Our total liabilities have also decreased by $6,629.

During the six months ended June 30, 2011, our revenue sources consisted of production payments from oil and gas operations and dividend and interest income. Until additional oil and gas properties are acquired, we do not anticipate receiving addition or future production payments. We do anticipate receiving interest payments from our deposits of cash in a financial institution; however, such amounts will not be material to our operations.

The current volatility in oil and gas prices has resulted in a considerable swing in the valuation of existing oil and gas properties and future production therefrom. Negotiations regarding the price of a property are protracted as a result of this volatility. Our risk also increases as we may acquire an interest in oil and gas properties at a price that will not support future valuations. No assurance can be given that our evaluation efforts, regardless of how extensive, will result in a favorable or in any acquisition of oil and gas properties.

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

Current economic conditions may make it difficult if not impossible for us to undertake the sale of our common stock. Even though our common stock is quoted on the OTC Bulletin Board, transactions in our common stock have been very infrequent. Consequently, it may be difficult to agree on a value for the shares of our common stock with a potential purchaser. Furthermore, the sale of our common stock may require that we register those shares with the United States Securities and Exchange Commission. If we determine that the sale of our common stock is necessary to obtain additional capital and that the shares being sold will require registration, this process could require several months before such a registration becomes effective. There is no assurance that such a registration will become effective or that if it does become effective, that we will be able to sell shares of our common stock at a price consistent with past transactions or at any price. No decisions have been made by the Company regarding these matters.

During the past six months we have made inquiries regarding the acquisition of an interest in one or more oil and gas properties; however, we have not been successful in our efforts to acquire any of these properties. Mr. Steve Owens, our Chief Executive and Financial Officer, has sought the assistance of outside consultants and others in this search. It may be necessary for us to retain such individuals in our endeavors to locate a desirable oil and gas property. The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and will impact our future cash flows. During the six months ended June 30, 2011, cost for consultants and related legal fees have approximated $17,000. We intend to consultants in the future; however, we have not negotiated an agreement with anyone. We may not be able to negotiate a consulting agreement with anyone given our relatively small cash position compared to other companies in the oil and gas industry.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarterly period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2011

By:  /s/ Robert “Steve” Owens

Robert “Steve” Owens

Chief Executive Officer

Chief Financial Office