Form 10-Q
period 2011-09-30
RING ENERGY, INC.
filed 2011-11-14
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Yes      . No   X  .

The registrant has one class of common stock of which 3,548,200 shares were outstanding at October 14, 2011.

Table of Contents

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 6. Exhibits

13

SIGNATURES

13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Financial Statements	Page

Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	4

Statements of Operations (unaudited) – Three and nine months ended September 30, 2011 and 2010, respectively, and from inception of the development stage (July 30, 2004) through September 30, 2011	5

Statements of Cash Flows (unaudited) – Nine months ended September 30, 2011 and 2010, and from inception of the development stage (July 30, 2004) through September 30, 2011	6-7

Notes to Unaudited Financial Statements – September 30, 2011	8-9

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$620,907	$931,103
Deposits	1,000	1,000
Prepaid expenses	1,100	1,900
Total Current Assets	623,007	934,003

Office Furniture (net)	4,895	5,794

Oil and Gas - property and equipment (net)	-	-

Total Assets	$627,902	$939,797

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,161	$5,420
Oil and gas drilling and operating costs payable	-	1,209
Total Current Liabilities	2,161	6,629
Total Liabilities	2,161	6,629

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,548,200 shares issued and outstanding
	3,548	3,548
Paid-in capital	1,671,741	1,671,741
Deficit accumulated during the development stage	(1,049,548)	(742,121)
Total Stockholders' Equity	625,741	933,168

Total Liabilities and Stockholders' Equity	$627,902	$939,797

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations
(unaudited)
					Inception of
					Development
					Stage (July 30,
	For the Three Months Ended		For the Nine Months Ended		2004) through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue from oil and gas properties	$-	$1,814	$2,624	$8,269	$16,744
Production costs	-	(3,418)	(600)	(6,671)	(15,252)
Depreciation, depletion, amortization	-	-	-	(1,463)	(3,125)
Results from oil and gas operations	-	(1,604)	2,024	135	(1,633)

General and Administrative Expenses:
Accounting and legal	4,013	2,321	21,721	17,233	175,466
Advertising and promotion	-	-	-	-	49,614
Consulting	-	-	10,275	-	135,450
Management and director fees	3,750	3,750	11,250	11,250	58,650
Transfer agent and filing	4,610	120	5,240	1,550	32,044
Rent	3,300	3,300	9,900	9,400	41,100
Depreciation	300	299	899	899	3,497
Other	1,728	225	2,144	1,537	41,915
Total General Administrative Expenses	17,701	10,015	61,429	41,869	537,736
Non-refundable transaction fee	250,000	-	250,000	-	250,000
Loss From Operations	(267,701)	(11,619)	(309,405)	(41,734)	(789,369)

Other Income and (Expense):
Dividend and interest Income	491	938	1,978	2,334	37,959
Interest expense	-	-	-	-	(5,221)
Loss on impairment of oil and gas properties	-	-	-	(22,655)	(292,917)
Total Other Income and (Expense)	491	938	1,978	(20,321)	(260,179)

Loss Before Income Taxes	(267,210)	(10,681)	(307,427)	(62,055)	(1,049,548)
Income tax benefit (expense)	-	-	-	-	-
Net Loss	$(267,210)	$(10,681)	$(307,427)	$(62,055)	$(1,049,548)

Net loss per common share, basic and diluted	$(0.08)	$(0.00)	$(0.09)	$(0.02)
Weighted average number of common shares outstanding
	3,548,200	3,548,200	3,548,200	3,548,200

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows
(unaudited)
			Inception of
			Development
			Stage (July 30,
	For the Nine Months Ended		2004) through
	September 30,		September 30,
	2011	2010	2011

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(307,427)	$(62,055)	$(1,049,548)
Adjustments to reconcile net loss to cash used by operating activities:

Depreciation, depletion, and amortization	899	2,361	6,622
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Loss on impairment	-	22,655	292,917
Changes in working capital balances related to operations:

Decrease in oil production receivable	-	3,289	-
(Increase) decrease in prepaid expense	800	(1,100)	(1,100)
Increase in deposits	-	-	(1,000)
Increase (Decrease) in accounts payable and accrued liabilities
	(3,259)	(7,505)	2,161
Decrease in operating costs payable	(1,209)	(12,702)	-
Net Cash Flows (Used) by Operating Activities	(310,196)	(55,057)	(734,810)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	-	(296,042)
Net Cash Flows (Used) by Investing Activities	-	-	(312,351)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock	-	-	1,592,990
Net Cash Flows Provided by Financing Activities	-	-	1,668,068

Net Increase (Decrease) in Cash and Cash Equivalents	(310,196)	(55,057)	620,907
Cash and cash equivalents at beginning of period	931,103	993,860	-
Cash and Cash Equivalents at End of Period	$620,907	$938,803	$620,907

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

September 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Development Stage Entity – The Company is considered a development stage entity because its principal oil and gas operations are minimal and have not produced any significant revenue. Total revenue of $16,744 has been recognized since commencement of oil production, but the cost of production and the associated depreciation, depletion and amortization has resulted in a net loss from oil and gas operations of $1,633. Furthermore, the Company has determined that further development of its current leasehold interest is unlikely and has impaired all capitalized costs not expensed as depreciation, depletion and amortization. During the three month period ended September 30, 2011, the Company entered into a letter of intent (“LOI”) described in Note 4 to these financial statements, and paid a non-refundable transaction fee of $250,000. At September 30, 2011, the Company has cash available to pursue its efforts to acquire oil and gas interests of approximately $620,000; however, until such time as the results of its oil and gas operations are profitable, the Company will be considered a development stage entity.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a 25% working interest (18¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas. The Company has completed one well on this property; however, the Company elected not to pursue further development thereof and therefore, the receipt of future oil production from this well is doubtful. During the three month period ended September 30, 2011, the Company entered into an LOI described in Note 4 to these financial statements, and paid a non-refundable transaction fee of $250,000.

Financial Statement Presentation – Certain reclassifications to the presentation of prior financial statements have been made to correspond to the Company’s current financial statement format. As a result of these reclassifications, total equity and net income are unchanged.

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

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $3,497 and $2,597 was recorded at September 30, 2011 and December 31, 2010, respectively.

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

During the three month period ended September 30, 2011, the Company entered into an LOI to acquire an entity holding oil and gas properties. The transaction is described in further detail in Note 4 to these financial statements. In conjunction therewith the Company paid a non-refundable transaction fee of $250,000 which was charged to expense.

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

At September 30, 2011, the Company has a net operating loss carry forward of approximately $1,004,000 that expires if unused from 2027 through 2031, and a deferred tax asset of approximately $231,000. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties during the periods presented.

Note 3: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is currently being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease and at September 30, 2011 and December 31, 2010 the Company had prepaid one month of rent. Total rent expense paid for the three months ended September 30, 2011 and 2010 was $3,300 and $3,300, respectively, and for the nine months ended September 30, 2011 and 2010 was $9,900 and $9,400, respectively.

During the three month period ended September 30, 2011, the Company entered into an LOI with L. Tim Rochford and Stanley McCabe to acquire one hundred percent (100%) of the issued and outstanding shares of Stanford Energy, Inc (“Stanford Energy”). Mr. Rochford and Mr. McCabe are shareholders of the Company holding less than 5% each of the issued and outstanding common stock of the Company. A summary of the terms and conditions of the LOI are described in Note 4 to these financial statements.

Note 4: Letter of Intent

On September 28, 2011, the Company entered into a non-binding LOI with Stanford Energy and two of its stockholders, Mr. Rochford and Mr. McCabe, to acquire all of the outstanding shares of Stanford Energy for a total of $8,000,000 and 2,000,000 shares of the Company’s common stock. Stanford Energy holds interests in oil and gas properties located in Andrews County, Texas. The closing of the transaction described in the LOI is tentatively scheduled for on or before January 15, 2012. Each party to the transaction will be responsible for and bear its respective expenses and fees incurred by it in connection with the LOI and the transactions contemplated thereby.  Nevertheless, the Company paid to Stanford a non-refundable transaction fee in the amount of $250,000 upon signing the LOI. The Company has not committed to register under the Securities Act of 1933 any of the shares of common stock to be issued pursuant to this transaction.

Note 5: Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2011 through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities.  Our forward looking statements do not consider the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2011 compared to September 30, 2010

For the three months ended September 30, 2011, and for the three months ended September 30, 2010, our losses from operations were $267,701 and $11,619, respectively, and represent an increase of $256,082 or 2,204%.  The principal contributing item to this increased loss resulted from a $250,000 non-refundable transaction fee that we paid pursuant to a non-binding letter of intent entered into on September 28, 2011 (“LOI”). During the same three month periods, our general and administrative costs were $17,701 and $10,015, respectively, and represent an increase of $7,686 or 66%. The principal contributing items to this increased loss resulted from legal and accounting fees incurred in conjunction with the letter of intent entered into and for compliance costs relating to XBRL reporting.

During the three months ended September 30, 2011, and for the three months ended September 30, 2010, our results from oil and gas operations were $0 and a loss of $1,604, respectively. We did not engage in the production of any oil and gas during the third quarter of 2011. We do not expect to obtain any revenue or incur any losses from oil and gas operations during the fourth quarter ending December 31, 2011 unless we close the transaction anticipated by the LOI that we have entered into.

We continue to receive interest on our cash deposits in financial institutions. During the three months ended September 30, 2011 and 2010, such income was $491 and $938, respectively. This decrease was attributable in part to our decreased cash position and in part to the low interest rates that are currently being paid on cash deposits. We do not foresee an increase in interest rates in the near future.

Nine Months Ended September 30, 2011 compared to September 30, 2010

For the nine months ended September 30, 2011, and for the nine months ended September 30, 2010, our losses from operations were $309,405 and $41,734, respectively, and represent an increase of $267,671 or 641%.  The principal contributing factor was a $250,000 charge resulting from a non-refundable transaction fee that we paid pursuant to the LOI. No such charge was incurred during the nine month quarter ended September 30, 2010. This was a one-time charge that we will not incur in the future. However, we do anticipate incurring cost as we attempt to raise capital pursuant to our requirements of the LOI.

For the nine months ended September 30, 2011, and for the nine months ended September 30, 2010, our revenue from oil and gas properties was $2,024 and $135, respectively. During the nine month period ended September 30, 2011, no depreciation, depletion and amortization cost were attributed to our production as a result of our total impairment of these properties in 2010, which was the primary factor in the $1,889 increase.  We do not anticipate deriving future revenue from our existing oil and gas properties however, if we are able to close the transaction anticipated in the LOI, we anticipate receiving revenue from the acquisition of Stanford Energy, Inc. (“Stanford Energy”).

Liquidity and Capital Resources

At September 30, 2011, the Company had total current assets of $627,902 and total liabilities of $2,161.  The Company’s current assets are comprised of $620,007 in cash held in checking and savings accounts in one financial institution and represent 99% of our total assets.  During the nine months ended September 30, 2011, our cash and cash equivalents decreased by $310,196 and our total assets decreased by $311,895.  Our total liabilities also decreased by $4,468.

During the nine months ended September 30, 2011, our revenue sources consisted of production payments from oil and gas operations and dividend and interest income. Until we close the transaction contemplated by the LOI or we acquire other oil and gas properties, we do not anticipate receiving addition or future production payments from the oil and gas properties we currently hold. We do anticipate receiving interest payments from our deposits of cash in a financial institution; however, such amounts will not be material to our operations and will continue to decrease as we use our cash deposits.

The current volatility in oil and gas prices has resulted in a considerable swing in the valuation of existing oil and gas properties and future production therefrom. Negotiations regarding the price of a property are protracted as a result of this volatility. Our risk also increases as we may acquire an interest in oil and gas properties at a price that will not support future valuations.

On September 28, 2011, we entered into a LOI with Stanford Energy and its two shareholders to acquire all of the outstanding shares of Stanford Energy for a total of $8,000,000 and 2,000,000 shares of our common stock.  Closing is tentatively scheduled for on or before January 15, 2012.  Stanford Energy holds interests in oil and gas properties located in Andrews County, Texas.  We intend to proceed with the preparation of a definitive acquisition agreement the specific terms of which remain subject to further negotiation between the parties.  Closing of the definitive agreement will be subject to completion of customary due diligence by the parties and verification of the valuation of the interest of Stanford Energy in the properties.  Each party will be responsible for and bear its respective expenses and fees incurred by it in connection the LOI and the transactions contemplated thereby.  Nevertheless, we have paid to Stanford a non-refundable transaction fee in the amount of $250,000 in connection with this proposed acquisition.  We have agreed for a period of 180 days not to take any action to encourage, solicit, initiate or otherwise facilitate the submission by a third party, or negotiate or enter into any other contract or agreement with any other entity, the purpose of which would be to sell, directly or indirectly, our assets or stock, including by way of merger, business combination or otherwise, in a manner inconsistent with the provisions of the LOI. The shares to be issued to the shareholders of Stanford Energy will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Our ability to obtain the $8,000,000 pursuant to the terms of the LOI is not assured. Consequently, our $250,000 non-refundable transaction fee may have been paid without receiving any benefit therefrom. We charged the $250,000 payment to expense during the quarter ended September 30, 2011. Furthermore, we may incur expenses in conjunction with our effort to raise the $8,000,000 and we will likely issue debt or equity instruments in order to complete our capital raising activities. The issuance of such debt or equity instruments may require that we retain a licensed underwriter to undertake the sale thereof and will generally require that we pay a commission in cash and/or through the issuance of warrants to purchase shares of our common stock in the future. No assurance can be given that we will find a licensed underwriter or that our efforts will otherwise be successful and the transaction contemplated by the LOI may not be completed.

Current economic conditions may make it difficult if not impossible for us to undertake the sale of our common stock.  Even though our common stock is quoted on the OTC Bulletin Board, transactions in our common stock have been very infrequent.  Consequently, it may be difficult to agree on a value for the shares of our common stock with a potential purchaser.  Furthermore, the sale of our common stock may require that we register those shares with the United States Securities and Exchange Commission. If we determine that the sale of our common stock is necessary to obtain additional capital and that the shares being sold will require registration, this process could require several months before such a registration becomes effective and may not provide sufficient time as allowed in the LOI.  There is no assurance that such a registration will become effective or that if it does become effective, that we will be able to sell shares of our common stock at a price consistent with past transactions or at any price.  No decision has been made by the Company regarding these matters.

If our efforts to complete the transaction contemplated by the LOI are not successful, we intend to pursue the acquisition of other oil and gas properties. This pursuit may again require substantially greater capital than we currently have available and obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock. Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties. The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and will impact our future cash flows.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure. Based upon this evaluation, Mr. Owens concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent quarterly period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ring Energy, Inc.

Date: November 9, 2011

By: /s/ Robert Steve Owens

Robert “Steve” Owens

President & Chief Financial Officer