Form 10-K
period 2011-12-31
RING ENERGY, INC.
filed 2012-03-20
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  X . No

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

Yes      . No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $13,670,780.

The number of shares outstanding of the registrant’s common stock on March 9, 2012, was 5,786,884.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this annual report on Form 10-K (“report”) that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements.”  All statements, other than statements of historical or present facts, include the information concerning our future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations are forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

PART I

ITEM 1.  BUSINESS

General development of business

We were organized pursuant to the laws of the State of Nevada in 2004.  Since that time we have been involved in various natural resource ventures, and since March 2008 we have been exclusively engaged in the search for one or more oil and gas leases in which we could acquire a working interest for the purpose of developing such leases and the marketing of crude oil and natural gas derived there from.  During 2008 we issued 500,000 shares of our common stock for gross proceeds of $1,500,000 and utilized these proceeds to acquire oil and gas leases consisting of a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, known as the Anderson Prospect (“Prospect”).  We acquired our interest in the Prospect from Big Star Oil & Gas, LLC (“Big Star”), who is the independent operator of the Prospect.  We drilled an initial well, known as the Eastland #1 (the “Well”) to a total depth of approximately 7,800 feet to the Pennsylvania Reef formation.  This zone was determined to be non-commercial and we subsequently completed the Well in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009.  Through November 2009, our total costs to acquire the Prospect and drill and complete the Well were $296,042.  Production from the Well decreased rapidly and in January 2011 we elected not to participate with the operator in a recompletion of the Well.  As a result of this election, we will not share in the production from the Well until those participating in the recompletion have recovered their drilling costs.  We evaluated our investment in the Well at December 31, 2010 and have determined that the Well is not commercial and have therefore impaired the Prospect for its total cost.

On September 28, 2011, we entered into a Letter of Intent (“LOI”) with Stanford Energy, Inc. (“Stanford Energy”) and two of its shareholders to acquire all of the outstanding common stock of Stanford Energy.  The LOI expired on January 15, 2012 and on February 6, 2012; we entered into a second non-binding LOI with Stanford Energy and two of its shareholders to acquire all of the outstanding stock of Stanford Energy in exchange for a total of 3,440,000 shares of our common stock.  Closing is anticipated to be held on March 30, 2012.  Stanford Energy holds interests in oil and gas properties located in Andrews County, Texas.  Each party will be responsible for and bear its respective expenses and fees incurred by it in connection with the LOI and the transactions contemplated thereby.  Notwithstanding the foregoing, we have paid to Stanford, and Stanford acknowledges receipt of, a non-refundable transaction fee in the amount of $250,000.  In addition, we have loaned a total of $1,000,000 to Stanford for which we have received a promissory note bearing interest at 5% per annum and have agreed to loan up to an additional $250,000 to Stanford, as disclosed in our report on Form 8-K filed with the Commission on February 1, 2012.  On February 11, 2012, we loaned $50,000 to Stanford under the second promissory note.

We intend to proceed with the preparation of a definitive acquisition agreement the specific terms of which remain subject to further negotiation between the parties.  Closing of the definitive agreement will be subject to completion of customary due diligence by the parties and verification of the valuation of the interest of Stanford Energy in the properties.  We have agreed for a period of 120 days not to take any action to encourage, solicit, initiate or otherwise facilitate the submission by a third party, or negotiate or enter into any other contract or agreement with any other entity, the purpose of which would be to sell, directly or indirectly, our assets or stock, including by way of merger, business combination or otherwise, in a manner inconsistent with the provisions of the LOI.

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

On November 15, 2011, we commenced a non-public offering of up to 1,250,000 common shares at $4.00 per share.  We closed the offering on December 23, 2011, with net proceeds, after incidental costs of the offering, of $4,665,169 and issued a total of 1,167,504 shares of common stock to the investors.  On December 23, 2011, we commenced a second non-public offering of up to 1,250,000 common shares at $4.00 per share.  The second offering was closed on January 30, 2012, with net proceeds, after incidental costs of the offering, of $4,280,555 and issued 1,071,180 shares of common stock to the investors.  The shares issued in these offerings were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition to the foregoing, we continue to pursue the acquisition of oil and gas leases in our own right.

On March 1, 2012, we entered into a letter agreement with Patriot Royalty & Land, LLC to purchase a 100% working interest, with a corresponding 75% net revenue interest in leases contain approximately 161.4 acres located in Andrews County, Texas.  The purchase price for the lease is $700 per acre for a total of $112,980.  To the extent seller is not able to provide satisfactory title to all 161.4 acres, it will provide satisfactory title to a minimum of 137.19 acres at $700 per acre, thus reducing the purchase price to $96,033.  Closing is scheduled for April 10, 2012, and is subject to completion satisfactory due diligence by the Company.  In the event any of the leases expire and are extended by the Company prior to January 31, 2016, we have agreed to assign the seller a 1.5% overriding royalty in the renewed or extended lease.

Also, we have placed $82,800 in escrow for the purchase from Fisher Royalties of a working interest in approximately 280 acres located in Andrews County, Texas.  Closing of the transaction is subject to completion of satisfactory due diligence by the Company.

We are also making an application in the State of Taxes that will allow us to become an operator of oil and gas operations within that state.  At February 15, 2012, we had approximately $8.5 million in cash with which to maintain ongoing operations and to engage in further oil and gas activities.  In addition, we hold an unsecured note receivable bearing interest at 5% per annum due on January 30, 2013, from Stanford Energy in the amount of $1.05 million.

To the extent possible, we are partial to the acquisition of producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate off-shore properties or properties located outside of the United States of America.

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

The oil and natural gas industry has experienced both fluctuations in the price of oil and in the price of gas.  These events are largely due to the occurrence of worldwide man made as well and natural events.  Not all of these events are directly related to the oil and gas industry.  Nevertheless, their occurrence has affected an increase in the price of oil and as a consequence, an increase in the cost to acquire oil properties.  A resultant effect has been an increase in the period required to potentially obtain a return on invested capital.  As these events have unfolded, we have not been able to reap any benefits from the increased oil prices and in general these factors have worked against us in attempting to acquire oil and/or gas properties at what we considered to be reasonably priced.

Drilling and Completion Risks

As evidenced by the Well that we completed in 2009, there are substantial risks associated with the drilling of oil and gas wells, particularly when such wells are exploratory wells.  The cost of acquiring a leasehold interest in developed properties is substantially greater than properties without existing wells where offset wells could be drilled.  Our present operations have been exploratory in nature; however, in the future we intend to pursue the acquisition of an interest in developmental oil and gas leases or developed undrilled leases.  We will evaluate the risks associated with each property we investigate on a property by property basis.

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

ITEM 1A.  RISK FACTORS

The Company has a lack of operating history.

Even though we have been engaged in the oil and gas business for several years, we have not been able to successfully develop our oil and gas leasehold interests.  As a non-operator, we are to some degree dependent on the operator’s willingness to initiate a drilling program that we believe will meet our objectives.  We are in the process of applying to the Rail Road Commission in the State of Texas to become an operator.  Until the application is approved, we will be dependent on others to operate any leasehold interest that we currently hold or that we may acquire in the future.

Management’s lack of knowledge regarding new technology in oil and gas operations.

The Company and its current management have not been engaged in oil and gas field operations for several years.  Current technology has changed many of the aspects of drilling oil and gas wells and their operations.  As an operator, the importance of being knowledgeable about these new aspects is increased because the operator is responsible for initiating and maintaining all aspects of seeking out appropriate drilling locations, the drilling of the well and its subsequent operations.  Thus, the Company will seek to employ or otherwise retain individuals competent in these aspects of our business.  There is no assurance that we will be able to find individuals who we believe will serve to enhance our business.

The Company lacks profitable operations.

The Well drilled on the Prospect only yielded several months of production.  Otherwise we have not been engaged in actual field operations.  The cash required to operate the Company and to seek out additional oil and gas properties has been supplied through the sale of the Company’s common stock.  Our common stock is not actively traded and consequently, our ability to continue to have available cash to both fund our operations and to seek additional oil and gas properties may be curtailed if we do not have profitable oil and gas operations in the future.

The Company’s financial position could change.

As of December 31, 2011 we had total liabilities of $5,645 and $4,423,913 in cash.  We have subsequently increased our cash position through the sale of our common stock and currently have a cash position of approximately $8.3 million and a receivable from Stanford of approximately $1.1 million.  The acquisition of Stanford, pursuant to the LOI previously discussed, will allow us to commence drilling oil and gas wells immediately.  Based on discussions with management of Stanford and assuming the Stanford transaction closes, the cost of drilling a well on the properties currently held by Stanford, which properties generally have a working interest of 100% and a net revenue interest of 75%, would be approximately $600,000.  Thus, our cash position would be depleted substantially with each well drilled and no assurance can be given that we would be successful in drilling a commercially productive well.  Thus, the possibility exists that our cash position would be significantly reduced without a corresponding increase in cash flow from a producing well.

The Company’s business or proposed business is subject to delay.

The definitive agreement that the Company and Stanford will enter into pursuant to the LOI will contain numerous provisions that may require a substantial amount of time to obtain.  The transaction described in the LOI is intended to be effective as of January 1, 2012; however, until the transaction closes, we will not benefit from any oil and gas production generated by Stanford.  Any delay in the closing of the transaction contemplated by the LOI will negatively impact our cash flow.

There is a lack of a market for the Company’s common equity securities.

We have been dependent on the sale of our common stock to fund our operations; nevertheless, there is a lack of marketability for our common equity securities.  Our ability to continue to obtain capital through the sale of our common stock is questionable if purchasers of our common stock are not able to sell the stock they have purchased into the marketplace.  The ability of management to find securities firms or broker/dealers into making a market in our common stock cannot be assured.  Consequently, our future ability to obtain capital through the non-public offering of our common stock is questionable.

The Company’s oil and gas business operates in highly competitive environments, which affect, among other things, its results of operations and its ability to acquire additional oil and gas producing properties.

The Company’s oil and gas production is dependent on acquiring oil and gas properties that have substantial reserves.  We believe that the acquisition of Stanford as described in the LOI will go a long way in accomplishing this goal.  Nevertheless, until this transaction closes, of which there is no assurance that it will, the Company will be dependent on current management to seek out and acquire producing oil and gas properties, an interest in such properties and/or leasehold interests that hold the potential for drilling wells that result in production.

The Company has many competitors (including national oil companies), some of which are larger and better funded, and that may be willing to accept greater risks or have special competencies.  Competition for reserves may make it more difficult to find attractive investment opportunities or require delay of expected reserve replacement efforts.  Cash conservation considerations during periods of low product prices may delay production growth and reserve replacement efforts.  These are challenges that the Company faces if the transaction contemplated by the LOI does not close and the Company is required to seek profitable operations from other sources.

Governmental actions may affect the Company’s ability to obtain profitable operations.

Inasmuch as governmental agencies and many political interests are involved in the oil and gas business, we may face additional risks as we seek to acquire oil and gas leasehold interests, such as:

•

new or amended laws and regulations, including those related to taxes, royalty rates, permitted production rates, import, export and use of equipment and environmental protection, all of which may increase costs or reduce the demand for the Company's products;

•

reduction of production limits of any kind;

•

refusal or delay in the extension or grant of, exploration, production or development contracts; and

•

we intend to acquire operation oil and gas properties that are considered a business acquisition for SEC accounting purposes and we may not be able to obtain the necessary historical information in order to consummate the transaction.

The Company faces risks associated with its mergers, acquisitions and divestitures.

The Company’s merger and acquisition activities as described in the LOI carry risks that may not be fully realized at the present time.  Even though no such risks are anticipated, there is no assurance that the closing of the transaction contemplated with Stanford will be accomplished in a timely manner or ever.  Significant accounting requirements including disclosures of past activities are entailed in the oil and gas accounting requirements imposed on Stanford prior to the closing of the transaction.  These pose a substantial risk to the Company when intending to close its transaction with Stanford. a non-public entity, because private entities in general are not required to maintain this detailed information.  Consequently a significant burden is placed on Stanford to obtain that information.

The Company’s oil and gas reserves are based on professional judgments and may be subject to revision.

The Company currently has no oil and gas reserves.  If and when the Stanford acquisition is completed, the calculations of oil and gas reserves will become an obligation of the Company.  Therefore, in the future we will need to depend on estimates concerning reservoir characteristics and recoverability, as well as oil and gas prices, capital costs and operating costs.  If the Company were required to make unanticipated significant negative reserve revisions, its results of operations and stock price could be adversely affected.

Concerns about climate change or energy dependence may affect the Company’s operations or results of operations.

The Company’s future operations will be required to assess the effects of ongoing scientific effort to assess and quantify the effects of climate change and the potential human influences on climate, and related efforts by certain U.S. Jurisdictions to propose or adopt legislation, regulations or policies seeking to control or reduce emissions of “greenhouse gases” or consumption of fossil fuels.  As a result of these efforts, the Company may face risks of delays in new or expanded development projects and increases in taxes.  These and other factors may have an impact on the Company’s as it faces risks of increases in the costs to produce, reductions in the demand for, and restrictions on the use of, its products.

The Company’s businesses may experience catastrophic events.

The occurrence of natural disasters, such as earthquakes, hurricanes and floods, and events such as well blowouts, oilfield fires, industrial accidents and other events that cause operations to cease, may affect the Company’s businesses.  The properties that the Company will acquire at the time of closing of the Stanford acquisition are not located in areas that are generally subject to such catastrophic events.  Nevertheless, the Company intends to expand into other areas and obtain other properties where catastrophic events are more likely to occur.  Third-party insurance may not provide adequate coverage or the Company may be self-insured with respect to the related losses.

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

We hold a 25% working interest (18.75% net revenue interest) in leases covering 440 acres located in Howard County, Texas, on which we drilled a single well.  We have elected not to participate in the recompletion of the Well and we may not be entitled to receive future revenue from the Well or from the Prospect.  Consequently, the potential volume of recoverable oil that this well could produce has not been determined in any reserve classification.  During 2011 our oil and gas producing activities were focused on the acquisition of additional oil and gas leases and these efforts did not generate any revenue as a result of oil and/or gas production.

ITEM 3.  LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to our company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded on the OTC Markets QB under the trading symbol “RNGE”.  We have only one class of common stock and we have no shares of preferred stock authorized for issuance.  The table below sets forth for the periods indicated the quarterly high and low bid prices of our common stock, based on information provided to us by OTC Markets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Furthermore, transactions in our common stock are extremely limited and the bid prices provided below may not be indicative of prices if the company’s common stock were trading in an established public trading market.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	$4.30	$1.75
	Second	$12.20	$4.00
	Third	$12.20	$4.00
	Fourth	$4.50	$2.26
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$4.00	$4.00
	Second	$4.00	$4.00
	Third	$4.00	$4.00
	Fourth	$4.00	$4.00

Holders, Dividends and Other Information

We have 75,000,000 shares of common stock authorized, of which 5,786,884 shares are issued and outstanding to approximately 172 shareholders of record on March 9, 2012.  Shareholders of record are determined from the records of our transfer agent and do not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We have not declared or paid any cash dividends since inception and we do not anticipate or contemplate paying any dividends in the foreseeable future.

We have not adopted and do not anticipate adopting any compensation plans pursuant to which we would issue any equity securities.  We have no outstanding options, warrants, or other instruments convertible into shares of our common stock.  We have not granted any registration rights to anyone with respect to our currently issued and outstanding shares of common stock and we have not entered into any agreements to issue any additional shares of our capital stock.  We have entered into an LOI pursuant to which we would issue shares of our common stock; however, we have not entered into a definitive agreement as required by the LOI.  We have made no purchases of our common stock in the public market nor have we directed anyone to purchase shares of our common stock on our behalf.

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

We believe that the following critical accounting policies have affected our financial statements and the judgments and estimates used in the preparation thereof:

We use the “full cost” method of accounting for our oil and gas properties.  Under this method, all property acquisition costs and the costs of all exploratory and development wells are capitalized when incurred.  Depreciation and depletion result from the use of the units-of-production method.  Impairments are recorded when the combined or pooled net book value of all our properties is not recoverable based on current estimates of expected future cash flows.  Inasmuch as we have only one property and have drilled only one well, the effects of the results of this one well are not being pooled with results of any other wells or properties.

During the quarter ended June 30, 2010, we determined that the potential volume of recoverable oil from the Prospect may not be economically producible and impaired our remaining costs of the Prospect at that time.  During January 2011 we elected not to participate in the reworking of the well and therefore may have lost a portion, if not all, of our interest in the Prospect.  Inasmuch as we have impaired the Prospect to its fullest extent, the loss of our interest in the Prospect will not have an adverse effect on our financial position and future results of operations.  Furthermore, if the operator were to locate additional oil or gas reserves as a result of its activities on the Prospect, we may not benefit from those activities and have therefore not included any reserve information in any classification.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and all components of total current assets and current liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items.  All cash deposits are held in one financial institution and amounts over $250,000 and are not federally insured.

Liquidity and capital resources – December 31, 2011 and 2010

For purposes of this discussion, the year end balances at December 31, 2011 shall be referred to as “2011-December”; the balances at December 31, 2010 shall be referred to as “2010-December”.

Our total assets increased to $5,283,730 from $939,797 or by $4,343,933, between 2011-December and 2010-December, which amount represents a 462% increase in our total assets.  During this time period we also decreased our total liabilities by $984 or 14.8%.

At 2011-December, $4,423,913 of our total assets or 84% of our total assets were comprised of cash and cash equivalents.  Our working capital at 2011-December of $5,278,085 is also comprised primarily of cash and cash equivalents (84%).  We intend to keep the remaining portion of our current assets in cash or cash equivalents in order to avail ourselves of opportunities to acquire additional oil and gas investments.  In the process of identifying potential oil and gas properties for acquisition, we will incur cost for geological evaluations and legal fees to determine if the property holds potential for profitable development and what our ownership interest might be.

During December 2011 and January 2012 we sold 2,238,684 shares of our common stock at $4.00 per share through the efforts of our officers and directors and have received net proceeds (after legal fees and filing costs) of $8,945,724.  We believe that this amount is sufficient for us to acquire oil and gas leases and to commence a drilling program.  If we acquire oil and gas leases and/or if the LOI closes, we may seek additional capital in order to pursue a more aggressive drilling program.  Obtaining such additional capital may require that we issue additional shares or our common stock or warrants to purchase shares of our common stock and will in all likelihood require that we engage an investment banker or a broker/dealer.  The sale of our common stock along with the commissions that we may pay in that regard will dilute the percentage ownership that our current stockholders have in our Company.  We have entered into no such arrangements at the time this report is issued.

As our oil and gas activities increase, we may request that other individuals serve as either members of our board of directors or as officers of our company or both.  Such individuals may require that we pay them a bonus at the time they are hired and/or that we issue stock options/warrants to purchase shares of our common stock.  All of these actions will have a dilutive effect on the ownership interest of our common stockholders.  The valuations of stock options and warrants and their terms of exercise will have a negative effect on the earnings from operations that we may experience in the future.  We are not able to estimate or determine what those effects are at the present time.  We have no definitive agreements with anyone with regard to any matters discussed in this section of our report.

Furthermore, we may issue shares of our common stock as partial or full consideration of oil and gas properties that we may acquire.  Such stock issuances will have a dilutive effect on the ownership interest of our present stockholders in our Company.  Due to the low volume of trading of our common stock in the over-the-counter marketplace, it may be difficult to arrive at a “market value” price per share for our common stock.  The value placed on our common stock in any transaction may not be indicative or the price paid by purchasers of our common stock either in the over-the-counter market or pursuant to sales made by officers and directors of the Company that were exempt from registration.  The effects of the issuance of our common stock will more than likely result in an initial decrease in the net asset value of our common stock.  Nevertheless, we believe that any such transactions will over time have a favorable effect on our company’s valuation, both in terms of net asset value and acceptance in the market place.  We can provide no assurance that such an outcome will occur.  We have no definitive agreement with anyone with respect to the purchase of any oil or gas properties.  Besides the LOI entered into on February 6, 2012 and the letter agreement entered into on March 1, 2012, as mentioned above, we have no intended prospect that we are considering and there is no assurance that we will be able to locate any future prospects.  In addition, there is no assurance that any capital raising activities will be successful.

Results of operations – fiscal periods ended December 31, 2011 and 2010

For purposes of this discussion, results of operations for the 12 month period ended December 31, 2011 shall be referred to as “2011 Year End” and the 12 month period ended December 31, 2010 shall be referred to “2010 Year End”.

We received production from the Well during the 2011 Year End and also during the 2010 Year End in the amounts of $2,624 and $8,269, respectively.  Production costs during those same periods amounted to $600 and $8,429, respectively.  Our total costs to acquire the Prospect and drill and complete the Well were $296,042.  Based on the decline of production from the Well and our election to not participate in the recompletion of the Well, we impaired all costs of acquiring the Prospect and drilling and equipping the Well during the 2010 Year End.

Because we impaired the Prospect and the Well to the fullest extent in the 2010 Year End, revenue derived from the Well during the 2011 Year End was subject only to production costs and resulted in a gain from oil and gas operations of $2,024.  During the 2010 Year End our loss from operations amounted to $1,623.

General and administrative expenses increased from $57,349 during the 2010 Year End to $78,478 during the 2011 Year End or an increase of 37%.  The largest component of general and administrative expense in each of these periods was accounting and legal fees of $28,018 during the 2011 Year End and $19,779, for the 2010 Year End.  We currently sustain fixed costs of $1,250 per month for director fees ($1,000 being paid to Mr. Nestripke and $250 being paid to Mr. Owens) and $1,100 for a month-by-months lease.  We anticipate that quarterly review fees of our financial statements by our auditing firm and the legal review of our filings with the SEC will continue into the future.  We estimate those costs to increase substantially as our operations increase.

We anticipate increased general and administrative costs in the upcoming quarters as a result of our search to acquire oil and gas properties.  To the extent that we hire, either as employees of the company or as consultants, individuals to assist us in the search for productive oil and gas properties and the operations of those properties, such cost would be a substantial increase over the amounts currently being paid to our directors.  We have entered into preliminary discussions with a few individuals regarding their service to the Company in some capacity; however, we have not been able to conclude our discussion and reach any type of agreement at this time.

We believe that it is inevitable that the capitalization of our company will change at some time during the year ended December 31, 2012. During the 2011 Year End, the loss per share was $0.09, compared to a loss per share of $0.02 for the 2010 Year End.

Off-balance sheet arrangements

We did not engage in any off-balance sheet arrangements during any period presented in our financial statements.  We did not have any off-balance sheet arrangements at December 31, 2011 and have not entered into any off-balance sheet arrangements since that date.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our principal executive and financial officer, Robert “Steve” Owens, conduced an evaluation, as of the end of the period covered by this report, of whether our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.  Based upon this evaluation, Mr. Owens concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed our internal control over financial reporting as of our year ended December 31, 2011.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment of the effectiveness of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)	Director Since
Robert “Steve” Owens	68	Director, President, CFO	2008
Robert Morley	66	Director	2008
Michael Harland	68	Director	2008
Denny W. Nestripke	64	Chairman, Vice President	2009

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

Michael Harland has served as a director since March, 2008.  Since 1998 Mr. Harland has served as a senior investment associate for Casey Development, Inc., a privately held real estate development and brokerage entity located in San Diego, California.  Mr. Harland has not been appointed to serve on any Company committees and does not perform any other functions for the Company.  In this capacity Mr. Harland will be able to provide an objective viewpoint on matters requiring Board of Director approval.

Denny W. Nestripke has served as the Chairman of the Board of Directors and as the Audit Committee Financial Expert since August 2009 and as Vice President since January 2012.  Prior to August 2009, he served as a consultant to the Company commencing in March 2009.  Since 2004 Mr. Nestripke has been a self-employed certified public accountant.  In addition, from 2006 through 2010, he was employed part-time by Alpine Securities Corporation, where he held supervisory positions for a short period of time.  He is currently not registered with any FINRA firm.  Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science degree in family ecology in 2005 from the same institution.  We believe that Mr. Nestripke’s background and knowledge of accounting will continue to assist us in the proper recording of financial data and in the presentation of that data in financial statements that we provide to stockholders and others interested in our company.

Other than Mr. Nestripke who currently holds a directorship in Evetsco, Inc., a Delaware corporation, and who held a directorship in Merilus, Inc., a Nevada corporation, from October 20, 2005 to May 7, 2006 and a directorship in American Sands Energy Corp., a Delaware corporation, from February 1, 2010 to June 2, 2011, none of our directors currently holds or has held any directorships with any companies having a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.  None of our directors has been involved in any legal proceedings during the past ten years; including a petition filed under Federal bankruptcy laws or any state insolvency law, any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.  Furthermore, none of our directors has been convicted of or have pending any criminal proceedings (excluding traffic violations and other minor offenses).

Code of Ethics

We have adopted a code of ethics for our chief executive officer and chief financial officer and any director engaged in a business that may potentially conflict with our business operations.  This code of ethics was filed as Exhibit 14 to our Form 10-K for the year ended September 30, 2009.

Corporate Governance

We do not have a nominating committee or committee performing similar functions and we do not have a policy for the qualification, identification, evaluation or consideration of director candidates.  Directors are selected solely by our current Board of Directors.  We have not received any nominees recommended by our stockholders for positions on our Board of Directors.  During the year ended December 31, 2011, there were no material changes to the procedures by which security holders could recommend nominees to our Board of Directors.

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

Audit Committee

During April, 2009 we established an audit committee, with Mr. Morley serving as its sole member until August 2009 when Mr. Nestripke was appointed to this committee.  At the time of Mr. Nestripke’s appointment, he was also designated as the Audit Committee Financial Expert and the Board of Directors determined that Mr. Nestripke was independent with respect to the company.  Our audit committee has not established a charter.  The audit committee has received a letter from its independent registered public accounting firm regarding the disclosures contained in the financial statements.  This letter contained no adverse comments nor did it disclose any information that would lead the audit committee to believe that our independent registered public accounting firm’s independence is or was compromised.

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors.  Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Robert “Steve” Owens, Secretary, Ring Energy, Inc., 18 ½ East State Street, Suite 202, Redlands, CA 92373.

Leadership Structure

Mr. Owens serves as our Chief Executive Officer and Principal Financial and Accounting Officer.  Mr. Owens makes the determination to initiate a company obligation and approves the payment of invoices related to such obligation.  Mr. Nestripke, the Chairman of the Board of Directors, Vice President and Audit Committee Financial Expert, pays approved invoices and performs the recording function in an electronic bookkeeping system.  Recorded financial transactions are reviewed by Mr. Owens and by Mr. Morley, a member of the Audit Committee.  The determination to enter into non-routine transactions, such as the acquisition of oil and gas properties, the lending capital to other entities, or the initiation of a drilling project, requires approval of the Board of Directors, which includes Mr. Harland, who does not perform any other leadership functions within the company.  The Company has determined that this leadership structure is appropriate given the specific characteristics or circumstances of its operations and the fact that our directors collectively own less than 4% of the issued and outstanding common stock of the company and individually not more than 1.5%.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Robert “Steve” Owens is the sole person who served as an executive officer during the year ended December 31, 2011.  The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to Mr. Owens for all services rendered in all capacities to our company for the years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	All Other Compensation	Total
Robert “Steve” Owens, CEO	2011	$3,000	$3,000
	2010	$3,000	$3,000

We do not have an employment agreement with Mr. Owens and the Board of Directors has not adopted any compensation policy for Mr. Owens.  We pay him a director fee of $250 per month beginning in 2010.

Equity Awards

No executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2011.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Mr. Owens, for the last fiscal year ended December 31, 2011:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of February 10, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group.  The address with respect to each of the individuals listed below is c/o Ring Energy, Inc., 18 ½ East State Street, Suite 202, Redlands, California 92373.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Robert “Steve” Owens	50,000	0.86%
Robert Morley	70,000	1.21%
Michael Harland	25,000	0.43%
Denny W. Nestripke	27,000(2)	0.47%
Executive Officers and Directors as a Group (4 Persons)	172,000	2.97%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  At February 10, 2012, we had 5,786,884 shares of common stock outstanding.

(2)

Includes 15,000 shares held in an IRA and 2,000 shares held in a brokerage account.

We have entered into a letter of intent pursuant to which we propose to issue 3,440,000 shares of our common stock to the shareholders of Stanford, which would represent approximately 37.28% of the 9,226,884 outstanding shares at closing.  Otherwise, we are not aware of any arrangements including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change in control or our company.

At December 31, 2011, we had no compensation plans authorized under which we could issue any equity securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008, we entered into a lease arrangement with an entity that is an affiliate of the bother-in-law of Mr. Owens, our President.  This lease arrangement was subsequently modified to a month-to-month lease and includes all telephone line charges.  Total payments of $13,200 and $12,700 were made during the year ended December 31, 2011 and 2010, respectively.  Other than this transaction, no other transaction was entered into nor are we proposing to enter into any transaction with a related person in which the amount involved exceeded the lesser of $120,000 or one percent of our average total assets at year end December 31, 2011 or at year end December 31, 2010.  Our company does not have any parent company.

Director Independence

Our common stock is not listed on a national securities exchange or on an inter-dealer quotation system which has requirements that directors be independent.  We have adopted an independence standard that requires a person to be considered an independent director if he or she is not an officer of the company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  As of December 31, 2011, our Board of Directors has determined that Mr. Owens, our chief executive officer, our chief financial officer, and a director, does not qualify as being an independent director based on the above standard and that all other directors are independent.

Our audit committee is comprised of two members of our Board of Directors, Mr. Morley and Mr. Nestripke.  As of December 31, 2011, based on our independence standard, these two individuals are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the years ended December 31, 2011 and December 31, 2010 by our independent registered public accounting firm, Haynie & Company were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Audit Fees	$12,450	$10,600
Audit Related Fees	$0	$0
Tax Fees	$2,500	$2,100
All Other Fees	$0	$0

Total Fees	$14,950	$12,700

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

Audit Committee

Our Audit Committee has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Articles of Incorporation	8-A	000-53920	3.1	3/31/10
3.2		Current Bylaws	8-A	000-53920	3.2	3/31/10
10.1		Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012					X
14.1		Code of Ethics	10-K	333-140024	14	12/29/09
31.1		Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1		Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: March 13, 2012

By: /s/ Robert “Steve” Owens

Robert “Steve” Owens, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Robert “Steve” Owens Robert “Steve” Owens	Director, President, Treasurer, and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)	March 13, 2012
/s/ Michael Harland Michael Harland	Director	March 13, 2012
/s/ Robert Morley Robert Morley	Director	March 13, 2012
/s/ Denny W. Nestripke Denny W. Nestripke	Chairman, Vice President	March 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RING ENERGY, Inc

We have audited the accompanying balance sheets of RING ENERGY, Inc (a development stage entity) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and the period from inception (July 30, 2004) to December 31, 2011. RING ENERGY, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RING ENERGY, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from inception (July 30, 2004) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Co.

Salt Lake City, UT

March 13, 2012

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	December 31,
	2011	2010
Assets:
Current Assets:
Cash and cash equivalents	$4,423,913	$931,103
Deposits	1,000	1,000
Prepaid expenses	1,100	1,900
Total Current Assets	4,426,013	934,003

Non-current Assets:
Related party notes and interest receivable	853,122	-

Office Furniture (net)	4,595	5,794

Total Assets	$5,283,730	$939,797

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$5,645	$5,420
Oil and gas drilling and operating costs payable	-	1,209
Total Current Liabilities	5,645	6,629
Total Liabilities	5,645	6,629

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,715,704 and 3,548,200 shares issued and outstanding at December 31, 2011 and 2010, respectively	4,716	3,548
Paid-in capital	6,335,738	1,671,741
Deficit accumulated during the development stage	(1,062,369)	(742,121)
Total Stockholders' Equity	5,278,085	933,168

Total Liabilities and Stockholders' Equity	$5,283,730	$939,797

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Operations

			Inception of
			Development
			Stage (July 30,
	Year Ended		2004) through
	December 31,		December 31,
	2011	2010	2011

Revenue from oil and gas properties	$2,624	$8,269	$16,744
Production costs	(600)	(8,429)	(15,252)
Depreciation, depletion, amortization	-	(1,463)	(3,125)
Results from oil and gas operations	2,024	(1,623)	(1,633)

General and Administrative Expenses:
Accounting and legal	28,018	19,779	181,763
Advertising and promotion	-	-	49,614
Consulting	10,275	5,175	135,450
Management and director fees	15,000	15,000	62,400
Transfer agent and filing	6,515	1,770	33,319
Rent	13,200	12,700	44,400
Depreciation	1,199	1,199	3,797
Other	4,271	1,726	44,042
Total General Administrative Expenses	78,478	57,349	554,785
Non-refundable transaction fee	250,000	-	250,000
Loss From Operations	(326,454)	(58,972)	(806,418)

Other Income and (Expense):
Dividend and interest Income	6,206	3,208	42,187
Interest expense	-	-	(5,221)
Loss on impairment of oil and gas properties	-	(22,655)	(292,917)
Total Other Income and (Expense)	6,206	(19,447)	(255,951)

Net Loss Applicable to Common Stockholders	$(320,248)	$(78,419)	$(1,062,369)

Net loss per common share, basic and diluted	$(0.09)	$(0.02)

Average number of common shares outstanding	3,576,988	3,548,200

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Stockholders' Equity

				Deficit
				Accumulated
				During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception of development stage July 30, 2004	-	$-	$-	$-	$-
Common stock issued for services at $0.0012 per share during the fiscal year ended September 30, 2004	1,666,667	1,667	333	-	2,000
Common stock issued for cash at $0.024 per share during the fiscal year ended September 30, 2006	1,374,550	1,374	31,616	-	32,990
Interest imputed during the fiscal year ended September 30, 2007	-	-	3,766	-	3,766
Contributed capital during the fiscal year ended September 30, 2007	-	-	60,000	-	60,000
Interest imputed during the fiscal year ended September 30, 2008	-	-	1,455	-	1,455
Forgiveness of related party payable during the fiscal year ended September 30, 2008	-	-	75,078	-	75,078
Common stock issued for cash at $3.00 per share during the fiscal year ended September 30, 2008	500,000	500	1,499,500	-	1,500,000
Common stock issued as a result of a 1 for 18 reverse stock split during the quarter ended December 31, 2008	6,983	7	(7)	-	-
Net loss from inception of development stage through December 31, 2009	-	-	-	(663,702)	-

Balance, December 31, 2009	3,548,200	3,548	1,671,741	(663,702)	1,011,587
Net loss for the year ended December 31, 2010	-	-	-	(78,419)	(78,419)

Balance, December 31, 2010	3,548,200	3,548	1,671,741	(742,121)	933,168
Common stock issued for cash at $4.00per share during the quarter ended December 31, 2011	1,167,504	1,168	4,663,997	-	4,665,165
Net loss for the year ended December 31, 2011	-	-	-	(320,248)	(320,248)

Balance, December 31, 2011	4,715,704	$4,716	$6,335,738	$(1,062,369)	$5,278,085

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows

			Inception of
			Development
			Stage (July 30,
	Year Ended		2004) through
	December 31,		December 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(320,248)	$(78,419)	$(1,062,369)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization expense	1,199	2,662	6,922
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Loss on impairment	-	22,655	292,917
Changes in working capital balances related to operations:
(Increase) in note interest receivable	(3,122)	-	(3,122)
Decrease in oil production receivable	-	5,623	-
(Increase) decrease in prepaid expense	800	(900)	(1,429)
(Increase) in deposits	-	-	(116)
Increase (decrease) in accounts payable and accrued liabilities	225	(2,100)	4,704
Increase (decrease) in drilling and operating costs payable	(1,209)	(12,278)	-
Net Cash Flows Provided (Used) by Operating Activities	(322,355)	(62,757)	(747,355)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Available for sale investments	-	-	386
Note receivable	(850,000)	-	(850,000)
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	-	-	(296,042)
Net Cash Flows Provided (Used) by Investing Activities	(850,000)	-	(1,161,965)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock, net of costs	4,665,165	-	6,258,155
Net Cash Flows Provided by Financing Activities	4,665,165	-	6,333,233

Net Increase (Decrease) in Cash and Cash Equivalents	3,492,810	(62,757)	4,423,913
Cash and cash equivalents at beginning of period	931,103	993,860	-
Cash and Cash Equivalents at End of Period	$4,423,913	$931,103	$4,423,913

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Statements of Cash Flows (Continued)

			Inception of
			Development
			Stage (July 30,
	Year Ended		2004) through
	December 31,		December 31,
	2011	2010	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Financial Statements

December 31, 2011 and 2010

Note 1: Organization and Summary of Significant Accounting Policies

Organization – Ring Energy, Inc., a development stage entity (the “Company”), was incorporated in the State of Nevada on July 30, 2004 as Blanca Corporation and subsequently changed its name to Transglobal Mining Corp. During March 2008, the name was changed to Ring Energy, Inc. Since its inception the Company has been engaged in various aspects of the extractive industry and currently holds a 25% non-operating working interest (18 ¾% net revenue interest) in an oil and gas lease comprising 440 total acres located in Howard County, Texas, known as the Anderson Prospect (the “Prospect”). One well was completed on the Prospect known as the Eastland #1 (the “Well”). The production of oil from the Well has consistently decreased which has resulted in an impairment of the cost of the Well and subsequently the entire Prospect.

In September 2011, the Company entered into a non-binding letter of intent with stockholders owning a majority of the issued and outstanding common stock of Stanford Energy, Inc., a Texas corporation, (“Stanford”) whereby it was intended that the Company acquire all of the issued and outstanding shares of common stock of Stanford. In conjunction therewith the Company paid a $250,000 non-refundable transaction fee to Stanford. Subsequently the Company made advances to Stanford which, at December 31, 2011 amounted to $850,000. On January 30, 2012, the Company entered into an unsecured note receivable with Stanford in the amount of $1,006,978 which includes interest at 5% per annum from the time of each advance. Stanford is an oil and gas operator holding mineral leases in Andrews County, Texas. See Note 6 Subsequent Events.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. All cash deposits are held in one financial institution and amounts over $250,000 and are not federally insured.

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

Oil and Gas Properties – The Company utilizes the full cost method of accounting for oil and gas properties. Under this method all costs associated with acquisition, exploration, and development of oil and gas properties, including equipping of productive wells, are capitalized and are subject to depletion and/or impairment. The Company commenced the production of oil from the Well during 2009 and utilized the unit-of-production method to deplete a total of $3,125. In addition, during 2009 the Company impaired the Prospect in the amount of $270,262 and during 2010 the balance of the Company’s cost in the Prospects was impaired for an additional $22,655. In January 2011, the Company elected not to participate in the cost of the recompleting the Well and therefore may not receive any future benefit from the Well and possibly the Prospect.

Depreciation – The Company maintains office furniture at its corporate office that is recorded at cost and depreciated using the straight-line method over a seven year period. Depreciation for the years ended December 31, 2011 and 2010 was $1,199 and $1,199, respectively, and accumulated depreciation was $3,796 and $2,597, respectively.

Fair Value Accounting – The carrying amounts reported on the balance sheets for cash and cash equivalents, notes and interest receivable, deposits, prepaid expenses and all components of total current liabilities approximate fair value due to the immediate or short-term maturity of the instruments comprising these items. The Company utilized Level 1 inputs to value the aforementioned assets and liabilities at the balance sheet dates.

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

Income Taxes – The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1 and uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Tax years that remain subject to examination are years 2008 and forward.

Note 2: Oil and Gas Operations

The Company’s oil and gas producing activities are exploratory and are undertaken in one geographic location within the United States of America. The Company acquired its interest in the Prospect during 2009 for $35,750 and entered into an agreement to participate in the drilling of an initial test well. The Company’s share of the costs for the initial test well, including the acquisition cost of the Prospect was $296,042. The intended total depth the Well was to the Pennsylvania Reef formation at approximately 7,800 feet; however, this zone was determined to be non-commercial and $241,860 of the Company’s cost was impaired. The Well was subsequently completed in a shallower formation, the Lower Spraberry, at approximately 6,400 feet in November 2009 and commenced producing oil. However, as a result of the swift decline in oil production, the Company further impaired the Well during 2009 in the amount of $28,402. During 2009 the Company recognized $1,662 of costs as depreciation, depletion and amortization using the units of production method. During 2010 the Company recognized an additional $1,463 of depreciation, depletion and amortization using the units of production method and determined that the Well was not commercially productive, resulting in an additional $22,655 of costs being recognized as an impairment of the Prospect.

Note 3: Common Stock

Since its inception the Company has forward split its common stock on a basis of 15 for 1 and reverse split its common stock on a basis of 1 for 18 (collectively the “Post-Split Stock”). During 2008 the net effect of these stock splits was recognized through the issuance of 6,983 shares of Post-Split Stock. This resulted in an increase in the common stock classification by $7 and a decrease in the paid-in capital classification by the same amount. The Statement of Stockholders’ Equity has been restated to reflect the Post-Split Stock for all common stock transactions retroactively.

During 2008 the Company issued 500,000 shares of its Post-Split Stock at $3.00 per share to a limited number of investors for total consideration of $1,500,000. During 2011 the Company issued 1,167,504 shares of its Post-Split Stock in a non-public offering at $4.00 per share to a limited number of investors for total consideration of $4,670,016. Costs associated with the 2011 issuance of Post-Split Stock amounted to $4,846 resulting in net proceeds to the Company of $4,665,166.

Note 4: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease. At December 31, 2011 and 2010, the Company had prepaid one month of rent in the amount of $1,100. Total rent expense paid for the year ended December 31, 2011 and 2010 was $13,200 and $12,700, respectively.

In September 2011, the Company entered into a non-binding letter of intent with stockholders owning a majority of the issued and outstanding common stock of Stanford (“Stanford Majority Stockholders”). The Stanford Majority Stockholders are also stockholders of the Company. In conjunction with the non-binding letter of intent, the Company paid a $250,000 non-refundable transaction fee to Stanford. Subsequently the Company made advances to Stanford which, at December 31, 2011 amounted to $850,000 and are included in related party notes and interest receivable on the balance sheet. On January 30, 2012, the Company entered into a note receivable with Stanford in the amount of $1,006,978 (which amount includes accrued interest through the date of the note) bearing interest at 5% per annum from the time of each advance. At December 31, 2011, the Company recorded accrued interest receivable in the amount of $3,122. See Note 6 Subsequent Events.

Note 5: Income Taxes

At December 31, 2011, the Company has a net operating loss carry forward of approximately $1,059,551 that expires if unused through 2031 and a deferred tax asset in the amount of approximately $422,573. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of approximately the same amount. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company did not recognize any accrued interest related to unrecognized tax benefits or operating expenses as a result of penalties, during the periods presented.

Note 6: Subsequent Events

Common Stock – During January 2012 the Company issued 1,071,180 shares of common stock in a non-public offering at $4.00 per share to a limited number of investors for total consideration of $4,284,720. Costs associated with the issuance of these shares amounted to $4,165 resulting in net proceeds to the Company of $4,280,555.

Letter of Intent – During February 2012 the Company entered into a second non-binding letter of intent with the Stanford Majority Stockholders (“LOI”). Pursuant to the LOI, the Company would issue 3,440,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Stanford. At the closing of the transaction contemplated by the LOI, the Company represents that it will have $9,000,000 in total assets and Stanford will provide an engineering report covering properties in Andrews County, Texas, (the “Andrews County Properties”), dated effective as of December 31, 2011 reflecting a present value $80,000,000 (using the estimated future oil and gas revenues, net of estimated direct expenses and income taxes, discounted at an annual discount rate of 10%) and provide evidence that such Andrews County Properties are owned by Stanford. The closing of the contemplated transaction is anticipated to be on or before March 30, 2012 having an effective date of January 1, 2012.

Letter Agreement – On March 1, 2012, the Company entered into a letter agreement with Patriot Royalty & Land, LLC to purchase a 100% working interest, with a corresponding 75% net revenue interest in leases contain approximately 161.4 acres located in Andrews County, Texas. The purchase price for the lease is $700 per acre for a total of $112,980. To the extent seller is not able to provide satisfactory title to all 161.4 acres, it will provide satisfactory title to a minimum of 137.19 acres at $700 per acre, thus reducing the purchase price to $96,033. Closing is scheduled for April 10, 2012, and is subject to completion satisfactory due diligence by the Company. In the event any of the leases expires and is extended by the Company prior to January 31, 2016, the Company has agreed to assign the seller a 1.5% overriding royalty in the renewed or extended lease.

Also, the Company has placed $82,800 in escrow for the purchase from Fisher Royalties of a working interest in approximately 280 acres located in Andrews County, Texas.  Closing of the transaction is subject to completion of satisfactory due diligence by the Company.