Form 10-Q
period 2012-03-31
RING ENERGY, INC.
filed 2012-05-15
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

  X .  Yes

      .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  X .  Yes

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

      .  Yes

  X . No

The registrant has one class of common stock of which 6,643,328 shares were outstanding at May 10, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

11

Item 4. Controls and Procedures

11

PART II – OTHER INFORMATION

12

Item 1A. Risk Factors

12

Item 6. Exhibits

12

SIGNATURES

13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Ring Energy, Inc.
(a development stage entity)
Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$8,014,452	$4,423,913
Deposits	26,542	1,000
Prepaid expenses	1,500	1,100
Total Current Assets	8,042,494	4,426,013

Office furniture (net)	4,296	4,595

Non-current Assets:
Related party notes and interest receivable	1,391,570	853,122
Oil and gas leasehold interests	82,800	-
Total Non-current Assets	1,474,370	853,122

Total Assets	$9,521,160	$5,283,730

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$29,477	$5,645
Total Current Liabilities	29,477	5,645
Total Liabilities	29,477	5,645

Stockholders' Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,786,884 and 4,715,704 shares issued and outstanding
	5,787	4,716
Paid-in capital	10,613,801	6,335,738
Deficit accumulated during the development stage	(1,127,905)	(1,062,369)
Total Stockholders' Equity	9,491,683	5,278,085

Total Liabilities and Stockholders' Equity	$9,521,160	$5,283,730

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Operations

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2012	2011	2012

Revenue from oil and gas properties	$-	$2,624	$16,744
Production costs	-	(600)	(15,252)
Depreciation, depletion, amortization	-	-	(3,125)
Results from oil and gas operations	-	2,024	(1,633)

General and administrative expenses:
Accounting and legal	69,555	8,612	251,318
Advertising and promotion	-	-	49,614
Consulting	300	10,275	135,750
Management and director fees	3,750	3,750	66,150
Transfer agent and filing	3,690	310	37,009
Rent	3,300	3,300	47,700
Depreciation	300	300	4,097
Other	730	209	44,772
Total general and administrative expenses	81,625	26,756	636,410
Non-refundable transaction fee	-	-	250,000
Loss from operations	(81,625)	(24,732)	(888,043)

Other income and (expense):
Dividend and interest Income	16,089	780	58,276
Interest expense	-	-	(5,221)
Loss on impairment of oil and gas properties	-	-	(292,917)
Total other income and (expense)	16,089	780	$(239,862)

Net Loss Applicable to Common Stockholders	$(65,536)	$(23,952)	$(1,127,905)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted
	5,433,748	3,548,200

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Cash Flows

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2012	2011	2012

Cash Flows from Operating Activities:
Net loss before other comprehensive loss	$(65,536)	$(23,952)	$(1,127,905)
Adjustments to reconcile net loss to cash used by operating activities:

Depreciation, depletion, and amortization	300	300	7,222
Write-off of website costs	-	-	7,917
Management fees	-	-	2,000
Interest expense	-	-	5,221
Loss on impairment	-	-	292,917
Changes in working capital balances related to operations:

(Increase) in note interest receivable	(13,449)	-	(16,571)
(Increase) in oil production receivable	-	(2,503)	-
(Increase) decrease in prepaid expense	(400)	200	(1,500)
(Increase) decrease in deposits	(25,542)	-	(26,542)
Increase (decrease) in accounts payable and accrued liabilities		-
	23,832	(3,460)	29,477
Increase (decrease) in operating costs payable	-	(1,209)	-
Net Cash Flows Provided (Used) by Operating Activities	(80,795)	(30,624)	(827,764)

Cash Flows from Investing Activities:
Website costs	-	-	(7,917)
Note receivable	(525,000)		(1,375,000)
Acquisition of office furniture	-	-	(8,392)
Acquisition of oil and gas interests	(82,800)	-	(378,842)
Net Cash Flows Provided (Used) by Investing Activities	(607,800)	-	(1,770,151)

Cash Flows from Financing Activities:
Proceeds from related party payables	-	-	102,513
Payments on related party payables	-	-	(27,435)
Issuance of common stock, net of costs	4,279,134	-	10,537,289
Net Cash Flows Provided by Financing Activities	4,279,134	-	10,612,367

Net Increase (Decrease) in Cash and Cash Equivalents	3,590,539	(30,624)	8,014,452
Cash and cash equivalents at beginning of period	4,423,913	931,103	-
Cash and Cash Equivalents at End of Period	$8,014,452	$900,479	$8,014,452

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.
(a development stage entity)
Unaudited Statements of Cash Flows (continued)

			Inception of
			Development
			Stage (July 30,
	For the Three Months Ended		2004) through
	March 31,		March 31,
	2012	2011	2012

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Equity issued as compensation	$-	$-	$2,000
Imputed interest	$-	$-	$5,221
Forgiveness of related party payable	$-	$-	$75,078

The accompanying notes are an integral part of these financial statements.

Ring Energy, Inc.

(a development stage entity)

Notes to Unaudited Financial Statements

March 31, 2012

Note 1: Basis of Presentation

Interim Period - The accompanying unaudited interim financial statements of Ring Energy, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2011.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Development Stage Entity – The Company is considered a development stage entity because its principal oil and gas operations are minimal and have not produced any significant revenue. Total revenue of $16,744 has been recognized since commencement of oil production, but the cost of production and the associated depreciation, depletion and amortization has resulted in a net loss from oil and gas operations of $1,633. The Company is seeking to acquire additional oil and gas properties for development.

On March 1, 2012, the Company entered into a letter agreement (the "Agreement") with Patriot Royalty & Land, LLC ("Patriot Royalty") and paid $82,800 to purchase an interest in certain oil and gas leases. On May 3, 2012, the Company entered into a Stock-For-Stock Exchange Agreement with Stanford Energy, Inc., a Texas Corporation (“Stanford”), whereby the Company would acquire all of the issued and outstanding shares of Stanford in exchange for 3,440,000 shares of the Company’s common stock. In addition, the Company agreed to assume and adopt Stanford’s equity compensation plan and its outstanding options, which would represent the right to purchase up to 1,125,000 shares of the Company’s common stock.

Note 2: Summary of Significant Accounting Policies

Organization - The Company was incorporated in the State of Nevada on July 30, 2004 and currently has a working interest in non-producing oil and gas lease located in Howard and Andrews Counties, Texas, and is in the process of acquiring all of the issued and outstanding shares of Stanford.

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

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The carrying value approximates the fair value of these financial instruments. All cash deposits are held in two financial institutions with amounts exceeding $250,000 not being federally insured.

Depreciation – The Company maintains office furniture that is recorded at cost and depreciated using the straight-line method over a seven year period. Accumulated depreciation of $4,096 and $3,796 was recorded at March 31, 2012 and December 31, 2011, respectively.

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

Note 3: Related Party Transactions

The Company’s 600 square foot executive office located in Redlands, California, is currently being leased on a month-to-month basis from a stockholder of the Company at a rate of $1,100 per month. A $1,000 deposit was paid at the commencement of the lease and at March 31, 2012 and December 31, 2011 the Company had prepaid one month of rent. Total rent expense paid for the three months March 31, 2012 and March 31, 2011 was $3,300 and $3,300, respectively.

Note 4: Subsequent Events

During April and May 2012 the Company issued 856,444 shares of common stock at a price of $4.25 per share and received gross proceeds of $3,639,887 cash.

On May 3, 2012, the Company entered into a Stock-For-Stock Exchange Agreement with Stanford and its stockholders to acquire all of the outstanding shares of Stanford in exchange for 3,440,000 shares of the Company’s common stock. In addition the Company agreed to assume and adopt Stanford's equity compensation plan and its outstanding options, which would represent the right to purchase up to 1,125,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim financial statements and accompanying notes to these financial statements.

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

Results of Operations--Three Months Ended March 31, 2012 compared to March 31, 2011

For the three months ended March 31, 2012, and for the three months ended March 31, 2011, our losses from operations were $81,625 and $24,732, respectively, and represent an increase of $56,893 or 230%.  The principal contributing item to this increased loss resulted from an increase in our legal and accounting expenses of $60,943 that resulted from our efforts to enter into a Stock for Stock Exchange Agreement (“Agreement”) with Stanford Energy, Inc. (“Stanford”). The Agreement is the result of a second non-binding Letter of Intent (“LOI”) that we entered into on February 6, 2012 with Stanford and two of its shareholders, L. Tim Rochford and Stanley McCabe, to acquire all of the outstanding shares of Stanford. We reported this event in a Form 8-K dated April 2, 2012. It is intended that the transaction will be closed by May 31, 2012. During the three months ended March 31, 2012 and 2011, our general and administrative costs were $81,625 and $26,756, respectively, and represent an increase of $54,869 or 205%. This increase resulted from the increase in legal and accounting fees we previously described.

During the three months ended March 31, 2012, and for the three months ended March 31, 2011, our results from oil and gas operations were $-0- and $2,024, respectively.  We did not engage in the production of any oil and gas during the first quarter of 2012. We anticipate receiving revenue from oil and gas operations if and when we close the Agreement. We have no assurance that the Agreement will be closed; however, it is our intention to make a best effort attempt to complete the Agreement and close the Agreement as soon as possible.

During the three month period ended March 31, 2012, we accrued interest of $16,089 compared to $780 during the three month period ended March 31, 2011. Our increase in interest income resulted from two factors: 1) interest income generated from savings based upon our increased cash position resulting from the issuance of our common stock and 2) from three 5% notes receivable from Stanford (“Notes”). If we close on the Agreement, the interest income from these Notes will be eliminated as a result of the offset of our accounting consolidation with Stanford. Consequently, it is not anticipated that our interest income will continue into the future.

Liquidity and Capital Resources

At March 31, 2012, our current assets were comprised primarily of cash and cash equivalents in the amount of $8,014,452 and we maintained a deposit of $25,000 with the Texas Railroad Commission. At March 31, 2012, current assets had increased by $3,616,481compared to December 31, 2011. This increase resulted from the issuance of 1,071,180 shares of our common stock at $4.00 per share resulting in gross proceeds of $4,284,720. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.

During April and May 2012 we issued 856,444 shares of our common stock at $4.25 per share resulting in gross proceeds of $3,639,887. These shares were also issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. As a result, our cash position as of April 30, 2012 was in excess of $11,350,000.

Between December 31, 2011 and March 31, 2012, our accounts payable increased by $23,832. This increase was primarily attributable to amounts owed to Hansen, Barnett & Maxwell, P.C., certified public accountants, pursuant to the anticipated Form 8-K that we would be required to file with the SEC upon the closing of the LOI we entered into with Stanford. We engaged them to review the requirement for historical financial statements of Stanford that would be required in the Form 8-K following closing. On May 3, 2012, we entered into the Agreement as a result of the LOI and anticipate closing the Agreement by the end of May, 2012.

During the three months ended March 31, 2012, our revenue sources consisted primarily of interest income from our cash deposits from the funds generated from our equity offerings and from accrued interest due as a result of the Stanford Notes.  Until we close the transaction contemplated by the Agreement or we acquire other producing oil and gas properties, we do not anticipate receiving production payments from the oil and gas properties we currently hold.  We do anticipate receiving interest payments from our deposits of cash in a financial institution; however, such amounts will not be material to our operations and will continue to decrease as we use our cash deposits.

In connection with the LOI and Agreement with Stanford, we have paid to Stanford, and Stanford acknowledges receipt of, a non-refundable transaction fee in the amount of $250,000.  In addition, through the quarter ended March 31, 2012, we loaned a total of $1,375,000 to Stanford and have subsequently loaned an additional $125,000.  These advances are evidenced by promissory notes from Stanford.  The notes are due on or before January 31, 2013, and bear interest at the rate of 5% per annum from the date of each advance.

Subsequent to the quarter ended March 31, 2012, on May 3, 2012, we entered into the Stock-For-Stock Exchange Agreement with Stanford and its two shareholders to acquire all of the outstanding shares of Stanford in exchange for a total of 3,440,000 shares of our common stock.  In addition, we have agreed to assume and adopt Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford, which at closing would represent the right to purchase up to 1,125,000 shares of our common stock.  Also at closing we have agreed to increase the number of directors to six persons and to appoint Messrs. Rochford and McCabe as directors of our company and to appoint William R. Broaddrick as our Treasurer and Controller. Closing is scheduled to be held on or before May 31, 2012, with an effective date of January 1, 2012. Stanford holds interests in oil and gas properties located in Andrews County, Texas.  The shares to be issued to the shareholders of Stanford will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On April 11, 2012, we completed the purchase of an interest in oil and gas leases through the assignment of certain Oil, Gas and Mineral Leases located in Andrews County, Texas, and containing approximately 161.4 acres of land.  The assignment was from Patriot Royalty and Land, LLC for which we paid $100,368.  Our interest in the leases represents approximately an 89.5% leasehold interest.  There are no producing wells on these leases.  The parties amended the Agreement to allow a second closing date for up to 45 days from April 10, 2012, to permit Patriot Royalty the opportunity to secure an additional leasehold interest for which the Company would pay a proportional amount at the original purchase price of $700 per net mineral acre acquired by Patriot Royalty and assigned to the Company.  We anticipate that if Patriot Royalty is successful in securing an additional 8.5% net leasehold interest in the leases, the Company would pay approximately an additional $9,600 for this additional interest.

Also, we have placed $82,800 in escrow for the purchase from Fisher Royalties of a working interest in approximately 280 acres located in Andrews County, Texas.  Closing of the transaction is subject to completion of satisfactory due diligence by the Company.

We have been accepted by the State of Texas to become an operator of oil and gas operations within that state.

At March 31, 2012, we had approximately $8,014,452 million in cash with which to maintain ongoing operations and to engage in further oil and gas activities.  In addition, we hold an unsecured note receivable bearing interest at 5% per annum due on January 30, 2013, from Stanford Energy. At March 31, 2012 the amount we have loaned was $1,375,000 and we subsequently loaned an additional $125,000 for a total of $1,500,000.

To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate off-shore properties or properties located outside of the United States of America.

If our efforts to complete the transaction contemplated with Stanford are not successful, we intend to pursue the acquisition of additional oil and gas properties.  This pursuit may again require substantially greater capital than we currently have available and obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock.  Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.  The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and will impact our future cash flows.

The process of acquiring one or more additional oil and gas properties will impact our financial position and reduce our cash position.  The types of costs that we may incur include travel cost relating to meeting with individuals instrumental in our acquisition of one or more oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with such acquisition including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties.  Even though we may incur such cost, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required by smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Robert “Steve” Owens, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, Mr. Owens concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We have made significant unsecured loans which if not paid upon maturity may have a material negative impact on our financial condition.

Through the quarter ended March 31, 2012, we loaned a total of $1,375,000 to Stanford Energy, Inc. and subsequently loaned an additional $125,000.  These loans are evidenced by unsecured promissory notes which are due on or before January 31, 2013.  The notes bear interest at the rate of 5% per annum from the date of each advance.  In the event that Stanford fails to repay these loans when due, we may be required to commence legal action for their collection.   Since the notes are not secured by the assets of Stanford, collection would be more difficult and could result in our inability to collect the full amount due.  This amount represents a significant amount of our total assets and the inability to collect this loan would have a material negative impact on our financial position and liquidity.

Item 6. Exhibits

Exhibit Number		Description
31.1		Rule 13a-14(a) Certification
32.1		Section 1350 Certification
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 11, 2012

By: /s/ Robert Steve Owens

Robert “Steve” Owens, President

(Principal Executive & Financial Officer)

13