Form 10-Q
period 2012-06-30
RING ENERGY, INC.
filed 2012-08-14
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53920

RING ENERGY, INC.
(Exact Name of registrant as specified in its charter)

Nevada	98-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6555 South Lewis Street, Tulsa, OK	74136
(Address of principal executive offices)	(Zip Code)

(918) 499-3880
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

  X  .  No

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

      .  Yes

  X  .  No

The registrant has one class of common stock of which 10,711,220 shares were outstanding at August 13, 2012.

TABLE OF CONTENTS

Part I – Financial Information

3

Item 1.  Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

20

Item 4. Controls and Procedures

20

PART II – OTHER INFORMATION

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6. Exhibits

21

SIGNATURES

22

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2011.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the general economic downturn; a further downturn in the securities markets; uncertainties associated with oil and gas exploration and development, and our ability to generate revenue.  Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

Part I – Financial Information

Item 1.  Financial Statements.

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$6,614,338	$11,372
Accounts receivable	90,754	91,022
Prepaid expenses and retainers	150,949	46,301
Total Current Assets	6,856,041	148,695
Properties and Equipment
Oil and natural gas properties subject to amortization	7,283,165	6,597,433
Office equipment	194,207	11,133
Total Properties and Equipment	7,477,372	6,608,566
Accumulated depreciation, depletion and amortization	(265,211)	(89,376)
Net Properties and Equipment	7,212,161	6,519,190
Refundable lease deposit	75,000	75,000
Total Assets	$14,143,202	$6,742,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$413,120	$100,321
Accrued compensation	-	100,000
Derivative put option	183,328	276,736
Revolving line of credit	5,000,000	-
Total Current Liabilities	5,596,448	477,057
Noncurrent Liabilities
Revolving line of credit	-	9,244,428
Note payable to Ring Energy, Inc.	-	853,122
Asset retirement obligations	284,312	274,788
Total Noncurrent Liabilities	284,312	10,372,338
Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 75,000,000 shares authorized; 10,019,808 and 3,440,000 shares outstanding, respectively
	10,020	3,440
Additional paid-in capital	13,738,608	204,585
Accumulated deficit	(5,486,186)	(4,314,535)
Total Stockholders' Equity (Deficit)	8,262,442	(4,106,510)
Total Liabilities and Stockholders' Equity (Deficit)	$14,143,202	$6,742,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Predecessor			Predecessor
	Successor		Carve-out	Successor		Carve-out
	For The Three	For The Two	For The	For The Six	For The Two	For The Four
	Months Ended	Months Ended	Month Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	April 30, 2011	June 30, 2012	June 30, 2011	April 30, 2011

Oil and Gas Revenues	$342,522	$12,477	$26,948	$670,525	$12,477	$96,956

Costs and Operating Expenses
Oil and gas production costs	218,074	8,549	11,889	375,255	8,549	71,656
Oil and gas production taxes	15,875	575	1,242	32,625	575	4,468
Depreciation, depletion and amortization	94,707	1,657	694	175,835	1,657	2,778
Accretion expense	4,762	781	933	9,524	781	3,732
General and administrative expense	497,190	22,856	1,500	1,154,499	22,856	6,000

Total Costs and Operating Expenses	830,608	34,418	16,258	1,747,738	34,418	88,634

Other Income (Expense)
Gain on derivative put options	40,720	5,460	-	93,408	5,460	-
Interest expense	(94,011)	(8,754)	-	(187,846)	(8,754)	-

Net Other Income (Expense)	(53,291)	(3,294)	-	(94,438)	(3,294)	-

Net Income (Loss)	$(541,377)	$(25,235)	$10,690	$(1,171,651)	$(25,235)	$8,322

Basic Earnings (Loss) per Share	$(0.15)	$-	$-	$(0.33)	$-	$-
Diluted Earnings (Loss) per Share	$(0.15)	$-	$-	$(0.33)	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PREDECESSOR OWNERS’

NET INVESTMENT (DEFICIT)

FOR THE FOUR MONTHS ENDED APRIL 30, 2011

Owners' Net
Investment
Predecessor	(Deficit)
Balance, December 31, 2010	$11,686
Distributions to owners	(26,416)
Net income	8,322
Balance, April 30, 2011	$(6,408)

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWO MONTHS ENDED JUNE 30, 2011

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 1, 2011	6,250,000	$6,250	$199,750	$-	$206,000
Capital contributions from shareholders
of available-for-sale securities	-	-	40,000	-	40,000
Capital contributions from shareholders	-	-	50,000	-	50,000
Net loss	-	-	-	(25,235)	(25,235)
Balance, June 30, 2011	6,250,000	$6,250	$289,750	$(25,235)	$270,765

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	3,440,000	$3,440	$204,585	$(4,314,535)	$(4,106,510)
Share-based compensation	-	-	445,234	-	445,234
Common stock issued to purchase
Ring Energy, Inc.	6,579,808	6,580	13,088,789	-	13,095,369
Net loss	-	-	-	(1,171,651)	(1,171,651)
Balance, June 30, 2012	10,019,808	$10,020	$13,738,608	$(5,486,186)	$8,262,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Predecessor
	Successor		Carve-Out
	For the Six	For the Two	For the Four
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	April 30,
	2012	2011	2011
Cash Flows From Operating Activities
Net income (loss)	$(1,171,651)	$(25,235)	$8,322
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	175,835	1,657	2,778
Accretion expense	9,524	781	3,732
Share-based compensation	445,234	-	-
Gain on derivative put options	(93,408)	(5,460)	-
Changes in assets and liabilities:
Accounts receivable	268	(33,396)	4,677
Prepaid expenses	(77,706)	-	-
Accounts payable	302,906	18,656	6,907
Accrued compensation	(100,000)	-	-
Net Cash Provided by (Used in) Operating Activities	(508,998)	(42,997)	26,416
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(28,006)	(2,073,428)	-
Payments to develop oil and natural gas properties	(474,085)	(15,560)	-
Purchase of office equipment	(179,078)	-	-
Net Cash Used in Investing Activities	(681,169)	(2,088,988)	-
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	1,150,000	-	-
Proceeds from borrowings under revolving line of credit	-	2,073,428	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	10,887,561	-	-
Principal payments on revolving line of credit	(4,244,428)	-	-
Capital contributions from shareholders	-	50,000	-
Capital distributions to owners	-	-	(26,416)
Net Cash Provided by (Used in) Financing Activities	7,793,133	2,123,428	(26,416)
Net Increase (Decrease) in Cash	6,602,966	(8,557)	-
Cash at Beginning of Period	11,372	30,000	-
Cash at End of Period	$6,614,338	$21,443	$-
Supplemental Cash Flow Information
Cash paid for interest	$93,471	$8,754	$-
Noncash Investing and Financing Activities
Oil and natural gas properties acquired	$-	$2,248,605	$-
Asset retirement obligations assumed	-	(62,255)	-
Payments with Ring Energy, Inc. shares	-	(40,000)	-
Derivative put option incurred	-	(72,922)	-
Cash payments for oil and natural gas properties acquired	$-	$2,073,428	$-
Issuance of common stock to Ring Energy, Inc. shareholders	$13,095,369	$-	$-
Accounts payable assumed	9,893	-	-
Less: Elimination of note payable to Ring Energy, Inc.	(2,003,122)	-	-
Less: Prepaid expenses acquired	(26,942)	-	-
Less: Property and equipment acquired	(187,637)	-	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders	$10,887,561	$-	$-
Capital contribution of Ring Energy, Inc. common stock	$-	$40,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein. The financial position and results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Organization and Nature of Operations –Stanford Energy, Inc. (“Stanford” or the “Company”) is a Texas corporation that owns interests in oil and natural gas properties located in Texas. The Company’s oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

Reorganization into Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. At the closing, the Stanford shareholders exchanged their 1,376 shares of Stanford common stock for 3,440,000 shares of Ring common stock. In addition, Ring assumed and adopted Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford common stock, which represented the right to purchase 1,125,000 shares of Ring common stock at $2.00 per share. Prior to the closing, Ring had 6,110,408 shares of common stock outstanding, of which Stanford shareholders held 793,317 shares. As a result, Stanford’s shareholders obtained control of Ring under current accounting guidance.

Since the Stanford shareholders obtained a controlling interest in Ring’s common stock and stock options Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split. The accompanying historical financial statements prior to the reorganization into Ring are Stanford’s financial statements, adjusted to reflect the authorized capital and par value of Ring and to reflect the effects of the stock split for all periods presented.

Predecessor Carve-Out Financial Statements – On May 1, 2011, Stanford acquired developed and undeveloped properties referred to as the Fisher I Property. The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired. In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of the Company. The accompanying predecessor financial statements present the full carve-out financial position, the related revenues earned and costs and expenses incurred, and the cash flows of the predecessor owners relative to the Fisher I Property.

Subsequent to the acquisition, the successor financial statements present the financial position, operations and cash flows of the assets acquired, the liabilities assumed and operations of the Fisher I Property as well as those of other properties acquired subsequently and are reflected at their purchase-date fair values. Those fair values are reflected as the cost of the assets acquired and the carrying amounts of the liabilities assumed, and are the basis of the resulting operations of the successor.

Prior to the acquisition of the Fisher I Property, Stanford had little activity and was a development stage company. Its planned operations were to acquire, develop and operate oil and natural gas properties. Stanford had no revenue, expenses or income during the four months ended April 30, 2011. Changes in Stanford’s stockholders’ equity for the four months ended April 30, 2011, on a post-split basis, were as follows:

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Additional	Total
	Common Stock		Paid-in	Stockholders'
	Shares	Amount	Capital	Equity
Balance, December 31, 2010	5,000,000	$5,000	$(5,000)	$-
Common stock issued for no consideration	1,250,000	1,250	(1,250)	-
Cash paid in from shareholders without
the issuance of additional shares	-	-	206,000	206,000
Balance, April 30, 2011	6,250,000	$6,250	$199,750	$206,000

Stanford’s cash flows during the four months ended April 30, 2011 were as follows:

Cash Flows from Investing Activities
Payments to purchase oil and gas properties	$(176,000)
Cash Flows From Financing Activities
Capital contributions from shareholders	206,000
Net Increase in Cash	30,000
Cash at Beginning of Period	-
Cash at End of Period	$30,000

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company’s future results of operations.

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates.  The derivative put options are carried at fair value.

Consolidation – The accompanying consolidated financial statements include the accounts, operations and cash flows of Stanford for all periods presented and the consolidated operations and cash flows of Ring from June 28, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at June 30, 2012.  During the six months ended June 30, 2012, sales to three customers represented 39%, 37% and 22%, respectively, of oil and gas revenues.  At June 30, 2012, these customers made up 53%, 40% and 10%, respectively, of accounts receivable.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2012 was $94,707 and $175,835, respectively, based on depletion at the rate of $19.87 per barrel of oil equivalent compared to $2,351 and $4,435, respectively, for the three and six months ended June 30, 2011, based on depletion at the rate of $21.24 per barrel of oil equivalent. These amounts include $10,850 and $21,001 of depreciation for the three and six months ended June 30, 2012, respectively, with no depreciation for the three or six months ended June 30, 2011.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10% interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Consideration received from sales or transfers of oil and gas property is accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed on properties in which the Company holds an ownership interest.

Office Equipment – Office equipment is valued at historical cost adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of office equipment and placing it in service.  Depreciation is calculated using the straight-line method based upon an estimated useful life of 5 to 7 years.

Asset Retirement Obligation – The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized.  Thereafter, this liability is accreted up to the final estimated retirement cost.  An ARO is a future expenditure related to the disposal or other retirement of certain assets. The Company’s ARO relates to future plugging and abandonment expenses of its oil and natural gas properties and related facilities disposal.

Revenue Recognition – The Company predominantly derives its revenues from the sale of produced oil and natural gas. Revenue is recorded in the month the product is delivered to the purchasers.  At the end of each month, the Company recognizes oil and natural gas sales based on estimates of the amount of production delivered to purchasers and the price to be received. Variances between the Company’s estimated oil and natural gas sales and actual receipts are recorded in the month the payments are received.

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors and employees, which are described more fully in Note 7.  The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

Share-Based Compensation to Non-Employees – The Company accounts for share-based compensation issued to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

Basic and Diluted Earnings (Loss) per Share – Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

			Predecessor			Predecessor
	Successor		Carve-out	Successor		Carve-out
	For The Three	For The Two	For The	For The Six	For The Two	For The Four
	Months Ended	Months Ended	Month Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	April 30, 2011	June 30, 2012	June 30, 2011	April 30, 2011
Net Income (Loss)	$(541,377)	$(25,235)	$10,690	$(1,171,651)	$(25,235)	$8,322
Basic Weighted-Average Shares Outstanding	3,584,611	6,250,000	6,250,000	3,512,306	6,250,000	6,250,000
Effect of dilutive securities:
Stock options	-	-	-	-	-	-
Diluted Weighted-Average Shares Outstanding	3,584,611	6,250,000	6,250,000	3,512,306	6,250,000	6,250,000
Basic Earnings (Loss) per Share	$(0.15)	$-	$-	$(0.33)	$-	$-
Diluted Earnings (Loss) per Share	$(0.15)	$-	$-	$(0.33)	$-	$-

Stock options to purchase 1,125,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the three and six months ended June 30, 2012 as their effect would have been anti-dilutive.  There were no stock options outstanding during the three or six months ended June 30, 2011.

NOTE 3 – ACQUISITIONS

Fisher I Property – On May 23, 2011, Stanford purchased proved developed and undeveloped oil and natural gas reserves (the “Fisher I Property”) located in the Permian Basin, Andrews County, Texas. The Fisher I Property acquired consisted of 100% of the working interest (75% net revenue interest) in four producing leases, a 99.6% working interest (74.7% net revenue interest) in 640 undeveloped acres and a 92.0% working interest (69.0% net revenue interest) in 960 undeveloped acres. The Fisher I Property was acquired for $2,296,228 of total consideration consisting of cash of $2,183,306, the transfer of 20,000 shares of Ring Energy, Inc. (“Ring”) common stock, valued at $2.00 per share or $40,000, and the issuance of a put option relating to the Ring shares valued at $72,922, whereby the holders could put the Ring shares back to Stanford for $5.00 per share through November 24, 2011.

For purposes of acquisition accounting, the fair value of the Ring shares transferred was determined based on the price stockholders of the Company paid to purchase the shares in May 2011 (see Note 11) since there was not an active market for the Ring shares. The value of the put option was determined using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 0.11%; expected life of 0.5 years; dividend yield of 0% and volatility of 207%, which was calculated on Ring stock historical prices. Stanford incurred $30,673 of acquisition-related costs, which were recognized in general and administrative expense for the eight months ended December 31, 2011.

The acquisition qualified as a business combination and as such, Stanford recognized the assets acquired and the liabilities assumed at their fair values as of the May 23, 2011 acquisition date, which is the date the Company obtained control of the properties. Oil and natural gas sales receivable and production costs payable at May 23, 2011 were not material. The estimated fair value of these properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain was recognized related to the acquisition. The following table summarizes the assets acquired and the liabilities assumed:

Proved developed and undeveloped oil and gas properties	$2,358,483
Asset retirement obligation	(62,255)
Total Identifiable Net Assets	$2,296,228

Oil and natural gas sales and income from operations before general and administrative expense from the Fisher I Property, for the eight months ended December 31, 2011, were $166,250 and $49,116, respectively.

Miocene Property – On August 17, 2011, Stanford purchased additional proved developed and undeveloped oil and natural gas reserves (the “Miocene Property”) located in the Permian Basin, Andrews County, Texas. The Miocene Property consisted of 100% of the working interest (75% to 77% net revenue interest) in three producing leases. The Miocene Property was acquired for cash totaling $1,791,165. The Company incurred $98,984 of acquisition-related costs, which were recognized in general and administrative expense during the eight months ended December 31, 2011.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition was recognized as a business combination whereby Stanford recorded the assets acquired and the liabilities assumed at their fair values as of August 17, 2011, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. The estimated fair value of Miocene Property approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Assets Acquired
Accounts receivable	$52,278
Proved developed and undeveloped oil and gas properties	1,810,662
Liabilities Assumed
Accounts payable	(32,181)
Asset retirement obligation	(39,594)
Total Identifiable Net Assets	$1,791,165

Oil and natural gas sales and income from operations before general and administrative expense from the Miocene Property, for the eight months ended December 31, 2011, were $217,959 and $60,313, respectively.

Fisher II Property – On December 1, 2011, the Company purchased proved developed and undeveloped oil and natural gas reserves (the “Fisher II Property”) located in the Permian Basin, Andrews County, Texas. The Fisher II Property acquired consisted of 100% of the working interest (75% net revenue interest) in one lease.  The Fisher II Property was acquired for $1,747,760 of total consideration consisting of cash of $1,150,000, the transfer of 80,000 shares of Ring common stock, valued at $4.00 per share or $320,000, and the issuance of a put option relating to the Ring shares valued at $277,760, whereby the holder can put the Ring shares back to Stanford at $5.00 per share through December 1, 2012.

Due to the lack of an active market for the Ring shares, the fair value of the Ring shares transferred was determined based on the price at which Ring shares were being sold in a private placement active during the time period that this acquisition occurred. The value of the put option was determined using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 0.11%; expected life of 1.0 years; dividend yield of 0% and volatility of 198%, which was calculated on Ring stock historical prices. The Company incurred $6,898 of acquisition-related costs, which were recognized as general and administrative expense during the eight months ended December 31, 2011.

The acquisition of the Fisher II Property was recognized as a business combination. Stanford recorded the assets acquired and the liabilities assumed at their fair values. The estimated fair value of the Fisher II Property approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Proved developed and undeveloped oil and gas properties	$1,915,152
Asset retirement obligation	(167,392)
Total Identifiable Net Assets	$1,747,760

Oil and natural gas sales and loss from operations before general and administrative expense from the Fisher II Property for the eight months ended December 31, 2011, were $4,465 and $(7,416), respectively.

Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. As further described in Note 1, Stanford was determined to be the accounting acquirer. The acquisition of Ring was recognized by Stanford as the issuance of the 6,110,408 common shares of Ring that remained outstanding. The fair value of Ring’s net assets was more clearly determinable than the fair value of the common shares deemed issued; therefore, the common shares were valued at the fair value of the net assets acquired as follows:

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash	$10,887,561
Note payable to Ring cancelled	2,003,122
Prepaid expenses	26,942
Property and equipment	187,637
Accounts payable	(9,893)
Fair value of net assets	$13,095,369

Pro Forma Results from Operations – The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions had been completed on January 1, 2012 and 2011, respectively:

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Oil and Natural Gas Revenues	$ 342,522	$ 259,972	$ 670,525	$ 557,756
Net Income (Loss)	(544,657)	1,603	(1,253,916)	23,158

NOTE 4 – REVOLVING LINE OF CREDIT

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of June 30, 2012, $4,950,000 was available to be drawn on the line of credit.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of June 30, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation relating to the predecessor carve-out financial statements was computed using an annual credit-adjusted risk-free discount rate of 4.28%. The asset retirement obligation incurred by Stanford upon each of the three acquisitions was computed using the annual credit-adjusted risk-free discount rate at the applicable date, which rates were from 6.55% to 7.62% per annum.  Changes in the asset retirement obligation were as follows:

Balance, January 1, 2012	$274,788
Accretion expense	9,524
Balance, June 30, 2012	$284,312

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2012 was $154,348 and $445,234, respectively, with no comparable amounts for the three and six months ended June 30, 2011, and is included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. As of December 31, 2011, there were 1,375,000 shares eligible for issuance under the plan. On December 1, 2011, the Company granted 1,125,000 non-qualified stock options exercisable at $2.00 per share. The stock options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the date granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Dow Jones U.S. Oil and Gas Index. The Company used the simplified method for estimating the expected term for options granted in 2011. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the weighted-average assumptions used to determine the fair value of options granted during the eight months ended December 31, 2011:

Risk free interest rate	0.97%
Expected life	6.5 years
Dividend yield	-
Volatility	32%

A summary of the stock option activity as of December 31, 2011, and changes during the eighth months then ended is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, April 30, 2011	-
Granted	1,125,000	$ 2.00
Outstanding, December 31, 2011	1,125,000	$ 2.00	9.9 Years	$2,205,000
Exercisable, December 31, 2011	-

The weighted-average grant-date fair value of options granted during 2011 was $2.32 per share. Share-based compensation expense for the eight months ended December 31, 2011 was $95,897. As of December 31, 2011, there was approximately $2,463,620 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.9 years. The aggregate intrinsic value was determined based on the $4.00 market value of the Ring Energy, Inc. common stock on December 31, 2011.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of the stock options as of June 30, 2012 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	1,125,000	$ 2.00
Exercised	-	-

Outstanding at June 30, 2012	1,125,000	2.00

Exercisable at June 30, 2012	-	$ -

As of June 30, 2012, there was approximately $1,440,189 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.96 years.  The aggregate intrinsic value of options expected to vest at June 30, 2012 was $2,632,500.  No options were exercisable as of June 30, 2012.  The intrinsic value calculations are based on a June 29, 2012 closing price of the Company’s common stock of $5.12.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the state of Texas totaling $50,000 to allow the Company to do business there.  The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank.  These letters of credit terms are extended for a term of one year at a time.  The Company intends to renew the standby letters of credit for as long as the Company does business in the state of Texas. No amounts have been drawn under the standby letters of credit.

NOTE 8 – PUT OPTIONS

The Company granted put options on the Ring shares transferred in connection with the acquisitions of oil and natural gas properties in December 2011.  In December 2011, the Company granted 80,000 options with terms allowing the property seller to require the Company to repurchase the Ring shares at $5.00 per share through December 1, 2012.  At the date of issuance, the fair value of this liability was $277,760 and was capitalized as part of the acquisition cost.  The put options are contingent consideration classified as liabilities under FASB ASC 305-30 and are recognized at the acquisition date fair value as part of the consideration transferred.  They are remeasured to fair value at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings.  As of June 30, 2012, the fair value of the remaining liability was $183,328.  The following table illustrates the assumptions used in the Black-Scholes option pricing model at June 30, 2012:

Risk free interest rate	0.16%
Expected life (years)	0.42
Dividend yield	-
Volatility	158%

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – FAIR VALUE MEASUREMENTS

Generally accepted accounting principles establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company’s fair value measurements are based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company does not have any fair value balances classified as Level 1.

•

Level 2 — Inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable.  The Company’s put options are measured on a recurring basis using Level 2 inputs.

•

Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured.  The Company does not have any fair value balances classified as Level 3.

In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The Company’s derivative put option liabilities are remeasured to fair value at each reporting date until the contingency is resolved.  The fair value of the non-financial liabilities as of June 30, 2012 was $183,328 and was calculated using Level 2 inputs. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

NOTE 10 – INCOME TAXES

Through December 31, 2011, Stanford Energy, Inc. and the predecessor were not taxable entities for U.S. federal income tax purposes. Under Stanford Energy, Inc.’s S-corporation election and the predecessor’s tax status, income taxes were generally borne by the shareholders/owners and losses were generally deductible at the shareholder/owner level. Accordingly, no recognition has been given to federal income tax or benefit in the accompanying financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company sold 63,520 shares of common stock for gross proceeds of $268,812.50 in a private placement at $4.25 per common share.  No selling commissions were paid.

Also subsequent to June 30, 2012, the Company sold 627,892 shares of common stock for gross proceeds of $2,825,497 in a private placement at $4.50 per common share.  No selling commissions were paid.

Subsequent to June 30, 2012, the Company drilled five wells in Texas.  None of the wells have yet been completed and put into operation.  It is anticipated that these wells will be completed and placed into service during the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim unaudited financial statements and accompanying notes to these financial statements.

Stanford Energy, Inc., a Texas Corporation, was formed in 2007.  There were no operations prior to acquisitions during 2011.  During 2011 Stanford completed three acquisitions of properties with existing production, all with additional potential for development, as well as additional acquisition and leasing of undeveloped acreage.  During the six months ended June 30, 2012 Stanford continued leasing additional mineral interest in acreage in which it already owned an interest.  On June 28, 2012, Stanford consummated a stock-for-stock exchange with Ring Energy, Inc.  Stanford was determined to be the accounting acquirer in this transaction and therefore the historical financial statements presented are those of Stanford.  During the six months ended June 30, 2012 but prior to the consummation of the stock-for-stock exchange, Ring completed two acquisitions of undeveloped acreage that are offsetting the assets held by Stanford and which is complimentary.

Results of Operations – For the Three Months Ended June 30, 2012 and 2011

Oil and natural gas sales.  For the three months ended June 30, 2012, oil and natural gas sales revenue increased $303,097 to $342,522, compared to $39,425 for the same period during 2011.  Oil sales increased $300,128 and natural gas sales increased $2,969.  The increases were the result of higher production, which occurred primarily as a result of additional acquisitions between the periods, partially offset by lower oil prices between periods.  For the three months ended June 30, 2012, oil sales volume increased 3,667 barrels to 4,004 barrels, compared to 337 barrels for the same period in 2011.  The average realized per barrel oil price decreased 28% from $117.033 for the three months ended June 30, 2011 to $84.81 for the three months ended June 30, 2012.  For the three months ended June 30, 2012, gas sales volume increased 612 thousand cubic feet (MCF) to 612 MCF, compared to 0 MCF for the same period in 2011.  The average realized natural gas price per MCF was $4.86 for the three months ended June 30, 2012 with no volumes being sold during the same period in 2011.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $20,438 or $60.67 per barrel of oil equivalent (BOE) for the three months ended June 30, 2011 to $218,074 or $53.11 per BOE for the three months ended June 30, 2012.  The increases in total LOE was the result of additional acquisitions made between periods and work to get properties into proper working condition.  The decrease in the per BOE amount was the result of higher production volumes between periods.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2011 and remained steady at 5% for the three months ended June 30, 2012.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rate.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $92,356 to $94,707 for the three months ended June 30, 2012, compared to $2,351 during the same period in 2011. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $21.24 per BOE during the three months ended June 30, 2011 to $19.87 per BOE during the three months ended June 30, 2012. The decreased depletion rate was the result of additional acquisitions between periods.

General and administrative expenses.  General and administrative expenses increased by $472,834 to $497,190 for the three months ended June 30, 2012, compared to $24,356 during the same period in 2011.  The increase was primarily the result of an increase in stock-based compensation expense from $0 for the three months ended June 30, 2011 to $290,886 for the three months ended June 30, 2012 and contract staff compensation.

Interest expense.  Interest expense was increased by $85,257 to $94,011 for the three months ended June 30, 2012, compared to the same period in 2011.  The increase was primarily due to additional acquisitions and equity transactions financed through our credit facility between periods.

Net loss.  Net loss increased from $14,545 for the three months ended June 30, 2011 to $541,377 for the same period in 2012. The primary reason for this increase is compensation expense.

Results of Operations – For the Six Months Ended June 30, 2012 and 2011

Oil and natural gas sales.  For the six months ended June 30, 2012, oil and natural gas sales revenue increased $561,091 to $670,525 compared to $109,434 for the same period during 2011.  Oil sales increased $549,331 and natural gas sales increased $11,760.  The increases were the result of higher production, which occurred primarily as a result of additional acquisitions between the periods.  For the six months ended June 30, 2012, oil sales volume increased 6,155 barrels to 7,267 barrels, compared to 1,113 barrels for the same period in 2011.  The average realized per barrel oil price decreased 8% from $98.36 for the six months ended June 30, 2011 to $90.64 for the six months ended June 30, 2012.  For the six months ended June 30, 2012, gas sales volume increased 3,150 thousand cubic feet (MCF) to 3,150 MCF, compared to 0 MCF for the same period in 2011.  The average realized natural gas price per MCF was $3.73 for the six months ended June 30, 2012 with no volumes being sold during the same period in 2011.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $80,205 or $72.09 per barrel of oil equivalent (BOE) for the six months ended June 30, 2011 compared to $375,255 or $48.16 per BOE for the six months ended June 30, 2012.  The increases in total LOE was the result of additional acquisitions made between periods and work to get properties into proper working condition.  The decrease in the per BOE amount was the result of higher production between period.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2011 and remained steady at 5% for the six months ended June 30, 2012.  Production taxes vary from state to state.  Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $171,400 to $175,835 for the six months ended June 30, 2012, compared to $4,435 for the same period in 2011. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $21.24 per BOE during the six months ended June 30, 2011 to $19.87 per BOE during the six months ended June 30, 2012. The decreased depletion rate was the result of additional acquisitions between periods.

General and administrative expenses.  General and administrative expenses increased by $1,125,643 to $1,154,499 for the six months ended June 30, 2012, compared to $28,856 for the same period in 2011.  The increase was primarily the result of an increase in stock-based compensation expense from $0 for the six months ended June 30, 2011 to $445,234 for the three months ended June 30, 2012 and contract staff compensation.

Interest expense.  Interest expense was increased by $179,092 to $187,846 for the six months ended June 30, 2012, compared to $8,754 for the same period in 2011.  The increase was primarily due to additional acquisitions and equity transactions financed through our credit facility between periods.

Net loss.  Net loss increased from $16,913 for the six months ended June 30, 2011 to $1,171,651 for the same period in 2012. The primary reason for this increase is compensation expense.

Capital Resources and Liquidity

As shown in the unaudited financial statements for the six months ended June 30, 2012, the Company had cash on hand of $6,614,338, compared to $11,372 as of December 31, 2011.  Significant sources of cash inflow during the six months ended June 30, 2012 include proceeds from borrowings from Ring Energy prior to the closing of the stock-for-stock exchange transaction and $10,887,561 in proceeds from issuance of common stock to Ring Energy, Inc. shareholders in the transaction.  The only significant sources of cash inflow during the six months ended June 30, 2011 was proceeds from borrowing on the revolving line of credit of $2,073,428.

The Company had net cash used in operating activities for the six months ended June 30, 2012 of $508,998, compared to $16,581 for the same period 2011.  Other significant cash outflows during the six months ended June 30, 2012 and 2011 were capital expenditures of $681,169 and $2,088,988, respectively, and $4,244,428 payment on notes payable in 2012.

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of June 30, 2012, $4,950,000 was available to be drawn on the line of credit.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of June 30, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013.    This revolving line of credit is classified as a current liability on the balance sheet.  Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate off-shore properties or properties located outside of the United States of America.

The pursuit of and acquisition of additional oil and gas properties may again require substantially greater capital than we currently have available and obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock.  Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.  The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and will impact our future cash flows.

The process of acquiring one or more additional oil and gas properties will impact our financial position and reduce our cash position.  The types of costs that we may incur include travel cost relating to meeting with individuals instrumental in our acquisition of one or more oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with such acquisition including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties.  Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, Ring faces certain unique market risks.  The two most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

Current competitive factors in the domestic oil and gas industry are unique.  The actual price range of crude oil is largely established by major international producers.  Pricing for natural gas is more regional.  Because domestic demand for oil and gas exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices.  To this extent Ring does not see itself as directly competitive with other producers, nor is there any significant risk that the Company could not sell all production at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  The primary competitive risks would come from falling international prices which could render current production uneconomical.

Secondarily, Ring is presently committed to use the services of the existing gatherers in its present areas of production.  This gives to such gatherers certain short term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way in the lease.

It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that Ring views itself as having a price disadvantage to larger producers.  Large producers also have a competitive advantage to the extent they can devote substantially more resources to acquiring prime leases and resources to better find and develop prospects.

Environmental

Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level.  Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency.  However, while the Company believes this generally to be the case for its production activities in Texas it should be noted that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas, specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil.  There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Texas Railroad Commission, Oil and Gas Division

Compliance with these regulations may constitute a significant cost and effort for Ring.  No specific accounting for environmental compliance has been maintained or projected by Ring to date.  Ring does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies to include:  ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.  In certain egregious situations, the agencies may also pursue criminal remedies against the Company or its principals.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we sold 32,920 common shares at $4.25 per share to two accredited investors for gross proceeds of $139,910.  Each of the investors was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

Item 6. Exhibits

Exhibit Number		Description
10.1		Ring Energy, Inc. Long-Term Incentive Plan
10.2		Form of Option Grant for Long-Term Incentive Plan
10.3		Revolver Loan Agreement with the F&M Bank &Trust Company Dated May 12, 2011
10.4		First Amendment dated May 12, 2012, to Revolver Loan Agreement with F&M Bank & Trust Company
31.1		Rule 13a-14(a) Certification
32.1		Section 1350 Certification
101.	INS	XBRL Instance Document(1)
101.	SCH	XBRL Taxonomy Extension Schema Document(1)
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1) XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 14, 2012

By: /s/ Robert Steve Owens

Robert “Steve” Owens, President

(Principal Executive & Financial Officer)