Form 10-Q/A
period 2012-06-30
RING ENERGY, INC.
filed 2012-09-13
CIK 1384195

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Ring Energy, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

Ring Energy, Inc.

Date: September 13, 2012

By /s/ William R. Broaddrick

      William R. Broaddrick, CEO & CFO

      (Principal Executive & Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

10.1

Ring Energy, Inc. Long-Term Incentive Plan(1)

10.2

Form of Option Grant for Long-Term Incentive Plan(1)

10.3

Revolver Loan Agreement with the F&M Bank &Trust Company Dated May 12, 2011(1)

10.4

First Amendment dated May 12, 2012, to Revolver Loan Agreement with F&M Bank & Trust Company(1)

31.1

Rule 13a-14(a) Certification(1)

32.1

Section 1350 Certification(1)

101.

INS

XBRL Instance Document

101.

SCH

XBRL Taxonomy Extension Schema Document

101.

CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.

DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.

LAB

XBRL Taxonomy Extension Label Linkbase Document

101.

PRE

XBRL Taxonomy Extension Presentation Linkbase Document

___________________

(1) These exhibits were previously included in the Quarterly Report of Ring Energy, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

4