Form 10-Q
period 2012-09-30
RING ENERGY, INC.
filed 2012-11-14
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53920

RING ENERGY, INC.
(Exact Name of registrant as specified in its charter)

Nevada	98-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6555 S. Lewis Street, Suite 200, Tulsa, OK	74136
(Address of principal executive offices)	(Zip Code)

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

      .  Yes

  X .  No

The registrant has one class of common stock of which 13,541,011 shares were outstanding at November 5, 2012.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

20

Item 4. Controls and Procedures

20

PART II – OTHER INFORMATION

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6. Exhibits

21

SIGNATURES

22

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities.  Our forward-looking statements do not consider the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$9,846,250	$11,372
Accounts receivable	130,816	91,022
Prepaid expenses and retainers	120,706	121,301
Total Current Assets	10,097,772	223,695
Properties and Equipment
Oil and natural gas properties subject to amortization	12,318,591	6,597,433
Office equipment	194,207	11,133
Total Properties and Equipment	12,512,798	6,608,566
Accumulated depreciation, depletion and amortization	(382,478)	(89,376)
Net Properties and Equipment	12,130,320	6,519,190
Total Assets	$22,228,092	$6,742,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,595,870	$100,321
Accrued compensation	-	100,000
Accrued payable to investors	72,500	-
Derivative put option	130,104	276,736
Total Current Liabilities	1,798,474	477,057
Noncurrent Liabilities
Revolving line of credit	-	9,244,428
Note payable to Ring Energy, Inc.	-	853,122
Asset retirement obligations	303,289	274,788
Total Noncurrent Liabilities	303,289	10,372,338
Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 75,000,000 shares authorized; 12,993,788 and 3,440,000 shares outstanding, respectively
	12,994	3,440
Additional paid-in capital	26,230,974	204,585
Accumulated deficit	(6,117,639)	(4,314,535)
Total Stockholders' Equity (Deficit)	20,126,329	(4,106,510)
Total Liabilities and Stockholders' Equity (Deficit)	$22,228,092	$6,742,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Predecessor
	Successor				Carve-out
	For The Three Months		For The Nine	For The Five	For The Four
	Ended September 30,		Months Ended	Months Ended	Months Ended
	2012	2011	September 30, 2012	September 30, 2011	April 30, 2011

Oil and Gas Revenues	$374,739	$162,527	$1,045,264	$175,004	$96,956

Costs and Operating Expenses
Oil and gas production costs	216,908	51,632	592,163	60,181	71,656
Oil and gas production taxes	17,296	7,702	49,921	8,277	4,468
Depreciation, depletion and amortization	117,267	49,287	293,102	50,944	2,778
Accretion expense	4,763	1,675	14,287	2,456	3,732
General and administrative expense	671,438	123,866	1,825,937	146,722	6,000

Total Costs and Operating Expenses	1,027,672	234,162	2,775,410	268,580	88,634

Other Income (Expense)
Gain on derivative put options	53,224	29,420	146,632	34,880	-
Non-refundable transaction fee	-	200,000	-	200,000	-
Interest income	2,248	-	2,248	-	-
Interest expense	(33,992)	(30,909)	(221,838)	(39,663)	-

Net Other Income (Expense)	21,480	198,511	(72,958)	195,217	-

Net Income (Loss)	$(631,453)	$126,876	$(1,803,104)	$101,641	$8,322

Basic Earnings (Loss) per Share	$(0.06)	$0.02	$(0.29)	$0.02	$-
Diluted Earnings (Loss) per Share	$(0.06)	$0.02	$(0.29)	$0.02	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PREDECESSOR OWNERS’

NET INVESTMENT (DEFICIT)

FOR THE FOUR MONTHS ENDED APRIL 30, 2011

Owners' Net
Investment
Predecessor	(Deficit)
Balance, December 31, 2010	$11,686
Distributions to owners	(26,416)
Net income	8,322
Balance, April 30, 2011	$(6,408)

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FIVE MONTHS ENDED SEPTEMBER 30, 2011

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 1, 2011	6,250,000	$6,250	$199,750	$-	$206,000
Capital contributions from shareholders of available-for-sale securities
	-	-	40,000	-	40,000
Capital contributions from shareholders	-	-	50,000	-	50,000
Capital distributions to shareholders			(150,000)		(150,000)
Net loss	-	-	-	101,641	101,641
Balance, September 30, 2011	6,250,000	$6,250	$139,750	$101,641	$247,641

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	3,440,000	$3,440	$204,585	$(4,314,535)	$(4,106,510)
Share-based compensation	-	-	707,090	-	707,090
Common stock issued to purchase Ring Energy, Inc.
	6,579,808	6,580	13,088,789	-	13,095,369
Common stock issued for cash	2,821,202	2,821	11,543,162	-	11,545,983
Common stock issued in property acquisition	152,778	153	687,348	-	687,501
Net loss	-	-	-	(1,803,104)	(1,803,104)
Balance, September 30, 2012	12,993,788	$12,994	$26,230,974	$(6,117,639)	$20,126,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Predecessor
	Successor		Carve-Out
	For the Nine	For the Five	For the Four
	Months Ended	Months Ended	Months Ended
	September 30, 2012	September 30, 2011	April 30, 2011
Cash Flows From Operating Activities
Net income (loss)	$(1,803,104)	$101,641	$8,322
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	293,102	50,944	2,778
Accretion expense	14,287	2,456	3,732
Share-based compensation	707,090	-	-
Gain on derivative put options	(146,632)	(34,880)	-
Changes in assets and liabilities:
Accounts receivable	(39,794)	(103,638)	4,677
Prepaid expenses	27,537	(18,803)	-
Accounts payable	1,558,156	277,425	6,907
Accrued compensation	(100,000)	-	-
Net Cash Provided by (Used in) Operating Activities	510,642	275,145	26,416
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(124,050)	(3,895,659)	-
Payments to develop oil and natural gas properties	(4,711,752)	(257,271)	-
Purchase of office equipment	(179,078)	-	-
Net Cash Used in Investing Activities	(5,014,880)	(4,152,930)	-
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	1,150,000	-	-
Proceeds from borrowings under revolving line of credit	-	4,053,428	-
Proceeds from issuance of common stock	11,545,983	-	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	10,887,561	-	-
Principal payments on revolving line of credit	(9,244,428)	-	-
Capital contributions from shareholders	-	50,000	-
Capital distributions to owners	-	(150,000)	(26,416)
Net Cash Provided by (Used in) Financing Activities	14,339,116	3,953,428	(26,416)
Net Increase (Decrease) in Cash	9,834,878	75,643	-
Cash at Beginning of Period	11,372	30,000	-
Cash at End of Period	$9,846,250	$105,643	$-
Supplemental Cash Flow Information
Cash paid for interest	$93,471	$8,754	$-
Noncash Investing and Financing Activities
Oil and natural gas properties acquired	$825,765	$4,110,430	$-
Asset retirement obligations assumed	(14,214)	(101,849)	-
Payments with Ring Energy, Inc. shares	(687,501)	(40,000)	-
Derivative put option incurred	-	(72,922)	-
Cash payments for oil and natural gas properties acquired	$124,050	$3,895,659	$-
Issuance of common stock to Ring Energy, Inc. shareholders	$13,095,369	$-	$-
Accounts payable assumed	9,893	-	-
Less: Elimination of note payable to Ring Energy, Inc.	(2,003,122)	-	-
Less: Prepaid expenses acquired	(26,942)	-	-
Less: Property and equipment acquired	(187,637)	-	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	$10,887,561	$-	$-
Capital contribution of Ring Energy, Inc. common stock	$-	$40,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein. The financial position and results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Reorganization into Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. At the closing, the Stanford shareholders exchanged their 1,376 shares of Stanford common stock for 3,440,000 shares of Ring common stock. In addition, Ring assumed and adopted Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford common stock, which represented the right to purchase 1,125,000 shares of Ring common stock at $2.00 per share. Prior to the closing, Ring had 6,110,408 shares of common stock outstanding, of which Stanford shareholders held 793,317 shares. As a result, Stanford’s shareholders obtained control of Ring. In addition, Stanford’s shareholders have the right to appoint to a majority of the members of the Ring board of directors and senior management of the combined company.

Since the Stanford shareholders obtained a controlling interest in Ring’s common stock and stock options and the right to control the board of directors and senior management, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split. The accompanying historical financial statements prior to the reorganization into Ring are Stanford’s financial statements, adjusted to reflect the authorized capital and par value of Ring and to reflect the effects of the stock split for all periods presented.

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

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at September 30, 2012.  During the nine months ended September 30, 2012, sales to three customers represented 36%, 35% and 27%, respectively, of oil and gas revenues.  At September 30, 2012, these customers made up 33%, 24% and 43%, respectively, of accounts receivable.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2012 was $117,267 and $293,102, respectively, based on depletion at the rate of $21.43 per barrel of oil equivalent compared to $49,287 and $53,722, respectively, for the three and nine months ended September 30, 2011, based on depletion at the rate of $24.28 per barrel of oil equivalent. These amounts include $10,501 and $31,502 of depreciation for the three and nine months ended September 30, 2012, respectively, with no depreciation for the three or nine months ended September 30, 2011.

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

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors and employees, which are described more fully in Note 6.  The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

					Predecessor
	Successor				Carve-out
	For The Three Months		For The Nine	For The Five	For The Four
	Ended September 30,		Months Ended	Months Ended	Months Ended
	2012	2011	September 30, 2012	September 30, 2011	April 30, 2011
Net Income (Loss)	$(631,453)	$126,876	$(1,803,104)	$101,641	$8,322
Basic Weighted-Average Shares Outstanding	11,433,730	6,250,000	6,172,054	6,250,000	6,250,000
Effect of dilutive securities:
Stock options	-	-	-	-	-
Diluted Weighted-Average Shares Outstanding	11,433,730	6,250,000	6,172,054	6,250,000	6,250,000
Basic Earnings (Loss) per Share	$(0.06)	$0.02	$(0.29)	$0.02	$-
Diluted Earnings (Loss) per Share	$(0.06)	$0.02	$(0.29)	$0.02	$-

Stock options to purchase 1,125,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the three and nine months ended September 30, 2012 as their effect would have been anti-dilutive.  There were no stock options outstanding during the three or nine months ended September 30, 2011.

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

For purposes of acquisition accounting, the fair value of the Ring shares transferred was determined based on the price stockholders of the Company paid to purchase the shares in May 2011 (see Note 10) since there was not an active market for the Ring shares. The value of the put option was determined using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 0.11%; expected life of 0.5 years; dividend yield of 0% and volatility of 207%, which was calculated on Ring stock historical prices. Stanford incurred $30,673 of acquisition-related costs, which were recognized in general and administrative expense for the eight months ended December 31, 2011.

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

Oil and natural gas sales and income from operations before general and administrative expense from the Miocene Property, for the four months ended December 31, 2011, were $217,959 and $60,313, respectively.

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

Oil and natural gas sales and loss from operations before general and administrative expense from the Fisher II Property for the one month ended December 31, 2011, were $4,465 and $(7,416), respectively.

Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. As further described in Note 1, Stanford was determined to be the accounting acquirer. The acquisition of Ring was recognized as the issuance by Stanford of the 6,110,408 common shares of Ring that remained outstanding. The fair value of Ring’s net assets was more clearly determinable than the fair value of the common shares deemed issued; therefore, the common shares were valued at the fair value of the net assets acquired as follows:

Cash	$10,887,561
Note payable to Ring cancelled	2,003,122
Prepaid expenses	26,942
Property and equipment	187,637
Accounts payable	(9,893)
Fair Value of Net Assets	$13,095,369

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pro Forma Results from Operations – The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions had been completed on January 1, 2012 and 2011, respectively:

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 31, 2012	September 31, 2011	September 31, 2012	September 31, 2011

Oil and Natural Gas Revenues	$374,739	$315,018	$1,045,264	$872,774
Net Income (Loss)	(631,453)	(144,234)	(1,885,369)	(121,077)

Ogden Property – On September 28, 2012, the Company purchased proved developed and undeveloped oil and natural gas reserves (the “Ogden Property”) located in the Permian Basin, Andrews County, Texas. The Ogden Property consists of a 91.67% working interest, 68.75% net revenue interest in one lease covering 80 acres which included one existing well with production.  The Ogden Property was acquired for $687,501 through the issuance of 152,778 shares of Ring common stock, valued at $4.50 per share.  Due to the lack of an active market for the Ring shares, the fair value of the Ring shares transferred was determined based on the price at which Ring shares were being sold in a private placement active during the time period that this acquisition occurred.

The acquisition of the Ogden Property was recognized as a business combination. Ring recorded the assets acquired and the liabilities assumed at their fair values. The estimated fair value of the Ogden Property approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Proved developed and undeveloped oil and gas properties	$687,501
Asset retirement obligation	(14,214)
Total Identifiable Net Assets	$673,287

NOTE 4 – REVOLVING LINE OF CREDIT

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of September 30, 2012, $9,950,000 was available to be drawn on the line of credit.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of September 30, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Balance, January 1, 2012	$274,788
Liabilities incurred	14,214
Accretion expense	14,287
Balance, September 30, 2012	$303,289

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2012 was $261,856 and $707,090, respectively, with no comparable amounts for the three and nine months ended September 30, 2011, and is included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. As of September 30, 2012, there were 1,375,000 shares eligible for issuance under the plan. On December 1, 2011, the Company granted 1,125,000 non-qualified stock options exercisable at $2.00 per share. On July 1, 2012, the Company granted 75,000 non-qualified stock options exercisable at $4.50 per share.  On July 1, 2012, the Company cancelled 125,000 non-qualified options exercisable at $2.00 per share.  On August 15, 2012, the Company granted 50,000 non-qualified options exercisable at $4.50 per share.  The stock options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the date granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Dow Jones U.S. Oil and Gas Index. The Company used the simplified method for estimating the expected term for options granted in 2011. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the weighted-average assumptions used to determine the fair value of options granted during the eight months ended December 31, 2011 and nine months ended September 30, 2012:

	December 1, 2011	July 1, 2012	August 15, 2012

Risk free interest rate	0.97%	0.67%	0.80%
Expected life	6.5 years	6.5 years	6.5 years
Dividend yield	-	-	-
Volatility	32%	158%	153%

A summary of the stock option activity as of September 30, 2012, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2011	1,125,000	$ 2.00
Granted	125,000	4.50
Forfeited	(125,000)	2.00
Outstanding, September 30, 2012	1,125,000	$ 2.28	9.2 Years	$ 3,346,875
Exercisable, September 30, 2012	-

The weighted-average grant-date fair value of options granted during 2012 was $4.29 per share. Share-based compensation expense for the nine months ended September 30, 2012 was $707,090. As of September 30, 2012, there was approximately $1,580,789 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.7 years. The aggregate intrinsic value was determined based on the $5.82 market value of the Ring Energy, Inc. common stock on September 28, 2012.  No options were exercisable as of September 30, 2012.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8 – PUT OPTIONS

The Company granted put options on the Ring shares transferred in connection with the acquisitions of oil and natural gas properties in December 2011.  In December 2011, the Company granted 80,000 options with terms allowing the property seller to require the Company to repurchase the Ring shares at $5.00 per share through December 1, 2012.  At the date of issuance, the fair value of this liability was $277,760 and was capitalized as part of the acquisition cost.  The put options are contingent consideration classified as liabilities under FASB ASC 305-30 and are recognized at the acquisition date fair value as part of the consideration transferred.  They are remeasured to fair value at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings.  As of September 30, 2012, the fair value of the remaining liability was $130,104.  The following table illustrates the assumptions used in the Black-Scholes option pricing model at September 30, 2012:

Risk free interest rate	0.10%
Expected life (years)	0.16
Dividend yield	-
Volatility	147%

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

The Company’s derivative put option liabilities are remeasured to fair value at each reporting date until the contingency is resolved.  The fair value of the non-financial liabilities as of September 30, 2012 was $130,104 and was calculated using Level 2 inputs. See Note 8 above for more information about this liability and the inputs used for calculating fair value.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company sold 327,223 shares of common stock for gross proceeds of $1,472,504 in a private placement at $4.50 per common share.  No selling commissions were paid.

Subsequent to September 30, 2012, the Company purchased proved developed and undeveloped oil and natural gas reserves located in the Permian Basin, Andrews County, Texas.  The total purchase price was $1,990,000 consisting of a cash payment of $1,000,000 and the issuance of 220,000 shares of Ring Energy, Inc. common stock valued at $4.50 per share.

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

Stanford Energy, Inc., a Texas Corporation, was formed in 2007.  There were no operations prior to acquisitions during 2011.  During 2011 Stanford completed three acquisitions of properties with existing production, all with additional potential for development, as well as additional acquisition and leasing of undeveloped acreage.  During the nine months ended September 30, 2012 Stanford continued leasing additional mineral interest in acreage in which it already owned an interest.  On June 28, 2012, Stanford consummated a stock-for-stock exchange with Ring Energy, Inc.  Stanford was determined to be the accounting acquirer in this transaction and therefore the historical financial statements presented are those of Stanford.  During the nine months ended September 30, 2012 but prior to the consummation of the stock-for-stock exchange, Ring completed two acquisitions of undeveloped acreage that are offsetting the assets held by Stanford and which is complimentary.

Results of Operations – For the Three Months Ended September 30, 2012 and 2011

Oil and natural gas sales.  For the three months ended September 30, 2012, oil and natural gas sales revenue increased $212,212 to $374,739, compared to $162,527 for the same period during 2011.  Oil sales increased $218,291 and natural gas sales decreased $6,079.  The increases were the result of higher production, which occurred primarily as a result of acquisitions made in the latter part of 2011.  For the three months ended September 30, 2012, oil sales volume increased 2,515 barrels to 4,386 barrels, compared to1,871 barrels for the same period in 2011.  The average realized per barrel oil price increased 2% from $83.22 for the three months ended September 30, 2011 to $85.28 for the three months ended September 30, 2012.  For the three months ended September 30, 2012, gas sales volume decreased 725 thousand cubic feet (MCF) to 169 MCF, compared to 894 MCF for the same period in 2011.  The average realized natural gas price per MCF decreased 41% from $7.65 for the three months ended September 30, 2011 to $4.50 for the three months ended September 30, 2012.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $51,632 or $25.56 per barrel of oil equivalent (BOE) for the three months ended September 30, 2011 to $216,908 or $49.14 per BOE for the three months ended September 30, 2012.  The increases were the result of additional acquisitions made between periods and work to get properties into proper working condition.  This amount also includes $74,755 or $16.94 per BOE in salt water disposal charges that will be eliminated once our salt water disposal well is placed on line.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2011 and remained steady at 5% for the three months ended September 30, 2012.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rate.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $71,068 to $117,267 for the three months ended September 30, 2012, compared to $49,287 during the same period in 2011. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $24.28 per BOE during the three months ended September 30, 2011 to $21.43 per BOE during the three months ended September 30, 2012. The decreased depletion rate was the result of additional acquisitions between periods.

General and administrative expenses.  General and administrative expenses increased by $547,572 to $671,438 for the three months ended September 30, 2012, compared to $123,866 during the same period in 2011.  The increase was primarily the result of an increase in stock-based compensation expense from $0 for the three months ended September 30, 2011 to $261,856 for the three months ended June 30, 2012 and contract staff compensation.

Interest income.  Interest income increased by $2,248 to $2,248 for the three months ended September 30, 2012, compared to zero for the same period in 2011.  The increase was due to a higher cash balance between periods.

Interest expense.  Interest expense increased by $3,083 to $33,992 for the three months ended September 30, 2012, compared to the same period in 2011.  The increase was due to a higher average outstanding balance between periods.

Net income/loss.  For the three months ended September 30, 2012 there was a net loss of $631,453, as compared to net income of $126,876 for the three months ended September 30, 2011.  The primary reason for this change is compensation expense.

Results of Operations – For the Nine Months Ended September 30, 2012 and 2011

Oil and natural gas sales.  For the nine months ended September 30, 2012, oil and natural gas sales revenue increased $773,304 to $1,045,264 compared to $271,960 for the same period during 2011.  Oil sales increased $767,622 and natural gas sales increased $5,682.  The increases were the result of higher production, which occurred primarily as a result of acquisitions made during the latter part of 2011.  For the nine months ended September 30, 2012, oil sales volume increased 8,670 barrels to 11,653 barrels, compared to 2,983 barrels for the same period in 2011.  The average realized per barrel oil price decreased slightly from $88.87 for the nine months ended September 30, 2011 to $88.62 for the nine months ended September 30, 2012.  For the nine months ended September 30, 2012, gas sales volume increased 2,425 thousand cubic feet (MCF) to 3,319 MCF, compared to 894 MCF for the same period in 2011.  The average realized natural gas price per MCF decreased 51% from $7.65 for the nine months ended September 30, 2011 to $3.77 for the nine months ended September 30, 2012.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $131,837 or $42.09 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2011 compared to $592,163 or $48.51 per BOE for the nine months ended September 30, 2012.  The increases were the result of additional acquisitions made between periods and work to get properties into proper working condition.  This amount also includes $183,448 or $15.03 per BOE in salt water disposal charges that will be eliminated once our salt water disposal well is placed on line.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2011 and remained steady at 5% for the nine months ended September 30, 2012.  Production taxes vary from state to state.  Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $247,479 to $293,102 for the nine months ended September 30, 2012, compared to $53,722 for the same period in 2011. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $24.28 per BOE during the nine months ended September 30, 2011 to $21.43 per BOE during the nine months ended September 30, 2012. The decreased depletion rate was the result of additional acquisitions between periods.

General and administrative expenses.  General and administrative expenses increased by $1,673,215 to $1,825,937 for the nine months ended September 30, 2012, compared to $152,722 for the same period in 2011.  The increase was primarily the result of an increase in stock-based compensation expense from $0 for the nine months ended September 30, 2011 to $707,090 for the nine months ended September 30, 2012 and contract staff compensation.

Interest income.  Interest income increased by $2,248 to $2,248 for the nine months ended September 30, 2012, compared to zero for the same period in 2011.  The increase was due to a higher cash balance between periods.

Interest expense.  Interest expense increased by $182,175 to $221,838 for the nine months ended September 30, 2012, compared to $39,663 for the same period in 2011.  The increase was due to a higher average outstanding balance between periods.

Net income/loss.  For the nine months ended September 30, 2012 there was a net loss of $1,803,104, as compared to net income of $109,963 for the nine months ended September 30, 2011.  The primary reason for this change is compensation expense.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2012, the Company had cash on hand of $9,846,250, compared to $11,372 as of December 31, 2011.  The Company had net cash provided by operating activities for the nine months ended September 30, 2012 of $515,038, compared to $301,561 for the same period 2011.  Other significant sources of cash inflow for the nine months ended September 30, 2012 include proceeds from issuance of common stock for cash of $11,545,983, proceeds from issuance of common stock to Ring Energy, Inc. shareholders in the stock-for-stock exchange transaction of $10,887,561 and borrowings from Ring Energy, Inc. prior to the closing of the stock-for-stock exchange transaction of $1,150,000.  The only significant source of cash inflow for the nine months ended September 30, 2011 was proceeds from borrowings under the revolving line of credit for $4,053,428.  The most significant cash outflows during the nine months ended September 30, 2012 and 2011 were capital expenditures of $5,019,276 and $4,152,930, respectively, and $9,244,428 payment on notes payable in 2012.

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of September 30, 2012, $9,950,000 was available to be drawn on the line of credit.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of September 30, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013.  Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Not required of smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of William R. Broaddrick, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, Mr. Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2012, the Company issued 50,000 options to its CEO, William R. Broaddrick, under the 2011 Long-Term Incentive Plan.  The options vest 20% each year five years from the grant date and expire 20 years from the grant date.  The exercise price of the options is $4.50.  Mr. Broaddrick was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On September 28, 2012, the Company issued 152,778 shares of its common stock to four investors in connection with the purchase of certain oil and gas leases.  The investors were accredited investors at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

Item 6. Exhibits

Exhibit Number

Description

31.1

Rule 13a-14(a) Certification

32.1

Section 1350 Certification

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: November 14, 2012

By: /s/ William R. Broaddrick

William R. Broaddrick

(Principal Executive & Financial Officer)