Form 10-K
period 2012-12-31
RING ENERGY, INC.
filed 2013-04-01
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Or

      .

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 000-53920

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6555 S. Lewis Ave, Suite 200 Tulsa, Oklahoma	74133
(Address of principal executive offices)	(Zip Code)

(918) 499-3880
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

As of June 30, 2012, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $5.12 per share, was approximately $28,587,479.

As of March 11, 2013, the issuer had outstanding 14,272,733 shares of common stock ($0.001 par value).

TABLE OF CONTENTS

PART I

3

Item 1:

Business

3

Item 1A.

Risk Factors

6

Item 1B:

Unresolved Staff Comments

11

Item 2:

Properties

12

Item 3:

Legal Proceedings

18

Item 4:

Mine safety disclosures

18

PART II

19

Item 5:

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

19

Item 6:

Selected Financial Data

20

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

24

Item 8:

Financial Statements and Supplementary Data

24

Item 9:

Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

25

Item 9A:

Controls and Procedures

25

Item 9B:

Other Information

26

PART III

26

Item 10:

Directors, Executive Officers and Corporate Governance

26

Item 11:

Executive Compensation

30

Item 12:

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

35

Item 13:

Certain Relationships and Related Transactions, and Director Independence

36

Item 14:

Principal Accounting Fees and Services

37

PART IV

37

Item 15:

Exhibits, Financial Statement Schedules

37

SIGNATURES

39

Forward Looking Statements

All statements, other than statements of historical fact included in this Annual Report on Form 10-K (herein, “Annual Report”) regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to “Ring,” refer to Ring Energy, Inc. and references to “the Company,” “we,” “us,” “our” or “ours” refer to Ring Energy, Inc. and Stanford Energy, Inc, its wholly owned subsidiary..

PART I

Item 1:

Business

General

Ring was incorporated in the State of Nevada in 2004.  Our principal executive offices are located at 600 N. Marienfeld, Suite 800, Midland, Texas 79701, and our telephone number is (432) 682-7464.  Our Internet website, which is currently under construction, can be found at www.ringenergy.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We are engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Texas and Kansas.  Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Reorganization into Ring Energy, Inc. – On June 28, 2012 Ring completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s shareholders obtained control of Ring under current accounting guidance. Since the Stanford shareholders obtained a controlling interest in Ring’s common stock and stock options, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split.

Predecessor Carve-Out Financial Statements – On May 23, 2011, Stanford acquired developed and undeveloped properties referred to as the Fisher I Property.  The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first significant interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired.  In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of the Company.

Business Development

From our inception we have built our asset base and achieved growth primarily through property acquisitions.  Through December 31, 2012, we increased our proved reserves to approximately 3.9 million BOE (barrel of oil equivalent).  As of December 31, 2012, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $106.0 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $71.4 million.  The difference between these two amounts is the effect of income taxes.  The Company presents the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies.  We spent approximately $23.1 million on acquisitions and capital projects during 2011 and 2012.

We have a portfolio of oil and natural gas reserves, with approximately 93% of our proved reserves consisting of oil and approximately 7% consisting of natural gas. Of those reserves, approximately 10% of our proved reserves are classified as proved developed producing, or “PDP,” approximately 12% of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately 78% are classified as proved undeveloped, or “PUD.”

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel.  These factors can be particularly important in the areas in which we operate.  Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading.  Pricing for natural gas is based on regional supply and demand conditions.  To this extent we believe we receive oil and gas prices comparable to other producers.  There is little risk in our ability to sell all our current production at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  We view our primary pricing risk to be related to a potential decline in prices to a level which could render our current production uneconomical.

We are presently committed to use the services of the existing gathering systems of the companies that purchase our natural gas production.  This commitment is tied to existing natural gas purchase contracts associated with our production  This commitment potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering company would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production).  We are not subject to third party gathering systems for our oil production.  Some of our oil production is sold through a third party pipeline which has no regional competition.  All other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2012, sales to three customers, HollyFrontier Refining and Marketing, ConocoPhillips, and BML, Inc. represented 50%, 25% and 23% of oil and gas revenues, respectively.  At December 31, 2012, HollyFrontier represented 94% of our accounts receivable.  However, we believe that the loss of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2012, we are not committed to providing a fixed quantity of oil or gas under any existing contracts.

Governmental Regulations

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil in common carrier pipelines is also subject to rate regulation.  The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions.  The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.  Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis.  Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates.  When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs.  Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services.  Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold.  Therefore, we cannot provide any assurance that the less stringent regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency.  However, while we believe this generally to be the case for our production activities in Texas and Kansas, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas and Kansas specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water.  There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are:  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or “Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA,”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us.  No specific accounting for environmental compliance has been maintained or projected by us at this time.  We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include:  ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.  In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

Current Employees

As of December 31, 2012, we had four full-time employees. However, subsequent to December 31, 2012 we have added four additional full-time employees.  Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

Item 1A:

Risk Factors

The following risks and uncertainties may affect our performance, results of operations and the trading price of our common stock.

Risks Relating to the Oil and Natural Gas Industry and Our Business

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•

changes in global supply and demand for oil and natural gas;

•

the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•

the price and quantity of imports of foreign oil and natural gas;

•

political conditions, including embargoes, in or affecting other oil-producing activity;

•

the level of global oil and natural gas exploration and production activity;

•

the level of global oil and natural gas inventories;

•

weather conditions;

•

technological advances affecting energy consumption; and

•

the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

A substantial percentage of our proven properties are undeveloped; therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our proven properties are proved undeveloped (approximately 78%) or proved developed behind pipe (approximately 12%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

While our current business plan is to fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•

delays imposed by or resulting from compliance with regulatory requirements;

•

pressure or irregularities in geological formations;

•

shortages of or delays in obtaining equipment and qualified personnel;

•

equipment failures or accidents;

•

adverse weather conditions;

•

reductions in oil and natural gas prices;

•

title problems; and

•

limitations in the market for oil and natural gas.

If our assessments of recently purchased properties are materially inaccurate, it could have significant impact on future operations and earnings.

We have aggressively expanded our base of producing properties. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

•

the amount of recoverable reserves;

•

future oil and natural gas prices;

•

estimates of operating costs;

•

estimates of future development costs;

•

estimates of the costs and timing of plugging and abandonment; and

•

potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. As noted previously, we plan to undertake further development of our properties through the use of cash flow from existing production. Therefore, a material deviation in our assessments of these factors could result in less cash flow being available for such purposes than we presently anticipate, which could either delay future development operations (and delay the anticipated conversion of reserves into cash), or cause us to seek alternative sources to finance development activities.

Decreases in oil and natural gas prices may require us to take write-downs of the carrying values of our oil and natural gas properties, potentially requiring earlier than anticipated debt repayment and negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. Because our properties serve as collateral for advances under our existing credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. A write-down could also constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves.

In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities. These factors could also result in the acceleration of debt repayment and a reduction in our borrowing base under our credit facilities.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (78%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•

environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•

abnormally pressured formations;

•

mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•

fires and explosions;

•

personal injuries and death; and

•

natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•

discharge permits for drilling operations;

•

drilling bonds;

•

reports concerning operations;

•

the spacing of wells;

•

unitization and pooling of properties; and

•

taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

If our indebtedness increases, it could reduce our financial flexibility.

We have a $10 million revolving line of credit in place for borrowings and letters of credit.  As of December 31, 2012, no amount was outstanding on our credit facility.  If in the future we utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

•

a significant portion of our cash flow could be used to service the indebtedness,

•

a high level of debt would increase our vulnerability to general adverse economic and industry conditions,

•

the covenants contained in our credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments,

•

a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

In addition, our bank borrowing base is subject to semi-annual redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we begin to further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Hedging transactions may limit our potential gains.

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if crude oil and natural gas prices rise over the price established by the arrangements.

Risks Relating to Our Common Stock

We have no plans to pay dividends on our common stock. Shareholders may not receive funds without selling their shares.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our credit facility prohibits us from paying dividends.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices.

Our common stock trades in the over-the-counter market and is quoted on the OTCQB and the OTC Bulletin Board. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our Articles of Incorporation, our board of directors is authorized to issue up to 50,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

In addition to the ability of the board of directors to issue preferred stock, the existence of some provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 1B:

Unresolved Staff Comments

None.

Item 2:

Properties

General Background

Reorganization into Ring Energy, Inc. – On June 28, 2012 Ring completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s shareholders obtained control of Ring under current accounting guidance. Since the Stanford shareholders obtained a controlling interest in Ring’s common stock and stock options, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split.

Predecessor Carve-Out Financial Statements – On May 23, 2011, Stanford acquired developed and undeveloped properties referred to as the Fisher I Property.  The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first significant interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired.  In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of the Company.

From our inception to date we built our asset base and achieved growth primarily through property acquisitions.  While we have drilled additional wells, our focus currently is to continue to grow through acquisitions of properties with production but with potential for additional wells.

As of December 31, 2012, our estimated proved reserves had a pre-tax PV10 value of approximately $106.0 million and a Standardized Measure of Discounted Future Cash Flows of approximately $71.4 million, approximately 97% of which relate to our properties in Texas and approximately 3% of which relate to our properties located in Kansas. We spent approximately $23.1 million on acquisitions and capital projects during 2011 and 2012.  We expect to further develop these properties through additional drilling.  We will closely manage our capital expenditures to our cash flow.   As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures up or down accordingly.  We have maintained a strong current cash position with no long-term debt; we will continue to seek acquisition opportunities that complement our core assets.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2012.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
Texas	3,544,810	1,710,690	3,829,925	103,806,020	69,670,682
Kansas	101,933	23,090	105,781	2,232,374	1,687,764

Total	3,646,743	1,733,780	3,935,706	$106,038,394	$71,358,446

Proved Reserves

Our 3,935,706 BOE of proved reserves, which consist of approximately 93% oil and 7% natural gas, are summarized below as of December 31, 2012, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2012, our Texas proved reserves had a net pre-tax PV10 value of $103.8 million and Standardized Measure of Discounted Future Net Cash Flows of $67.7 million and our proved reserves in Kansas had a net pre-tax PV10 value of $2.2 million and Standardized Measure of Discounted Future Net Cash Flows of $1.7 million.

As of December 31, 2012, approximately 10% of the proved reserves have been classified as proved developed producing, or “PDP”.  Proved developed non-producing, or “PDNP” reserves constitute approximately 12% and proved undeveloped, or “PUD”, reserves constitute approximately 78%, of the proved reserves as of December 31, 2012.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2012 of approximately $106.0 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $71.4 million, 10.9% or $11.5 million and $7.7 million, respectively, of which is associated with the PDP reserves. An additional $18.3 million and $12.2 million, respectively, are associated with the PDNP reserves, or 17.2% of total proved reserves’ pre-tax PV10 value.  The remaining $76.2 million and $51.3 million, respectively, are associated with PUD reserves.

Internal Controls Over Reserves Estimates – Our reserves estimates were prepared by a third party consultant in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles.  Our reserves estimates are prepared by examination and evaluation of production data, production decline curves, reservoir pressure data, logs, geological data, and offset analogies.  Our reserves estimates are reviewed and approved by our Operations Vice President and our Chief Executive Officer.  Our Chief Financial Officer reviews the reserves estimates to assure compliance with SEC reporting requirements.

We engage third-party petroleum consulting firms to audit all of our reserves.  See the Third-Party Reserves Audit report in exhibits.

Proved Undeveloped Reserves – Our reserve estimates as of December 31, 2012 include 3.1 million BOE as proved undeveloped reserves.  As of December 31, 2011, our reserve estimates included 2.4 BOE as proved undeveloped reserves.  Following is a description of the changes in our PUD reserves from December 31, 2011 to December 31, 2012.

Conversion of approximately 205,806 BOE of reserves from PUD to PDP or PDBP through capital expenditures of approximately $6.6 million.

Upward revision of approximately 183,856 BOE primarily as a result of performance.

Recording of approximately 772,813 BOE in new PUD reserves as a result of acquisitions.

Our proved reserves as of December 31, 2012 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas:
PDP	364,110	40,750	370,902	9%	$11,516	$7,729	$-
PDNP	447,890	30,250	452,932	12%	18,273	12,264	2,948
PUD	2,732,810	1,639,690	3,006,092	76%	74,017	49,677	61,892

Total Proved:	3,544,810	1,710,690	3,829,926	97%	$103,806	$69,670	$64,840

Kansas:
PDP	-	23,090	3,848	0%	$23	$17	$-
PUD	101,933	-	101,933	3%	2,209	1,671	1,995

Total Proved:	101,933	23,090	105,781	3%	$2,232	$1,688	$1,995

Total:
PDP	364,110	63,840	374,750	10%	$11,539	$7,746	$-
PDBP	447,890	30,250	452,932	12%	18,273	12,264	2,948
PUD	2,834,743	1,639,690	3,108,025	78%	76,226	51,348	63,887

Total Proved:	3,646,743	1,733,780	3,935,707	100%	$106,038	$71,358	$66,835

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2013	1,563,303	638,340	1,669,693	22,642,810
2014	1,719,330	1,031,600	1,891,263	44,192,460

	3,282,633	1,669,940	3,560,956	$66,835,270

Production

Our estimated average daily production for the month of December, 2012, is summarized below. These tables indicate the percentage of our estimated December 2012 average daily production of 134 BOE/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas

Texas	91.75%	100.00%	15.96%

Kansas	8.25%	0.00%	84.04%

Total	100.00%	100.00%	100.00%

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews County leases – Andrews County, Texas.  In 2011 we acquired a 100% working interest and a 75% net revenue interest in the initial leases.  Throughout 2011 and 2012 we acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases.  The working interests range from 33-100% and the net revenue interests range from 21-75%. In total, we now own 4,893 acres, with 1,560 acres developed and held by production and the remaining 3,333 acres being undeveloped.  We believe the Andrews County leases contain considerable remaining potential drilling.  Our reserve estimate includes 109 PUD wells.   Our reserve estimates include potential development expenditures.

Significant Kansas Operations

Kansas Properties – Gray, Finney Haskell Counties, Kansas.  We acquired a 100% working interest and an 80% net revenue interest in 9,541.5 net mineral acres and a 95% working interest and a 76% net revenue interest in 1,600 net mineral acres, along with all production.  There are 12 total wells on the acreage but production is minimal.  We believe this acreage has significant potential.  However, at this time we have only included three locations in our PUD reserve estimates.

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2012 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Texas	1,560	1,517	3,333	2,333	4,893	3,851

Kansas	1,280	1,024	9,862	8,030	11,142	9,054

Total	2,840	2,541	13,195	10,363	16,035	12,904

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2011	2012

Oil production (Bbls)	5,297	20,531
Natural gas production (Mcf)	2,369	6,480
Total production (Boe)	5,692	21,611
Daily production (Boe/d)	16	59
Average sales price:
Oil (per Bbl)	$88.50	$84.50
Natural gas (per Mcf)	7.11	3.50
Total (per Boe)	85.32	81.39
Average production cost (per Boe)	$43.04	$36.37
Average production taxes (per Boe)	4.02	3.84

The average oil sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels “Bbl”.  The average gas sales price amounts above are calculated by dividing revenue from gas sales by the volume of gas sold, in thousand cubic feet “Mcf”.  The total average sales price amounts are calculated by dividing total revenues by total volume sold, in BOE.  The average production costs above are calculated by dividing production costs by total production in BOE.

Productive Wells

The following table presents our ownership at December 31, 2012, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	43	32	-	-	43	32
Kansas	3	2	9	7	12	9

Total	46	34	9	7	55	41

Drilling Activity

We drilled 5 producing oil wells and one salt water disposal wells during 2012.  All wells were successful.  We did not drill any wells during 2011.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $43.04 in 2011 and $36.37 in 2012 and our average production taxes, per BOE, were $4.02 in 2011 and $3.84 in 2012. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2011 and 2012 are shown below.

	For the Year Ended December 31,
	2011	2012

Acquisition of proved properties	$6,280,391	$9,873,128
Acquisition of unproved properties	-	-
Exploration costs	-	-
Development costs	317,042	6,581,343
Total Costs Incurred	$6,597,433	$16,454,471

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on independent third party reports and audited by Williamson Petroleum Consultants, Inc. independent petroleum engineers.  The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

		Natural Gas
	Oil (Bbls)	(Mcf)
Balance, December 31, 2010	68,036	-
Purchase of minerals in place	910,839	448,681
Improved recovery	1,143,998	360,453
Production	(5,297)	(2,369)
Revisions of estimates	375,984	942,335

Balance, December 31, 2011	2,493,560	1,749,100
Purchase of minerals in place	780,669	430,800
Improved recovery	149,149	30,250
Production	(20,531)	(6,480)
Revisions of estimates	243,896	(469,890)

Balance, December 31, 2012	3,646,743	1,733,780

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2011	2012

Oil (Bbls)
Developed	414,350	812,000
Undeveloped	2,079,210	2,834,743

Total	2,493,560	3,646,743

Natural Gas (Mcf)
Developed	75,330	94,090
Undeveloped	1,673,770	1,639,690

Total	1,749,100	1,733,780

Total (Boe)
Developed	426,905	827,682
Undeveloped	2,358,172	3,108,025

Total	2,785,077	3,935,707

Standardized Measure of Discounted Future Net Cash Flows

Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and changes in the standardized measure as described below were prepared in accordance with generally accepted accounting principles.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of our oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2012	2011
Future cash flows	$331,489,046	$237,949,800
Future production costs	(73,667,753)	(43,060,810)
Future development costs	(66,835,270)	(48,146,550)
Future income taxes	(62,412,666)	(49,835,277)
Future net cash flows	128,573,357	96,907,163
10% annual discount for estimated timing of cash flows	(57,215,111)	(36,151,588)

Standardized Measure of Discounted Cash Flows	$71,358,246	$60,755,575

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2012	2011
Beginning of the year	$60,755,575	$939,994
Purchase of minerals in place	19,027,746	32,785,800
Extensions, discoveries and improved recovery, less related costs	6,279,507	38,981,734
Development costs incurred during the year	6,532,898	317,042
Sales of oil and gas produced, net of production costs	(972,881)	(219,617)
Accretion of discount	6,524,980	68,517
Net changes in price and production costs	(8,004,160)	18,810,992
Net change in estimated future development costs	(2,968,626)	(1,832,496)
Revision of previous quantity estimates	6,364,907	7,376,116
Revision of estimated timing of cash flows	(19,303,858)	(5,720,962)
Net change in income taxes	(2,877,642)	(30,751,545)

End of the Year	$71,358,446	$60,755,575

Management’s Business Strategy Related to Properties

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties. Specifically, we have focused, and plan to continue to focus, on the following:

Developing and Exploiting Existing Properties.  We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties.  We own interests in a total of 2,840 gross (2,541 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves.  In addition, as of December 31, 2012, we owned interests in approximately 13,195 gross undeveloped acres (10,363 net).  While our focus will be toward growth through additional acquisitions and leasing, we do plan on drilling wells on our existing acreage to develop the potential contained therein.

Pursuing Profitable Acquisitions.  We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations.  We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties.  We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas.  The leased office space consists of approximately 3,000 square feet.  We have approximately 3,700 square feet of additional office space leased in Midland, Texas that we will be relocating to once it is ready for use.  Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office.  The leased office space consists of approximately 3,700 square feet.  We also lease office space in Andrews, Texas which is currently our only field office.  The leased office space consists of approximately 2,000 square feet.  We anticipate leasing or purchasing additional office space in Midland and Andrews, Texas in the near future.

Item 3:

Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

Item 4:

Mine safety disclosures

Not applicable.

PART II

Item 5:

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is quoted on the OTCQB and the OTC Bulletin Board under the trading symbol “RNGE”.  We have only one class of common stock and we have 50,000,000 authorized but unissued shares of preferred stock.  The table below sets forth for the periods indicated the quarterly high and low bid prices of our common stock, based on information provided to us by OTC Markets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  Furthermore, transactions in our common stock are extremely limited and the bid prices provided below may not be indicative of prices if our common stock was trading in an established public trading market.

Period	High Sale	Low Sale

1st Quarter 2011	$4.30	$1.75
2nd Quarter 2011	12.20	4.51
3rd Quarter 2011	4.75	4.00
4th Quarter 2011	4.50	2.26

1st Quarter 2012	$5.10	$4.01
2nd Quarter 2012	7.50	4.25
3rd Quarter 2012	7.00	5.12
4th Quarter 2012	7.00	5.82

1st Quarter 2013 (through
March 20, 2013)	$11.00	$5.74

Record Holders

As of March 5, 2013, there are approximately 554 holders of record of our common stock.  As of March 5, 2013, 4,933,661 shares, or approximately 34.6%, of the 14,272,733 shares issued and outstanding as of such date are held by management or affiliated parties.

Dividend Policy

We have not paid any dividends on our common stock during the last three years, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our credit facility prohibits us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

In December 2011, our board of directors adopted a long term incentive plan which has been subsequently approved and amended by votes of our shareholders.  Information regarding this plan and the options and stock that have been granted under this plan may be found in this Annual Report under Part III, Items 10 and 11.

Recent Sales of Unregistered Securities

On July 1, 2012, the Company granted 75,000 options to an employee under the 2011 Long-Term Incentive Plan for services.  The options vest 20% each year for five years from the grant date and expire 10 years from the grant date.  The exercise price of the options is $4.50.

On October 1, 2012, the Company granted 40,000 options to a consultant under the 2011 Long-Term Incentive Plan for services.  The options vest 12.5% each quarter for two years from the grant date and expire 10 years from the grant date.  The exercise price of the options is $4.50.

The consultants were accredited investors at the time of the issuances.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2012.

Item 6:

Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2012, 2011, and 2010.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	Successor		Predecessor
	For the	For the Eight	For the Four
	Year ended	Months ended	Months ended	For the Year ended
	December 31,	December 31,	April 30,	December 31,
	2012	2011	2011	2010
Statement of Operations Data:
Revenues	$1,757,444	$388,674	$96,956	$278,010
Cost of revenues	868,954	191,738	76,124	126,128
Depreciation, depletion and amortization	506,786	89,376	2,778	138,947
Accretion	20,906	5,547	3,732	10,339
General and administrative	2,392,645	428,575	6,000	10,737
Net income (loss)	(1,669,283)	63,165	8,322	99,987

Basic and diluted income (loss) per common share	$(0.24)	$0.01	$-	$0.01

	As of December 31,
	Successor		Predecessor
	2012	2011	2010
Balance Sheet Data:
Current assets	$5,882,530	$223,695	$30,383
Oil and gas properties subject to amortization	23,051,904	6,597,433	306,460
Total assets	28,513,378	6,742,885	285,411
Total current liabilities	1,191,431	477,057	12,127
Total long-term liabilities	1,122,236	10,372,338	261,598
Total Stockholders/Owners Equity (Deficit)	26,199,711	(4,106,510)	11,686

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Overview

We are engaged in oil and natural gas acquisition, exploration and exploitation activities in the states of Texas and Kansas. We have emphasized the acquisition of properties that provided current production and upside potential through further development.

We have increased our reserves significantly by investing approximately $16.5 million in acquisitions and development in 2012, following total capital expenditures of approximately $6.6 million in 2011.

Our business plan is to increase our base of proven reserves primarily through acquisition until we have acquired a sufficient core to enable us to utilize cash from existing production to fund further development activities.  We believe this allows us to lessen our risks, including risks associated with borrowing funds to undertake exploration activities at an earlier time.  Our focus has been on acquiring operated properties (i.e. properties with respect to which we serve as the operator on behalf of all joint interest owners) so that we can better control the timing and implementation of capital spending.  However, we do plan on exploiting our existing properties and also growing reserves through development.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could further decline and/or other factors beyond our control could cause us to greatly modify or substantially curtail our development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities, as well as the acceleration of debt repayment and a reduction in our borrowing base under our credit facilities.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,
	2011	2012
Net production:
Oil (Bbls)	5,297	20,531
Natural gas (Mcf)	2,369	6,480

Net sales:
Oil	$468,798	$1,734,739
Natural gas	16,832	22,705

Average sales price:
Oil (per Bbl)	$88.50	$84.50
Natural gas (per Mcf)	7.11	3.50

Production costs and expenses
Oil and gas production costs	$244,966	$785,959
Production taxes	22,896	82,995
Depreciation, depletion and amortization expense	92,154	506,786
Accretion expense	9,279	20,906
General and administrative expenses	434,575	2,392,645

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Oil and natural gas sales.  Oil and natural gas sales revenue increased approximately $1.3 million to $1.8 million in 2012.  Oil sales increased approximately $1.3 million while the increased natural gas sales were negligible. The oil sales increase was the result of an increase in sales volume from 5,297 barrels of oil in 2011 to 20,531 barrels of oil in 2012, despite a 5% decrease in the average realized per barrel oil price from $88.50 in 2011 to $84.50 in 2012.  These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels.  The natural gas sales increase was the result of an increase in sales volume from 2,369 Mcf in 2011 to 6,480 Mcf in 2012, despite a 51% decrease in the average realized per Mcf gas price from $7.11 in 2011 to $3.50 in 2012. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf.  The volume increases for both oil and natural gas are the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs.  Our aggregate oil and gas production costs increased from $244,966 in 2011 to $785,959 in 2012, and decreased on a BOE basis from $43.04 in 2011 to $36.37 in 2012.  These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE.  This increase in the aggregate production costs is the result of additional acquisitions and development while the decrease on a per BOE basis was the result of increasing production and the results of work done previously to get wells into proper working order.  We expect further reductions in our production costs per BOE as we move forward.

Oil and gas production taxes.  Oil and gas production taxes as a percentage of oil and natural gas sales were 4.71% during 2011 and increased slightly to 4.72% in 2012.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $417,271 to $506,786 in 2012.  The increase was a result of increased production volumes and an increase in the average depreciation, depletion and amortization rate from $19.19 per BOE during 2011 to $21.94 per BOE during 2012.  These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.  The increased depreciation, depletion and amortization rate was the result of acquisitions throughout the year.

General and administrative expenses.  General and administrative expenses increased by $1,955,431 to $2,392,645 during 2012. This increase was primarily related to an increase in stock based compensation expense of $848,784 and increases in other compensation expense to both company employees and contract employees.

Interest income.  Interest income was $4,309 in 2012 with no interest income recorded during 2011. The increase was the result of higher cash on hand during 2012.

Interest expense.  Interest expense increased by $124,586 to $218,805 in 2012. The increase was the results of having larger amounts borrowed on our credit facility for a portion of 2012.

Net income (loss).  Net loss was $1,669,283 in 2012 compared to net income of $71,487 during 2011.  The primary reason for this change was the increase in general and administrative expenses and depreciation, depletion and amortization.

Liquidity and Capital Resources

Historical Financing.  We have historically funded our operations through cash available from operations and from equity offerings of our stock.

Credit Facility.  In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of December 31, 2012, $9,950,000 was available to be drawn on the line of credit with the remainder being reserved by letters of credit to State regulatory agencies.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of December 31, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

Cash Flows.  Our primary source of cash has been from equity offerings and borrowings either on our credit facility or from Ring Energy, Inc prior to the merger.  During the two years ended December 31, 2012, we financed $23,896,623 through proceeds from the sale of stock and $11,244,428 through borrowings. We primarily used this cash to fund our capital expenditures and development aggregating $15,850,289 over the two years end December 31, 2012, reducing debt of $11,244,428 and redemption of common stock prior to the merger of $4,521,572.  At December 31, 2012, we had cash on hand of $5,404,167 and working capital of $4,691,099, compared to December 31, 2011 when our cash was $11,372 and we had negative working capital of $253,362.

Schedule of Contractual Obligations.  The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2012.  The leases pertain to approximately 3,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space that we may relocate to in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas.  The Company incurred lease expense of $208,091 and $0 for the years ended December 31, 2012 and 2011, respectively.  The following table reflects the future minimum lease payments under the operating lease as of December 31, 2012.

Year	Lease Obligation

2013	138,897
2014	117,465
2015	71,325
2016	73,185
2017	55,935

$456,807

Off-Balance Sheet Financing Arrangements

As of December 31, 2012 we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition.  We predominantly derive our revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

Full Cost Method of Accounting.  We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells.  Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

Oil and Natural Gas Reserve Quantities.  Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

•

the quality and quantity of available data;

•

the interpretation of that data;

•

the accuracy of various mandated economic assumptions; and

•

the judgments of the persons preparing the estimates.

Our proved reserve information included in this Annual Report were based on internal reports and audited by Williamson Petroleum Consultants, Inc., independent petroleum engineers.   Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

Impairment of Oil and Natural Gas Properties.  We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows using escalated prices to the net recorded book cost at the end of each period (“Ceiling test”). If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Current market conditions, in the form of low commodity prices, have had a dramatic effect on this calculation.  The net discounted future cash flow from producing properties is directly impacted by commodity prices.  Different pricing assumptions or discount rates could result in a different calculated impairment.  We have never recorded property impairments as a result of the ceiling test.

Our reserve estimates as of December 31, 2012 are based on an average price of $88.59 for oil and $5.90 for gas.  We have run an impairment test analysis to determine at approximately what price level impairment would result.  Because our reserves are predominantly oil, at approximately 93% of total reserves, this analysis was based solely on the oil price while leaving gas prices at the levels used for preparing the reserve estimates as of December 31, 2012.  Based on this analysis, our contracted oil price would have to drop below $51 per barrel for the Ceiling test to result in impairment to our producing properties.

Income Taxes.  Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to actual in the period we file our tax returns.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs.  Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices we received during 2012 ranged from a low of $71.57 per barrel to a high of $100.42 per barrel. Natural gas prices we received during 2012 ranged from a low of $1.84 per Mcf to a high of $6.13 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Interest Rate Risk

Our current credit facility has a floating interest rate.  Therefore, if we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.

Item 8:

Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included beginning at page F-1 of this Annual Report.

Item 9:

Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)      We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)      We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2013 to resolve non-routine or complex accounting matters. We intend to hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel and may engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer working with other members of management, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 for the reasons discussed above.

This annual report does not include an attestation report by Hansen, Barnett & Maxwell, P.C., our independent registered public accounting firm, regarding internal control over financial reporting.  As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B:

Other Information

None.

PART III

Item 10:

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 5, 2013.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position

Kelly Hoffman	54	Chief Executive Officer, Director
David A. Fowler	54	President, Director
Daniel D. Wilson	51	Vice President of Operations
William R. Broaddrick	35	Chief Financial Officer
Lloyd T. Rochford	66	Chairman of the Board of Directors
Stanley M. McCabe	80	Director
Anthony B. Petrelli	60	Director
Clayton E. Woodrum	72	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford Energy, Inc. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013.

There are no family relationships between any director, executive officer, other executive officers identified in the table above.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 54, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996 he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999 he again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011 Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico.  Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 54, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April of 2001, he co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million.

Daniel D. Wilson – Vice President of Operations

Mr. Wilson, 51, has 29 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. For the last 22 years he has served as the Vice President and Manager of Operations for Breck Operating Corporation (“Breck”). He has overseen the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 35, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions.  During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions.  From 2001 until 2010, Mr. Broaddrick was employed by Arena Resources, Inc. as Vice President and Chief Financial Officer.  During 2011, Mr. Broaddrick joined Stanford Energy, Inc. as Chief Financial Officer.  Subsequent to and as a result of the merger transaction between Stanford and Ring Energy, Inc. Mr. Broaddrick became Chief Financial Officer of Ring Energy as of July 2012.

Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999.  Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 66, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

Mr. Rochford has successfully formed, developed and sold/merged four natural resource companies, two of which were listed on the New York Stock Exchange. The most recent, Arena Resources, Inc. (“Arena”) was founded by Mr. Rochford and his associate Stanley McCabe in August 2000. From inception until May of 2008, Mr. Rochford served as President, Chief Executive Officer (“CEO”) and as a director of Arena. During that time, Arena received numerous accolades from publications such as Business Week (2007 Hot Growth Companies), Entrepreneur (2007 Hot 500), Fortune (2007, 2008, 2009 Fastest Growing Companies), Fortune Small Business (2007, 2008 Fastest Growing Companies) and Forbes (Best Small Companies of 2009). In May 2008, Mr. Rochford resigned the position of CEO and accepted the position of Chairman of the Board. In his role as Chairman, he continued to pursue opportunities that would enhance the then current, as well as long-term value of Arena. Through his efforts, Arena entered into a merger agreement and was acquired by another New York Stock Exchange company for $1.6 billion in July, 2010.

Stanley M. McCabe – Director

Mr. McCabe, 80, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded with Mr. Rochford, Arena Resources, Inc. (“Arena”), serving as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 60, is President, member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his BS in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 72, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a partner in charge of the tax department of a big eight accounting firm to chief financial officer of BancOklahoma Corp., and Bank of Oklahoma. His areas of expertise include business valuation, litigation support including financial analysis, damage reports, depositions and testimony, estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

Our executive officers are elected by, and serve at the pleasure of, our Board of Directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee, the composition and responsibilities of which are briefly described below.  The charters for each of these committees shall be provided to any person without charge, upon request.  The Company’s website site is currently under development and the charters will be available there when the website is complete.  Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 499-3880.

Audit Committee

The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. The Audit Committee is comprised of Messrs. Woodrum and Petrelli, with Mr. Woodrum acting as the chairman.  Our Board of Directors determined that Mr. Woodrum qualified as “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated by the Securities and Exchange Commission (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Woodrum and Petrelli further qualified as “independent” in accordance with the applicable regulations of the NYSE MKT, LLC definition of independent director set forth in the Company Guide, Part 8, Section 803(A).  (see the biographical information for Messrs. Woodrum and Petrelli, infra, in this discussion of “Directors and Executive Officers”).

Compensation Committee

The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers.  In accordance with the rules of the NYSE MKT, LLC, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination, by the Compensation Committee. The Compensation Committee is comprised of Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s principal functions are to (a) identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and (b) develop and recommend to the Board corporate governance principles applicable to the Company.  While the Board has approved a charter for this committee, the appointment of the initial members will be withheld until a future meeting of the directors.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Executive Committee

The Executive Committee’s principal function is to exercise the powers and duties of the Board between Board meetings and while the Board is not in session, and implement the policy decisions of the Board.  The Executive Committee is comprised of Messrs. Rochford and McCabe.

Our Board may establish other committees from time to time to facilitate our management.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, and Corporate Controller, as well as the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have also adopted a Code of Conduct that applies to our officers, directors, and employees. The Company’s website site is currently under development and the charters will be available there when the website is complete.  We shall also provide any person without charge, upon request, a copy of the Code of Ethics or Code of Conduct.  Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 499-3880.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Section 16(a) reports furnished to us for our most recent fiscal year, we know of no director, officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of the our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11:

Executive Compensation

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to all individuals serving as the smaller reporting company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, and our company’s two most highly compensated executive officers or employees whose total 2012 compensation exceeded $100,000.  These individuals are referred to as the (“Named Executive Officers”) in this Annual Report on Form 10-K.

Our current executive compensation programs are determined and approved by our Compensation Committee, after consideration of recommendations by our Chairman of the Board and our Chief Executive Officer, as to the other Named Executive Officers. None of the Named Executive Officers are members of the Compensation Committee.  The Compensation Committee has the direct responsibility and authority to review and approve the Company’s goals and objectives relative to the compensation of the Named Executive Officers, and to determine and approve (either as a committee or with the other members of the Company’s Board of Directors who qualify as “independent” directors under applicable guidelines adopted by the New York Stock Exchange) the compensation levels of the Named Executive Officers.

Our current executive compensation programs are intended to achieve two objectives.  The primary objective is to enhance the profitability of the Company, and thus, shareholder value. The second objective is to attract, motivate, reward and retain employees, including executive personnel, who contribute to the long-term success of the Company.  As described in more detail below, the material elements of our current executive compensation program for Named Executive Officers include a base salary, discretionary annual bonuses and discretionary stock options grants.

The Company believes that each element of the executive compensation program helps to achieve one or both of the compensation objectives outlined above.  The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Element	Compensation Objectives Attempted to be Achieved

Base Salary	Attract and retain qualified executive’s Motivate and reward executives performance

Bonus Compensation	Motivate and reward executive’s performance Enhance profitability of Company and shareholder value

Equity-Based Compensation – stock options and restricted stock grants	Enhance profitability of Company and shareholder value by aligning long-term incentives with shareholders’ long-term interests

As illustrated by the table above, base salary is primarily intended to attract and retain qualified executives.  This is the element of the Company’s current executive compensation program where the value of the benefit in any given year is not wholly dependent on performance. Base salaries are intended to attract and retain qualified executives as well as being linked to performance by rewarding and/or motivating executives.  Base salaries are reviewed annually and take into account: experience and retention considerations; past performance; improvement in historical performance; anticipated future potential performance; and other issues specific to the individual executive.

There are specific elements of the current executive compensation program that are designed to reward performance and enhance profitability and shareholder value, and therefore the value of these benefits is based on performance.  The Company’s discretionary annual bonus plan is primarily intended to motivate and reward Named Executive Officers’ performance to achieve specific strategies and operating objectives, as well as improved financial performance.

The Compensation Committee considers the salaries of comparable executives of peer companies for which such information is publicly available.  The Compensation Committee believes that bonuses and equity compensation should fluctuate with the Company’s success in achieving financial, operating and strategic goals.  The Committee’s philosophy is that the Company should continue to use long-term compensation such as stock options to align shareholder and executives’ interests and should allocate a portion of long-term compensation to the entire executive compensation package.

The Company has never retained an outside consultant in establishing its compensation program or in establishing any specific compensation for an executive officer.

Current Executive Compensation Program Elements

Base Salaries

Similar to most companies within the industry, our policy is to pay Named Executive Officers’ base salaries in cash. Effective July 1, 2012, the Compensation Committee designated a salary of $100,000 for Mr. Broaddrick. Effective September 1, 2012 the Compensation Committee recommended an increase of $25,000 for Mr. Broaddrick.  In approving this salary increases, the Committee took into account factors including, peer group comparisons available to the Committee, each executive’s individual experience and increased responsibilities and improved performance for the Company.

Annual Bonuses

The Company has not had a formal policy regarding bonuses, and payment of bonuses has been purely discretionary and is largely based on the recommendations of the Compensation Committee.  Cash bonuses are not expected to be a significant portion of the executive compensation package.  Cash bonuses were granted to all employees in December 2012.  The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Executive Officer.

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to shareholders of the Company’s common stock.  Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation.  Mr. Broaddrick was granted non-qualified stock options in 2011 and 2012.  Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of requisite service period served.  Non-qualified stock options for Named Executive Officers and other key employees generally vest ratably over five years.  No restricted stock was granted to any of the Named Executive Officers.’  The Compensation Committee believes that these awards encourage Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

Grants are determined for Named Executive Officers based on his or her performance in the prior year, his or her expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies.  Awards may be granted to new key employees or Named Executive Officers on hire date. Other grant date determinations are made by the Compensation Committee, which is based upon the date the Committee met and proper communication was made to the Named Executive Officer or key employee as defined in the definition of grant date by generally accepted accounting principles.   Exercise prices are equal to the value of the Company’s stock on the close of business on the determined grant date.  The Company has no program or practice to coordinate timing of grants with release of material, nonpublic information.

The grant date fair value as determined under generally accepted accounting principles is shown in the “Summary Compensation Table” below.

Compensation of Named Executive Officers

The “Summary Compensation Table” set forth below should be read in connection with the tables and narrative descriptions that follow.  The “Outstanding Equity Awards at Fiscal Year End Table” and “Option Exercises and Stock Vested Table” provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)

William R. Broaddrick, Chief Financial Officer and Interim Chief Executive Officer	2012	108,333	3,000	213,711	-	325,044
	2011	-	-	232,156	-	232,156

Robert S. Owens, Chief Executive Officer through August 31, 2012	2012	-	-	-	2,000	2,000
	2011	-	-	-	3,000	3,000

(1) Salary information for William R. Broaddrick includes compensation received from Stanford Energy, Inc. prior to the merger between Stanford and Ring Energy, Inc. and compensation received from Ring subsequent to the merger.

(2) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(3) Robert S. Owens received a director fee of $250 per month for all of 2011 and through the date of his resignation which was effective August 31, 2012.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or due to performance incentives throughout the year.  The following table reflects the stock options granted during 2012.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value on Grant Date (1)

William R. Broaddrick	9/1/2012	50,000	4.50	213,711

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option.  Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2012.

Outstanding Equity Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

William R. Broaddrick	20,000	80,000	2.00	12/01/21
	-	50,000	4.50	09/01/22

There were no option exercises by Named Executive Officers during 2012.

Director Compensation

During 2012, Mr. Denny Nestripke was compensated with a stipend of $1,000 per month.  No director receives a salary as a director.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Total ($)
Lloyd T. Rochford	-	-
Stanley M. McCabe	-	-
Denny Nestripke	12,000	12,000
Michael Harland	-	-
Robert Morley	-	-

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	I
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	1,125,000	2.37	1,375,000

Total	1,125,000	$2.37	1,375,000

•

On January 22, 2013, our stockholders acted by way of majority written consent action (pursuant to a solicitation of consents commenced on January 16, 2013, and in lieu of a special meeting of stockholders) to approve the Ring Energy, Inc. Long-Term Incentive Plan (the “Plan”)

Description of Our Long Term Incentive Plan

The Ring Energy, Inc. Long Term Incentive Plan (the “Plan”) was in existence with Stanford Energy, Inc. (“Stanford”) and was adopted by the Board of Directors on June 27, 2012, and assumed by the Company upon the acquisition of Stanford.  The Plan was also approved by vote of a majority of shareholders on January 22, 2013.  The following is a summary of the material terms of the Plan.

Shares Available

Our Plan currently authorizes 5,000,000 shares of our common stock for issuance under the Plan. If any shares of Stock subject to an Award are forfeited or if any Award based on shares of Stock is otherwise terminated without issuance of such shares of Stock or other consideration in lieu of such shares of Stock, the shares of Stock subject to such Award shall to the extent of such forfeiture or termination, again be available for Awards under the Plan if no participant shall have received any benefits of ownership in respect thereof  The shares to be delivered under the Plan shall be made available from (a) authorized but unissued shares of common stock, (b) common stock held in the treasury of the Corporation, or (c) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market, in each situation as the Board of Directors or the Compensation Committee may determine from time to time at its sole option.

Administration

The Committee shall administer the Plan with respect to all eligible individuals or may delegate all or part of its duties under the Plan to a subcommittee or any executive officer of the Corporation, subject in each case to such conditions and limitations as the Board of Directors may establish.  Under the Plan, “Committee” can be either the Board of Directors or a committee approved by the Board of Directors.

Eligibility

Awards may be granted pursuant to the Plan only to persons who are eligible individuals at the time of the grant thereof or in connection with the severance or retirement of Eligible Individuals.  Under the Plan, “Eligible Individuals” means (a) employees, (b) non-employee Directors and (c) any other person that the Committee designates as eligible for an Award (other than for Incentive Options) because the Person performs bona fide consulting or advisory services for the Corporation or any of its Subsidiaries (other than services in connection with the offer or sale of securities in a capital raising transaction).

Stock Options

Under the Plan, the plan administrator is authorized to grant stock options.  Stock options may be either designated as non-qualified stock options or incentive stock options.  Incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code such that a participant can receive potentially favorable tax treatment, may only be granted to employees.  Therefore, any stock option granted to consultants and non-employee directors are non-qualified stock options.

Options granted under the Plan become exercisable at such times as may be specified by the plan administrator.  In general, options granted to participants become exercisable in five equal annual installments, subject to the optionee’s continued employment or service with our company.  However, the aggregate value (determined as of the grant date) of the shares subject to incentive stock options that may become exercisable by a participant in any year may not exceed $100,000.

Each option will be exercisable on such date or dates, during such period, and for such number of shares of Common Stock as shall be determined by the plan administrator on the day on which such stock option is granted and set forth in the option agreement with respect to such stock option; provided, however the maximum term of options granted under the Plan is ten years.

Restricted Stock

Under the Plan, the plan administrator is also authorized to make awards of restricted stock.  Before the end of a restricted period and/or lapse of other restrictions established by the plan administrator, shares received as restricted stock will contain a legend restricting their transfer, and may be forfeited in the event of termination of employment or upon the failure to achieve other conditions set forth in the award agreement.

An award of restricted stock will be evidenced by a written agreement between us and the participant.  The award agreement will specify the number of shares of Common Stock subject to the award, the nature and/or length of the restrictions, the conditions that will result in the automatic and complete forfeiture of the shares and the time and manner in which the restrictions will lapse, subject to the participant’s continued employment by us, and any other terms and conditions the plan administrator imposes consistent with the provisions of the Plan.  Upon the lapse of the restrictions, any legends on the shares of common stock subject to the award will be re-issued to the participant without such legend.

The plan administrator may impose such restrictions or conditions, to the vesting of such shares as it, in its absolute discretion, deems appropriate.  Prior to the vesting of a share of restricted stock granted under the Plan, no transfer of a participant’s rights to such share, whether voluntary or involuntary, by operation of law or otherwise, will vest the transferee with any interest, or right in, or with respect to, such share, but immediately upon any attempt to transfer such rights, such share, and all the rights related thereto, will be forfeited by the participant and the transfer will be of no force or effect; provided, however, that the plan administrator may, in its sole and absolute discretion, vest in the participant all or any portion of shares of restricted stock which would otherwise be forfeited.

Fair Market Value

Under the Plan, “Fair Market Value” means, for a particular day, the value determined in good faith by the plan administrator, which determination shall be conclusive for all purposes of the Plan.  For purposes of valuing incentive options, the fair market value of stock: (i) shall be determined without regard to any restriction other than one that, by its terms, will never lapse; and (ii) will be determined as of the time the option with respect to such stock is granted.

Transferability Restrictions

Notwithstanding any limitation on a holder’s right to transfer an award, the plan administrator may (in its sole discretion) permit a holder to transfer an award, or may cause the Company to grant an award that otherwise would be granted to an eligible individual, in any of the following circumstances: (a) pursuant to a qualified domestic relations order, (b) to a trust established for the benefit of the eligible individual or one or more of the children, grandchildren or spouse of the eligible individual; (c) to a limited partnership or limited liability company in which all the interests are held by the eligible individual and that person’s children, grandchildren or spouse; or (d) to another person in circumstances that the plan administrator believes will result in the award continuing to provide an incentive for the eligible individual to remain in the service of the Company or its subsidiaries and apply his or her best efforts for the benefit of the Company or its subsidiaries.  If the plan administrator determines to allow such transfers or issuances of awards, any holder or eligible individual desiring such transfers or issuances shall make application �herefore in the manner and time that the plan administrator specifies and shall comply with such other requirements as the plan administrator may require to assure compliance with all applicable laws, including securities laws, and to assure fulfillment of the purposes of this Plan.  The plan administrator shall not authorize any such transfer or issuance if it may not be made in compliance with all applicable federal and state securities laws.  The granting of permission for such an issuance or transfer shall not obligate the Company to register the shares of stock to be issued under the applicable award.

Termination and Amendments to the Plan

The Board of Directors may (insofar as permitted by law and applicable regulations), with respect to any shares which, at the time, are not subject to awards, suspend or discontinue the Plan or revise or amend it in any respect whatsoever, and may amend any provision of the Plan or any award agreement to make the Plan or the award agreement, or both, comply with Section 16(b) of the Exchange Act and the exemptions therefrom, the Internal Revenue Code, as amended (the “Code”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the regulations promulgated under the Code or ERISA, or any other law, rule or regulation that may affect the Plan.  The Board of Directors may also amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in other legal requirements applicable to the Company or the Plan or for any other purpose permitted by law.  The Plan may not be amended without the consent of the holders of a majority of the shares of common stock then outstanding to increase materially the aggregate number of shares of stock that may be issued under the Plan except for certain adjustments.

Item 12:

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 11, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group.  The mailing address for each of the persons indicated is our corporate headquarters.  The percentage ownership is based on 14,272,733 shares outstanding at March 29, 2013.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned
Name	Number	Percent
Kelly Hoffman	50,000 (1)	*

David A. Fowler	217,712	2%

Daniel D. Wilson	100,000	1%

William R. Broaddrick	70,000 (2)	*

Lloyd T. Rochford	2,736,724 (3)	19%

Stanley M. McCabe	1,821,502 (4)	13%

Anthony B. Petrelli	45,000 (5)	*

Clayton E. Woodrum	42,723 (6)	*

Robert S. Owens	50,000	*

All directors and executive officers as a group (9 persons)	5,133,661 (7)	36%

(1)

Includes 50,000 shares issuable upon the exercise of stock options that are currently exercisable.

(2)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.

(3)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.  Includes 272,057 shares held by a foundation controlled by Mr. Rochford.  Also includes 2,220,000 shares held by a family trust controlled by Mr. Rochford.

(4)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.  Includes 37,500 shares held by Mr. McCabe’s spouse.  Also includes 1,646,502 shares held by a family trust controlled by Mr. McCabe.

(5)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.

(6)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.

(7)

Includes 150,000 shares issuable upon the exercise of stock options that are currently exercisable.

*

Represents beneficial ownership of less than 1%

Item 13:

Certain Relationships and Related Transactions, and Director Independence

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million.  The credit agreement was extended to mature May 10, 2013.  Lloyd T. Rochford and Stanley M. McCabe, directors and shareholders of the Company, are jointly and severally obligated for outstanding borrowings under the credit facility.

The office space being leased by the Company in Tulsa, Oklahoma, is owned by a company that is owned by Messrs. Rochford and McCabe.  During the years ended December 31, 2012 and 2011, the Company paid $29,000 to this company.

As discussed under Item 10 of this Annual Report, the Board of Directors has determined that Messrs. Woodrum and Petrelli, are each “independent” directors within the meaning the NYSE MKT, LLC definition of independent director set forth in the Company Guide, Part 8, Section 803(A).  The Board has also determined that Messrs. Rochford and McCabe are “independent” directors under the same definitions.  Because the Board of Directors believes it is not possible to anticipate or provide for all circumstances that might give rise to conflicts of interest or that might bear on the materiality of a relationship between a director and the Company, the Board has not established specific objective criteria, apart from the criteria set forth in the NYSE MKT, LLC rules, to determine “independence”.  In addition to such criteria, in making the determination of “independence”, the Board of Directors considers such other matters including (i) the business and non-business relationships that each independent director has or may have had with the Company and its other Directors and executive officers, (ii) the stock ownership in the Company held by each such Director, (iii) the existence of any familial relationships with any executive officer or Director of the Company, and (iv) any other relevant factors which could cause any such Director to not exercise his independent judgment.

Item 14:

Principal Accounting Fees and Services

The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) has served as the Company’s independent auditors effective April 15, 2012.  Prior to HBM’s appointment, Haynie & Company served as the Company’s independent auditor for the fiscal year ended December 31, 2011 and for the interim period ended April 15, 2012.  The Audit Committee selected HBM as the independent auditors of the Company for the fiscal year ended December 31, 2012.  The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees.  HBM billed the Company an aggregate of $40,000 and $35,045 for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2012 and 2011, respectively, and its reviews of the Company’s financial statements included in its Form 10-Q’s for the 1st, 2nd and 3rd quarters of 2012.

Audit Related Fees.  HBM billed the Company $10,000 and $0 for the years ended December 31, 2012 and 2011, respectively, for the audit of the Kansas Property acquisition.

Tax Fees.  HBM billed the Company $4,000 for professional services rendered for tax compliance, tax advice and tax planning for each of the years ended December 31, 2012 and 2011.

All Other Fees.  No other fees were billed by HBM to the Company during 2012 and 2011.

The Audit Committee of the Board of Directors has determined that the provision of services by HBM described above is compatible with maintaining HBM’s independence as the Company’s principal accountant.

PART IV

Item 15:

Exhibits, Financial Statement Schedules

(a)

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the year ended December 31, 2012, for the eight-months ended December 31, 2011, and for the four months ended April 30, 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2012 (and the Consolidated Statement of Predecessor Owners’ Net Investment (Deficit) for the four months ended April 30, 2011)

Consolidated Statements of Cash Flows for the year ended December 31, 2012, for the eight-months ended December 31, 2011, and for the four months ended April 30, 2011

Notes to Consolidated Financial Statements

Supplemental Information on Oil and Gas Producing Activities

(b)

Exhibits

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1		Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2		Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1		Articles of Incorporation					X
3.2		Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1		Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*		Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*		Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4		Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5		Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6		Revolver Loan Agreement with the F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7		First Amendment dated May 12, 2012, to Revolver Loan Agreement with F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8		Second Amendment to Loan Agreement with F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9		Executive Committee Charter					X
10.10		Audit Committee Charter					X
10.11		Compensation Committee Charter					X
10.12		Nominating and Corporate Governance Committee Charter					X
14.1		Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1		Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1		Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2		Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification of Chief Executive Officer					X
32.2		Section 1350 Certification Chief Financial Officer					X
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By: /s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: April 1, 2013

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: April 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: April 1, 2013	Date: April 1, 2013

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: April 1, 2013	Date: April 1, 2013

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: April 1, 2013	Date: April 1, 2013

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Ring Energy, Inc.

We have audited the accompanying consolidated balance sheets of Ring Energy, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012 and for the eight months ended December 31, 2011. We have also audited the accompanying predecessor carve-out statements of operations, owners’ net investment (deficit), and cash flows of the Fisher I Property for the four months ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the eight months ended December 31, 2011, and the predecessor carve-out financial statements of the Fisher I Property referred to above present fairly, in all material respects, the results of operations and the cash flows of the Fisher I Property for the four months ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 1, 2013

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS
Current Assets
Cash	$5,404,167	$11,372
Accounts receivable	417,965	91,022
Prepaid expenses and retainers	60,398	121,301
Total Current Assets	5,882,530	223,695
Properties and Equipment
Oil and natural gas properties subject to amortization	23,051,904	6,597,433
Office equipment	175,106	11,133
Total Properties and Equipment	23,227,010	6,608,566
Accumulated depreciation, depletion and amortization	(596,162)	(89,376)
Net Properties and Equipment	22,630,848	6,519,190
Total Assets	$28,513,378	$6,742,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,191,431	$100,321
Accrued compensation	-	100,000
Derivative put option	-	276,736
Total Current Liabilities	1,191,431	477,057
Noncurrent Liabilities
Revolving line of credit	-	9,244,428
Note payable to Ring Energy, Inc.	-	853,122
Deferred income taxes	625,950	-
Asset retirement obligations	496,286	274,788
Total Noncurrent Liabilities	1,122,236	10,372,338
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding
	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 14,166,011 shares and 3,440,000 shares outstanding, respectively
	14,166	3,440
Additional paid-in capital	32,169,363	204,585
Accumulated deficit	(5,983,818)	(4,314,535)
Total Stockholders' Equity (Deficit)	26,199,711	(4,106,510)
Total Liabilities and Stockholders' Equity (Deficit)	$28,513,378	$6,742,885

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	For the	For the Eight	For the Four
	Year ended	Months ended	Months ended
	December 31,	December 31,	April 30,
	2012	2011	2011

Oil and Natural Gas Sales	$1,757,444	$388,674	$96,956

Costs and Operating Expenses
Lease operating expenses	785,959	173,310	71,656
Production taxes	82,995	18,428	4,468
Depreciation, depletion and amortization	506,786	89,376	2,778
Accretion expense	20,906	5,547	3,732
General and administrative expenses (including $944,681 and $95,897, respectively, in share-based compensation)	2,392,645	428,575	6,000

Total Costs and Operating Expenses	3,789,291	715,236	88,634

Income (Loss) from Operations	(2,031,847)	(326,562)	8,322

Other Income (Expense)
Gain on derivative put options	276,736	73,946	-
Gain on change in value of Ring Energy, Inc. common stock	-	160,000	-
Non-refundable transaction fee	-	250,000	-
Interest income	4,309	-	-
Interest expense	(218,805)	(94,219)	-

Other Income, net	62,240	389,727	-

Income (Loss) Before Provision for Income Taxes	(1,969,607)	63,165	8,322

Benefit from Income Taxes	300,324	-	-

Net Income (Loss)	(1,669,283)	63,165	8,322

Basic and Diluted Earnings (Loss) per Share	$(0.21)	$0.01	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PREDECESSOR OWNERS’

NET INVESTMENT (DEFICIT)

FOR THE FOUR MONTHS ENDED APRIL 30, 2011

Owners' Net
Investment
Predecessor	(Deficit)
Balance, December 31, 2010	$11,686
Distributions to owners	(26,416)
Net income	8,322
Balance, April 30, 2011	$(6,408)

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2011 AND FOR THE YEAR ENDED DECEMBER 31, 2012

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 1, 2011	6,250,000	$6,250	$199,750	$-	$206,000
Capital contributions from shareholders of available-for-sale securities
	-	-	200,000	-	200,000
Net capital distributions to shareholders	-	-	(150,000)	-	(150,000)
Share-based compensation	-	-	95,897	-	95,897
Redemption of common stock and distributions to shareholders
	(2,810,000)	(2,810)	(141,062)	(4,377,700)	(4,521,572)
Net income	-	-	-	63,165	63,165
Balance, December 31, 2011	3,440,000	3,440	204,585	(4,314,535)	(4,106,510)
Share-based compensation	-	-	944,681	-	944,681
Common stock issued to purchase Ring Energy, Inc.
	6,579,808	6,580	13,525,180	-	13,531,760
Common stock issued for cash	3,148,425	3,148	13,005,914	-	13,009,062
Common stock issued in property acquisitions	997,778	998	4,489,003	-	4,490,001
Net loss	-	-	-	(1,669,283)	(1,669,283)
Balance, December 31, 2012	14,166,011	$14,166	$32,169,363	$(5,983,818)	$26,199,711

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
	Successor		Carve-Out
	For the	For the Eight	For the Four
	Year Ended	Months Ended	Months Ended
	December 31, 2012	December 31, 2011	April 30, 2011
Cash Flows From Operating Activities
Net income (loss)	$(1,669,283)	$63,165	$8,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	506,786	89,376	2,778
Accretion expense	20,906	5,547	3,732
Share-based compensation	944,681	95,897	-
Gain on derivative put options	(276,736)	(73,946)	-
Gain on change in value of Ring Energy, Inc. common stock	-	(160,000)
Interest expense on advances from Ring Energy, Inc.	-	3,122
Provision for incomes taxes	(300,324)	-	-
Changes in assets and liabilities:
Accounts receivable	(326,943)	(38,744)	4,677
Prepaid expenses	87,845	(121,301)	-
Accounts payable	1,081,217	68,140	6,907
Accrued compensation	(100,000)	100,000	-
Net Cash Provided by (Used in) Operating Activities	(31,851)	31,256	26,416
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(3,684,674)	(5,144,565)	-
Payments to develop oil and natural gas properties	(6,532,898)	(317,042)	-
Purchase of office equipment	(159,977)	(11,133)	-
Net Cash Used in Investing Activities	(10,377,549)	(5,472,740)	-
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	1,150,000	850,000	-
Proceeds from borrowings under revolving line of credit	-	9,244,428	-
Proceeds from issuance of common stock	13,009,062	-	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders	10,887,561	-	-
Principal payments on revolving line of credit	(9,244,428)	-	-
Redemption of common stock	-	(4,521,572)	-
Capital contributions from shareholders	-	100,000	-
Capital distributions to owners	-	(250,000)	(26,416)
Net Cash Provided by (Used in) Financing Activities	15,802,195	5,422,856	(26,416)
Net Increase (Decrease) in Cash	5,392,795	(18,628)	-
Cash at Beginning of Period	11,372	30,000	-
Cash at End of Period	$5,404,167	$11,372	$-
Supplemental Cash Flow Information
Cash paid for interest	$221,927	$91,097	$-
Noncash Investing and Financing Activities
Oil and natural gas properties acquired	$9,689,488	$6,104,391	$-
Accounts receivable acquired	-	52,278	-
Deferred tax liability assumed (net)	(1,362,665)	-	-
Accounts payable assumed	-	(32,181)	-
Asset retirement obligations assumed	(152,148)	(269,241)	-
Payments with Ring Energy, Inc. shares	(4,490,001)	(360,000)	-
Derivative put option incurred	-	(350,682)	-
Cash payments for oil and natural gas properties acquired	$3,684,674	$5,144,565	$-
Issuance of common stock to Ring Energy, Inc. shareholders	$13,531,760	$-	$-
Accounts payable assumed	9,893	-	-
Less: Tax benefit	(436,391)
Less: Elimination of note payable to Ring Energy, Inc.	(2,003,122)	-	-
Less: Prepaid expenses acquired	(26,942)	-	-
Less: Property and equipment acquired	(187,637)	-	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders	$10,887,561	$-	$-
Capital contribution of Ring Energy, Inc. common stock	$-	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Ring Energy, Inc. is a Nevada corporation. Ring Energy, Inc. and Stanford Energy, Inc., its wholly-owned subsidiary, are referred to herein as the “Company.” The Company owns interests in oil and gas properties located in Texas and Kansas and is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.

Reorganization into Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. At the closing, the Stanford shareholders exchanged their 1,376 shares of Stanford common stock for 3,440,000 shares of Ring common stock. In addition, Ring assumed and adopted Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford common stock, which represented the right to purchase 1,125,000 shares of Ring common stock at $2.00 per share. On February 6, 2012, the date the terms of the exchange agreement were agreed to and announced, Ring has 5,786,884 shares of common stock outstanding, of which Stanford shareholders held 793,317 shares. In addition, Stanford’s shareholders obtained the right to appoint to a majority of the members of the Ring board of directors and senior management of the combined company.

Under current accounting guidance, as a result of the number of shares and stock options to acquire shares issued to the Stanford shareholders and option holders, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split. The accompanying historical financial statements prior to the reorganization into Ring are Stanford’s financial statements, adjusted to reflect the authorized capital and par value of Ring and to reflect the effects of the stock split for all periods presented.

Predecessor Carve-Out Financial Statements – On May 1, 2011, Stanford acquired developed and undeveloped properties referred to as the Fisher I Property. The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired. In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of the Company. The accompanying predecessor financial statements present the full carve-out revenues earned, the costs and expenses incurred and the cash flows of the predecessor owners relative to the Fisher I Property.

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

Consolidation – The basis of presentation of the predecessor carve-out financial statements is presented above. Except for the predecessor carve-out financial statements, the accompanying consolidated financial statements include the accounts, operations and cash flows of Stanford for all periods presented and the consolidated operations and cash flows of Ring from June 28, 2012.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates.  The derivative put options are carried at fair value.

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.  The Company has cash in excess of federally insured limits of $5,202,580 at December 31, 2012.  The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and gas.  Oil and gas sales are generally unsecured.  The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided.  The Company also has a joint interest billing receivable.  Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

Cash – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized.  Thereafter this liability is accreted up to the final retirement cost.  An ARO is a future expenditure related to the disposal or other retirement of certain assets.  The Company’s ARO relate to future plugging and abandonment expenses of its oil and gas properties and related facilities disposal.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011

Depletion	$474,056	$89,376
Depletion rate, per barrel-of-oil-equivalent (BOE)	$21.94	$19.19

In addition, capitalized costs less accumulated amortization and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:

1) the present value of estimated future net revenues discounted ten percent computed in compliance with SEC guidelines;

2) plus the cost of properties not being amortized;

3) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;

4) less income tax effects related to differences between the book and tax basis of the properties.

Land, Buildings, Equipment and Leasehold Improvements – Land, buildings, equipment and leasehold improvements are valued at historical cost, adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Buildings and improvements	30 years
Office equipment and software	5-7 years
Machinery and equipment	5-7 years

Depreciation expense was $35,369 and $2,778 for the years ended December 31, 2012 and 2011, respectively.

Revenue recognition – The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to purchasers and the price received. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes.  Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2012, sales to three customers represented 50% 25% and 23% of total sales, respectively.  At December 31, 2012, one of these customers made up 94% of accounts receivable.  During the year ended December 31, 2011, sales to two customers represented 52% and 42% of total sales, respectively.  At December 31, 2011, these customers made up 71% of accounts receivable.  The loss of any of the foregoing customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Stock-Based Employee and Non-Employee Compensation – The Company has outstanding stock options to directors, employees and contract employees, which are described more fully in Note 8.  The Company accounts for its stock options grants in accordance with generally accepted accounting principles.  Generally accepted accounting principles require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Generally accepted accounting principles also requires stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2012 and 2011 was $944,681 and $95,897, respectively.

Recently Adopted Accounting Pronouncement – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which clarifies the FASB’s intent regarding the application of existing fair value measurements and requires additional disclosure of information regarding valuation processes and inputs used. The new disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2011, were implemented by the Company in the first quarter of 2012. The implementation of ASU 2011-04 had no impact on the Company’s financial position or results of operations. See Note 5 for the Company’s fair value disclosures.

Recent Accounting Pronouncement Not Yet Adopted – In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and in January 2013 issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivatives contracts. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. As the additional requirements under ASU 2011-11 and ASU 2013-01, which will be implemented January 1, 2013, pertain to disclosures of offsetting assets and liabilities, no effect on the Company’s financial position or results of operations is expected.

NOTE 2 – EARNINGS PER SHARE INFORMATION

	Successor		Predecessor
	For the	For the Eight	For the Four
	Year ended	Months ended	Months ended
	December 31,	December 31,	April 30,
	2012	2011	2011
Net income	$(1,669,283)	$63,165	$8,322
Basic and diluted weighted-average common shares outstanding	8,073,176	6,077,959	6,250,000
Basic and diluted earnings per share	$(0.21)	$0.01	$0.00

Stock options to purchase 1,125,000 and 1,125,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the year ended December 31, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

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

For purposes of acquisition accounting, the fair value of the Ring shares transferred was determined based on the price stockholders of the Company paid to purchase the shares in May 2011 (See Note 11) since there was not an active market for the Ring shares. The value of the put option was determined using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 0.11%; expected life of 0.5 years; dividend yield of 0% and volatility of 207%. Stanford incurred $30,673 of acquisition-related costs, which have been included in general and administrative expense in the accompanying statement of income.

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

Oil and natural gas sales and income from operations before general and administrative expense from the Fisher I Property, included in the accompanying statement of operations for the eight months ended December 31, 2011, were $166,250 and $49,116, respectively.

Miocene Property – On August 17, 2011, Stanford purchased additional proved developed and undeveloped oil and natural gas reserves (the “Miocene Property”) located in the Permian Basin, Andrews County, Texas. The Miocene Property consisted of 100% of the working interest (75% to 77% net revenue interest) in three producing leases. The Miocene Property was acquired for cash totaling $1,791,165. The Company incurred $98,984 of acquisition-related costs, which have been included in general and administrative expense in the accompanying statement of income.

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

Oil and natural gas sales and income from operations before general and administrative expense from the Miocene Property, included in the accompanying statement of operations for the eight months ended December 31, 2011, were $217,959 and $60,313, respectively.

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

Due to the lack of an active market for the Ring shares, the fair value of the Ring shares transferred was determined based on the price at which Ring shares were being sold in a private placement active during the time period that this acquisition occurred. The value of the put option was determined using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 0.11%; expected life of 1.0 years; dividend yield of 0% and volatility of 198%. The Company incurred $6,898 of acquisition-related costs, which have been included in general and administrative expense in the accompanying statement of income.

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

Oil and natural gas sales and loss from operations before general and administrative expense from the Fisher II Property, included in the accompanying statement of operations for the eight months ended December 31, 2011, were $4,465 and $(7,416), respectively.

Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. As further described in Note 1, Stanford was determined to be the accounting acquirer. The acquisition of Ring was recognized as the issuance by Stanford of the 6,579,808 common shares of Ring that remained outstanding. The Company incurred $87,181 of acquisition-related costs, which have been included in general and administrative expense in the accompanying statement of operations. The fair value of Ring’s net assets was more clearly determinable than the fair value of the common shares deemed issued; therefore, the common shares were valued at the fair value of the net assets acquired as follows:

Cash	$10,887,561
Note payable to Ring cancelled	2,003,122
Prepaid expenses	26,942
Property and equipment	187,637
Tax benefit	436,391
Accounts payable	(9,893)
Fair Value of Net Assets	$13,531,760

There were no oil and natural gas sales or costs of operations before general and administrative expense from the properties acquired in the Ring Energy, Inc. transaction included in our operations for the year ended December 31, 2012.

Kansas Property – On September 1, 2012, Ring signed a letter of intent regarding the acquisition of two companies who collectively owned the mineral leases referred to as the Kansas Property.  On November 19, 2012, Ring completed the acquisition of CRH Mississippi South Fund, an Oklahoma corporation (“CRH”) and Pontious Mississippi South Fund, an Oklahoma corporation (“Pontious”), through the closing of the Agreement and Plan of Merger dated November 7, 2012, with CRH, and its sole shareholder, and Pontious, and its sole shareholder (the “Merger Agreement”). As a result, CRH and Pontious were merged with and into Ring. Ring issued 312,500 common shares to each of those shareholders and paid an aggregate of $2,277,112 to them.  The cash amount paid at closing was reduced by $42,888 from the amount set forth in the Merger Agreement because one of the target companies was not able to deliver a full 100% working interest in one of the leases held by it.  Due to the lack of an active market for the Ring shares, the fair value of the Ring shares issued were valued at $4.50 per share based on the price at which Ring shares were being sold in a private placement offering during the time period that this acquisition occurred. To the extent of the common shares issued, the transaction was intended to be a nontaxable reorganization to the selling shareholders of CRH and Pontious. The Company incurred $22,225 of acquisition-related costs, which have been included in general and administrative expense in the accompanying statement of operations.

The acquisition of the Kansas Property was recognized as a business combination. Ring recorded the assets acquired and the liabilities assumed at their fair values. The estimated fair value of the Kansas Property approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Proved developed and undeveloped oil and gas properties	$6,703,508
Deferred tax liability assumed	(1,362,665)
Asset retirement obligation	(96,167)
Total Identifiable Net Assets	$5,244,676

Oil and natural gas sales and loss from operations before general and administrative expense from the Kansas Property, included in the accompanying statement of operations for the year ended December 31, 2012, were $3,766 and $(4,934), respectively.

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

Proved developed and undeveloped oil and gas properties	$695,575
Asset retirement obligation	(8,074)
Total Identifiable Net Assets	$687,501

An analysis of significance was performed regarding this acquisition, based on the pro forma financial information published in connection with the Kansas Property acquisition referenced above. The operations of this acquisition are insignificant and it was determined that this acquisition was not material and therefore no pro forma information has been provided in relation to this acquisition.

Sunray Property – On October 30, 2012, the Company purchased proved developed and undeveloped oil and natural gas reserves (the “Sunray Property”) located in the Permian Basin, Andrews County, Texas. The Sunray Property consists of a total of 1,360 gross acres with working interest ownership ranging from 37.5% to 100%, net revenue interests ranging from 28.15% to 75%, including six existing wells with production and two additional wells that have the possibility of being put back into production.  The Sunray Property was acquired for $1,994,943 of total consideration, consisting of a cash payment of $1,000,000 and the issuance of 220,000 shares of Ring common stock, valued at $4.50 per share.  Due to the lack of an active market for the Ring shares, the fair value of the Ring shares transferred was determined based on the price at which Ring shares were being sold in a private placement offering during the time period that this acquisition occurred.

The acquisition of the Sunray Property was recognized as a business combination. Ring recorded the assets acquired and the liabilities assumed at their fair values. The estimated fair value of the Sunray Property approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Proved developed and undeveloped oil and gas properties	$2,042,850
Asset retirement obligation	(47,907)
Total Identifiable Net Assets	$1,994,943

An analysis of significance was performed regarding this acquisition, based on the pro forma financial information published in connection with the Kansas Property acquisition referenced above. The operations of this acquisition are insignificant and it was determined that this acquisition was not material and therefore no pro forma information has been provided in relation to this acquisition.

Subsequent to the initial acquisition, we have leased additional interest in the acquired acreage.  As of December 31, 2012 our working interest ownership ranges from 33% to 100% and our net revenue interest ownership ranges from 21% to 75%.

Results from Operations – The amount of the acquired properties’ revenue and losses included in the Company’s consolidated statements of operations for the year ended December 31, 2012, and the revenue and losses of the combined entity had the acquisition dates been January 1, 2011 are as follows.

	Revenue	Net Loss
Supplemental pro forma for the year ended December 31, 2012	$1,838,470	$(1,772,371)
Supplemental pro forma for the year ended December 31, 2011	$1,433,654	$(116,420)

The supplemental pro forma net loss for the year ended December 31, 2011 includes a nonrecurring $250,000 nonrefundable transaction fee from Ring Energy, Inc.

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	As of	As of
	December 31,	December 31,
	2012	2011
Proved oil and natural gas properties	$23,051,904	$6,597,433
Office equipment	175,106	11,133
Total capitalized costs	23,227,010	6,608,566
Accumulated depletion, depreciation and amortization	(596,162)	(89,376)

Net Capitalized Costs	$22,630,848	$6,519,190

Net Costs Incurred in Oil and Gas Producing Activities

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2012	2011
Acquisition of proved properties	$9,873,128	$6,280,391
Development costs	6,581,343	317,042

Total Net Costs Incurred	$16,454,471	$6,597,433

NOTE 5 – NOTES PAYABLE

Notes Payable – In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of December 31, 2012, $9,950,000 was available to be drawn on the line of credit with the remainder being reserved by letters of credit to State regulatory agencies.  The agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfer or sale of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  As of December 31, 2012 the interest rate being charged was 4.00%. The note matured on May 10, 2012 and was extended to May 10, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

As of December 31, 2011, the Company had received unsecured advances from Ring Energy, Inc. totaling $850,000 and had accrued interest payable thereon of $3,122.  The advances were pursuant to an agreement allowing for unsecured advances totaling $1,000,000 with an interest rate of 5.00% per annum.  Borrowings outstanding are payable on January 31, 2013.  As noted in Note 9, the advances were documented in a January 2012 promissory note.  These advances were settled as part of the merger transaction between Ring and Stanford.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2011 and 2012 is as follows:

Balance, December 31, 2010	$-
Liabilities incurred	269,241
Accretion expense	5,547
Balance, December 31, 2011	$274,788
Liabilities incurred	200,593
Accretion expense	20,906
Balance, December 31, 2012	$496,286

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 common shares, with a par value of $0.001 per share. Subsequent to December 31, 2012, via shareholder consent, a majority of the shareholders increased the number of authorized Common Stock from 75,000,000 to 150,000,000 and also authorized 50,000,000 shares of Preferred Stock.

Reorganization into Ring Energy, Inc. – On June 28, 2012 Ring completed the acquisition of Stanford Energy, Inc. through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s shareholders obtained control of Ring under current accounting guidance. Since the Stanford shareholders obtained a controlling interest in Ring’s common stock and stock options Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split.  This treatment results in 3,440,000 shares held by Stanford shareholders.  As a result of the Stanford being determined to be the accounting acquirer, the transaction was accounted for as the issuance by Stanford of the 6,579,808 common shares of Ring that remained outstanding.

Common Stock Issued in Offerings – From July through October 2012, the Company issued 3,148,425 shares of common stock, valued at $14,167,913, or $4.50 per share, in a private placement.  Proceeds from the offering totaled $13,009,062, net of offering costs and expenses paid of $1,158,851.

Common Stock Issued in Acquisitions – In October and December 2012, the Company issued a total of 997,778 shares of common stock, valued at $4,490,001 or $4.50 per share, in three separate oil and gas property acquisitions, as described in Note 3 above.

NOTE 8 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders.  There are 1,375,000 shares eligible for grant, either as options or as restricted stock, at December 31, 2012.

Employee Stock Options – Following is a table reflecting the issuances during 2011 and 2012 and their related exercise prices:

Grant date	# of options	Exercise price
December 1, 2011	960,000	$2.00

July 1, 2012	75,000	4.50
September 1, 2012	50,000	4.50
October 1, 2012	40,000	4.50

	1,125,000

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.  A summary of the status of the stock options as of December 31, 2012 and changes during the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,125,000	$2.00	-	$-
Issued	165,000	4.50	1,125,000	2.00
Forfeited	(165,000)	2.00	-	-
Exercised	-	-	-	-

Outstanding at end of year	1,125,000	$2.37	1,125,000	$2.00

Exercisable at end of year	200,000	$2.00	-	$-

Weighted average fair value of
options granted during the year		$4.26		$2.32

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the 2012 option grants is based on the historical price volatility of the Company’s common stock. The expected volatility for the 2011 option grants is based on the historical price volatility of a stock index comprised of similar sized companies in the same industry.  We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted through December 31, 2012 and 2011. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.  The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2012 and 2011:

	October 1,	September 1,	July 1,	December 1,
	2012	2012	2012	2011

Risk free interest rate	0.25%	0.80%	0.67%	0.97%
Expected life (years)	5.75	6.5	6.5	6.5
Dividend yield	-	-	-	-
Volatility	147%	153%	158%	32%

As of December 31, 2012, there was approximately $1,424,531 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.6 years.  The aggregate intrinsic value of options vested and expected to vest at December 31, 2012 was $3,397,940.  The aggregate intrinsic value of options exercisable at December 31, 2012 was $772,000.  The year end intrinsic values are based on a December 31, 2012 closing price of $5.86.

There were no options exercised during 2011 or 2012.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2012:

	Options Outstanding
Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
2.00	960,000	8.92	200,000
4.50	165,000	9.49	-

	1,125,000	9.00	200,000

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes.  Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2012 or 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

In May 2011, the Company entered into a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit.  Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

The company is leasing office space from a company that is owned by two of stockholders’ of the company.

During 2011, the Company received a $250,000 nonrefundable transaction fee from Ring Energy, Inc. pursuant to a pending stock exchange transaction between the two companies.

During 2011, the Company received advances totaling $850,000 from Ring Energy, Inc. pursuant to the same pending stock exchange transaction between the two companies.  As noted in Note 4, the Company entered into a promissory note for $1,000,000 in January 2012 to cover this amount and amounts drawn subsequent to December 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas and Kansas totaling $145,000 to allow the Company to do business in those states.  The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

Operating leases – The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2012.  The leases pertain to approximately 3,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space that we may relocate to in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas.  The Company incurred lease expense of $208,091 and $0 for the years ended December 31, 2012 and 2011, respectively.  The following table reflects the future minimum lease payments under the operating leases as of December 31, 2012.

Year	Lease Obligation

2013	138,897
2014	117,465
2015	71,325
2016	73,185
2017	55,935

$456,807

NOTE 11 – INCOME TAXES

Through December 31, 2011, Stanford Energy, Inc. and the predecessor were not taxable entities for U.S. federal income tax purposes. Under Stanford Energy, Inc.’s S-corporation election and the predecessor’s tax status, income taxes were generally borne by the shareholders/owners and losses were generally deductible at the shareholder/owner level. Accordingly, as of December 31, 2011, no recognition has been given to federal income tax or benefit in the accompanying financial statements.

For the year ended December 31, 2012, the Company calculated a net tax benefit of $300,324.  The benefit from income taxes consisted of the following:

Benefit From Income Taxes	2012	2011
Deferred	$(707,270)	$-
Effect of offset from Kansas property acquisition	406,946
	$(300,324)	$-

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2012	2011
Tax at federal statutory rate (34%)	$(669,666)	$24,306
Non-deductible expenses	1,098	(24,306)
Effect of offset from Kansas property acquisition	406,946	-
States taxes, net of Federal benefit	(93,950)	-
Effect of tax rates lower than statutory rate	55,248	-
	$(300,324)	$-

As of December 31, 2012, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $5.6 million which, if unused, will expire in 2032.

The net deferred tax liability consisted of the following at December 31, 2012 and 2011:

Deferred Taxes:	2012	2011
Deferred tax liabilities
Property and equipment	$3,094,811	$-

Deferred tax assets
Stock-based compensation	386,541	-
Operating loss and IDC carryforwards	2,082,319	-
Deferred tax assets	2,468,860	-
Net deferred income tax liability	$625,951	$-

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2010 through 2012 remain subject to examination. The Company’s income tax returns in Kansas remain subject to examination for years ended December 31, 2010 through 2012.  The Company’s income tax returns in Texas remain subject to examination for years ended 2009 through 2012. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

NOTE 12 – AVAILABLE-FOR-SALE SECURITIES

Stockholders of the Company purchased 100,000 shares of Ring common stock in May 2011 at $2.00 per share and contributed the shares to the Company. The stockholders purchased the Ring shares on behalf of the Company and the capital contribution was recognized at $200,000 based on the $2.00 price per share paid by the stockholders. The Company used 20,000 of the Ring shares as part of the consideration paid to purchase the Fisher I Property in May 2011. The remaining 80,000 Ring shares appreciated to $4.00 per share at December 1, 2011 when they were used as part of the consideration paid to purchase the Fisher II property. As a result, the Company realized a $160,000 gain on the available-for-sale securities.

NOTE 13 – PUT OPTIONS

The Company granted put options on the Ring shares transferred in connection with the acquisitions of oil and natural gas properties in May and December 2011.  In May 2011, the Company granted 20,000 options with terms allowing the property seller to require the Company to repurchase the Ring shares at $5.00 per share through November 24, 2011.  At the date of issuance, the fair value of this liability was $72,922 and was capitalized as part of the acquisition cost.  In December 2011, the Company granted 80,000 options with terms allowing the property seller to require the Company to repurchase the Ring shares at $5.00 per share through December 1, 2012.  At the date of issuance, the fair value of this liability was $277,760 and was capitalized as part of the acquisition cost.  The put options are contingent consideration classified as liabilities under FASB ASC 305-30 and are recognized at the acquisition date fair value as part of the consideration transferred.  They are remeasured to fair value at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings.  The put option issued in May 2011 expired unexercised prior to December 31, 2011 and therefore the full liability related to these options was recognized as a gain on change in fair value of put options.  As of December 31, 2011, the fair value of the remaining liability was $276,736.  These remaining put options expired unexercised prior to December 31, 2012 and therefore the full liability related to these options was recognized as a gain on change in fair value of put options.  The following table illustrates the assumptions used in the Black-Scholes option pricing model at the measurement dates:

	May 23, 2011	December 1, 2011	December 31, 2011
Risk free interest rate	0.11%	0.11%	0.11%
Expected life (years)	0.5	1.0	0.9
Dividend yield	0%	0%	0%
Volatility	207%	198%	198%

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The Company’s derivative put option liabilities are remeasured to fair value at each reporting date until the contingency is resolved.  The fair value of the non-financial liabilities as of December 31, 2011 and 2012, was $276,736 and $0, respectively, and was calculated using Level 2 inputs. See Note 13 above for more information about this liability and the inputs used for calculating fair value.

NOTE 15 – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

There were no material fourth quarter adjustments or accounting changes.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 100,000 shares per a subscription agreement allowing for the purchase of the restricted common stock at $4.50 per share.

Subsequent to December 31, 2012, the Company issued 6,722 shares of restricted common stock as the result of the cashless exercise of 10,000 options with an exercise price of $2.00 per share.

Subsequent to December 31, 2012, the Company accepted the resignations of certain management and Board of Director members and appointed new members to the Board of Directors and new management.  Outgoing directors includes Denny W. Nestripke, Michael Harland and Robert Morley.  New appointees to the Board include Kelly Hoffman, David A Fowler, Anthony B. Petrelli and Clayton E. Woodrum.  Mr. Lloyd T. Rochford was appointed as the new Chairman of the Board.  Outgoing management consisted of Denny W. Nestripke and incoming management included Kelly Hoffman as Chief Executive Officer, David A. Fowler as President, William R. Broaddrick as Chief Financial Officer, Corporate Secretary and Treasurer and Daniel D. Wilson as Vice President of Operations.

Subsequent to December 31, 2012, via shareholder consent, a majority of the shareholders increased the number of authorized shares of Common Stock from 75,000,000 to 150,000,000 and also authorized 50,000,000 shares of Preferred Stock, $0.001 par value.

Subsequent to December 31, 2012, via shareholder consent, a majority of the shareholders approved an increase in the number of authorized shares in the Company’s Long Term Incentive Plan from 2,500,000 to 5,000,000.

Subsequent to December 31, 2012, the Company granted 1,400,000 options with exercise prices of $4.50 per share and 150,000 options with exercise prices of $5.50 per share to contractors, employees and directors.

We have evaluated subsequent events after the balance sheet date of December 31, 2012 through the time of filing with the SEC on April 1, 2013, which is the date the financial statements were issued.

RING ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

Results of Operations from Oil and Gas Producing Activities – The Company’s results of operations from oil and gas producing activities exclude interest expense, gain from change in fair value of put options, and other financing expense.  Income taxes are based on statutory tax rates, reflecting allowable deductions.

			Predecessor
	Successor		Carve-Out
	For the	For the Eight	For the Four
	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	April 30,
	2012	2011	2011
Oil and gas sales	$1,757,444	$388,674	$96,956
Production costs	(785,959)	(173,310)	(71,656)
Production taxes	(82,995)	(18,428)	(4,468)
Depreciation, depletion, amortization and accretion	(527,692)	(94,923)	(6,510)
General and administrative (exclusive of corporate overhead)	(322,821)	(138,960)	-
Results of Oil and Gas Producing Operations	$37,977	$(36,947)	$14,322

Reserve Quantities Information – The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States of America.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are those expected to be recovered through existing wells, equipment and methods.

The standardized measure of discounted future net cash flows is computed by applying the price according to the SEC guidelines for oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

For the Year Ended December 31,	2012		2011
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	2,493,560	1,749,100	68,036	-
Purchases of minerals in place	780,669	430,800	910,839	448,681
Improved recovery and extensions	149,149	30,250	1,143,998	360,453
Production	(20,531)	(6,480)	(5,297)	(2,369)
Revision of previous estimate	243,896	(469,890)	375,984	942,335

End of year	3,646,743	1,733,780	2,493,560	1,749,100

Proved Developed at end of year	364,110	63,840	414,350	75,330

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

December 31,	2012	2011
Future cash flows	$331,489,046	$237,949,800
Future production costs	(73,667,753)	(43,060,810)
Future development costs	(66,835,270)	(48,146,550)
Future income taxes	(62,412,666)	(49,835,277)
Future net cash flows	128,573,357	96,907,163
10% annual discount for estimated timing of cash flows	(57,215,111)	(36,151,588)

Standardized Measure of Discounted Cash Flows	$71,358,246	$60,755,575

	2012	2011
Beginning of the year	$60,755,575	$939,994
Purchase of minerals in place	19,027,746	32,785,800
Extensions, discoveries and improved recovery, less related costs	6,279,507	38,981,734
Development costs incurred during the year	6,532,898	317,042
Sales of oil and gas produced, net of production costs	(972,881)	(219,617)
Accretion of discount	6,524,980	68,517
Net changes in price and production costs	(8,004,160)	18,810,992
Net change in estimated future development costs	(2,968,626)	(1,832,496)
Revision of previous quantity estimates	6,364,907	7,376,116
Revision of estimated timing of cash flows	(19,303,858)	(5,720,962)
Net change in income taxes	(2,877,642)	(30,751,545)

End of the Year	$71,358,446	$60,755,575