Form 10-Q
period 2013-03-31
RING ENERGY, INC.
filed 2013-05-14
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

Yes      . No  X .

The registrant has one class of common stock of which 14,272,733 shares were outstanding at May 10, 2013.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2013

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27H of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities.  Our forward-looking statements do not consider the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2012.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

•

declines or volatility in the prices we receive for our oil and natural gas;

•

our ability to raise additional capital to fund future capital expenditures;

•

our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•

general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•

risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•

uncertainties associated with estimates of proved oil and natural gas reserves;

•

the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•

risks and liabilities associated with acquired companies and properties;

•

risks related to integration of acquired companies and properties;

•

potential defects in title to our properties;

•

cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•

geological concentration of our reserves;

•

environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•

our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•

exploration and development risks;

•

management’s ability to execute our plans to meet our goals;

•

our ability to retain key members of our management team;

•

weather conditions;

•

actions or inactions of third-party operators of our properties;

•

costs and liabilities associated with environmental, health and safety laws;

•

our ability to find and retain highly skilled personnel;

•

operating hazards attendant to the oil and natural gas business;

•

competition in the oil and natural gas industry; and

•

the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Should our underlying assumptions prove incorrect or the consequences of the aforementioned risks worsen, actual results could differ materially from those expected.

Forward-looking statements speak only as to the date hereof.  All such forward-looking statements and any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the statements contained herein or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$3,997,679	$5,404,167
Accounts receivable	484,321	417,965
Prepaid expenses and retainers	63,033	60,398
Total Current Assets	4,545,033	5,882,530
Properties and Equipment
Oil and natural gas properties subject to amortization	24,746,661	23,051,904
Office equipment	175,106	175,106
Total Properties and Equipment	24,921,767	23,227,010
Accumulated depreciation, depletion and amortization	(939,770)	(596,162)
Net Properties and Equipment	23,981,997	22,630,848
Total Assets	$28,527,030	$28,513,378

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities
Accounts payable	$681,456	$1,191,431
Total Current Liabilities	681,456	1,191,431
Noncurrent Liabilities
Deferred income taxes	625,950	625,950
Asset retirement obligations	719,430	496,286
Total Noncurrent Liabilities	1,345,380	1,122,236
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding
	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 14,272,733 shares and 14,166,011 shares outstanding, respectively
	14,273	14,166
Additional paid-in capital	33,435,019	32,169,363
Accumulated deficit	(6,949,098)	(5,983,818)
Total Stockholders' Equity (Deficit)	26,500,194	26,199,711
Total Liabilities and Stockholders' Equity (Deficit)	$28,527,030	$28,513,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2013	2012

Oil and Gas Revenues	$1,151,957	$328,003

Costs and Operating Expenses
Oil and gas production costs	141,255	157,181
Oil and gas production taxes	53,217	16,750
Depreciation, depletion and amortization	343,608	81,128
Accretion expense	11,453	4,762
General and administrative expense (including $815,763 and $290,886, respectively in share-based compensation)
	1,567,704	657,309

Total Costs and Operating Expenses	2,117,237	917,130

Other Income (Expense)
Gain on derivative put options	-	52,688
Interest expense	-	(93,835)

Net Other Expense	-	(41,147)

Net Loss	$(965,280)	$(630,274)

Basic Loss per Share	$(0.07)	$(0.18)
Diluted Loss per Share	$(0.07)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2013	2012
Cash Flows From Operating Activities
Net loss	$(965,280)	$(630,274)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion and amortization	343,608	81,128
Accretion expense	11,453	4,762
Share-based compensation	815,763	290,886
Gain on derivative put options	-	(52,688)
Changes in assets and liabilities:
Accounts receivable	(66,356)	(102,643)
Prepaid expenses	(2,635)	(20,797)
Accounts payable	(509,975)	413,101
Accrued compensation	-	(100,000)
Net Cash Provided by (Used in) Operating Activities	(373,422)	(116,525)
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(114,074)	(11,735)
Payments to develop oil and natural gas properties	(1,368,992)	(114,012)
Purchase of office equipment	-	(169,882)
Net Cash Used in Investing Activities	(1,483,066)	(295,629)
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	-	525,000
Proceeds from issuance of common stock	450,000	-
Net Cash Provided by (Used in) Financing Activities	450,000	525,000
Net Increase (Decrease) in Cash	(1,406,488)	112,846
Cash at Beginning of Period	5,404,167	11,372
Cash at End of Period	$3,997,679	$124,218
Noncash Investing and Financing Activities
Revision of asset retirement obligation estimate	$211,691	$-
Supplemental Cash Flow Information
Cash paid for interest	-	93,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements – The accompanying condensed consolidated financial statements of Ring Energy, Inc. and its subsidiary (the “Company”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

Organization and Nature of Operations – The Company is a Nevada corporation that owns interests in oil and natural gas properties located in Texas and Kansas. The Company’s oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

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

Consolidation – The accompanying consolidated financial statements include the accounts, operations and cash flows of Stanford Energy, Inc. (“Stanford”) for all periods presented and the consolidated operations and cash flows of Ring Energy, Inc. from June 28, 2012.  All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2013.  During the three months ended March 31, 2013, sales to one customers represented 96% of the Company’s oil and gas revenues.  At March 31, 2013, this customer made up 91% of the Company’s accounts receivable.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2013 was $343,608, based on depletion at the rate of $21.84 per barrel of oil equivalent compared to $70,623 for the three months ended March 31, 2012, based on depletion at the rate of $19.16 per barrel of oil equivalent. These amounts include $11,504 and $10,505 of depreciation for the three months ended March 31, 2013 and 2012, respectively.

In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10% interest rate, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties. Consideration received from sales or transfers of oil and gas property is accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed on properties in which the Company holds an ownership interest.

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

Share-Based Compensation to Non-Employees – The Company accounts for share-based compensation issued to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of (i) the date at which a commitment for performance by the recipient to earn the equity instruments is reached or (ii) the date at which the recipient’s performance is complete.

Recent Accounting Pronouncements – The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

Basic and Diluted Loss per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – LOSS PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2013	2012
Net Loss	$(965,280)	$(630,274)
Basic Weighted-Average Shares Outstanding	14,229,166	3,440,000
Effect of dilutive securities:
Stock options	-	-
Diluted Weighted-Average Shares Outstanding	14,620,873	3,440,000
Basic Loss per Share	$(0.07)	$(0.18)
Diluted Loss per Share	$(0.07)	$(0.18)

Stock option to purchase 2,665,000 shares of common stock were excluded from the computation of diluted loss per share during the three months ended March 31, 2013 as their effect would have been anti-dilutive.  Stock options to purchase 1,125,000 shares of common stock were excluded from the computation of diluted loss per share during the three months ended March 31, 2012 as their effect would have been anti-dilutive.

NOTE 3 – REVOLVING LINE OF CREDIT

In May 2012 and May 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of March 31, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to August 8, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred upon each of the acquisitions or at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates, which rates were from 6.12% to 7.62% per annum.  Changes in the asset retirement obligation were as follows:

Balance, December 31, 2012	$496,286
Revision of estimate	211,691
Accretion expense	11,453
Balance, March 31, 2013	$719,430

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Offerings – In January 2013, the Company issued 100,000 shares of common stock, for gross and net proceeds of $450,000, or $4.50 per share, in a private placement.

Common Stock Issued in Option Exercise – In January 2013, the Company issued 6,722 shares of common stock pursuant to the cashless exercise of 10,000 options that had an exercise price of $2.00 per share.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three months ended March 31, 2013 and 2012 was $815,763 and $290,886, respectively, and is included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000.  As of March 31, 2013, there were 2,325,000 shares remaining eligible for issuance under the plan. On January 1, 2013, the Company granted 1,375,000 non-qualified stock options exercisable at $4.50 per share. On February 13 2013, the Company granted 25,000 non-qualified stock options exercisable at $4.50 per share.  On March 15, 2013, the Company granted 150,000 non-qualified options exercisable at $5.50 per share.  No options were granted during the three months ended March 31, 2012.  The stock options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the date granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Dow Jones U.S. Oil and Gas Index. The Company used the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the weighted-average assumptions used to determine the fair value of options granted during the three months ended March 31, 2013:

	January 1,	February 13,	March 15,
	2013	2013	2013

Risk free interest rate	0.76%	0.92%	0.84%
Expected life (years)	6.5	6.5	6.5
Dividend yield	-	-	-
Volatility	138%	137%	132%

A summary of the stock option activity as of March 31, 2013, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2012	1,125,000	$2.37	-	-
Granted	1,550,000	4.60	-	-
Exercised	(10,000)	2.00	-	-
Outstanding, March 31, 2013	2,665,000	$3.67	9.2 Years	$7,928,263
Exercisable, March 31, 2013	195,000	$2.06	8.7 Years	-

The weighted-average grant-date fair value of options granted during 2013 was $4.15 per share. As of March 31, 2013, there was approximately $6,712,499 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.8 years. The aggregate intrinsic value of options exercisable as of March 31, 2013 is $1,002,250.  The aggregate intrinsic value was determined based on the $6.95 market value of the Company’s common stock on March 28, 2013.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company to the states of Texas and Kansas totaling $145,000 to allow the Company to do business in those states.  The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank.  The terms of these letters of credit are extended for a term of one year at a time.  The Company intends to renew the standby letters of credit for as long as the Company does business in the states of Texas and Kansas. No amounts have been drawn under the standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our interim unaudited financial statements and accompanying notes to these financial statements.

Stanford Energy, Inc., a Texas Corporation, was formed in 2007.  During 2012, Stanford continued leasing additional mineral interests in acreage in which it already owned an interest.  On June 28, 2012, Stanford consummated a stock-for-stock exchange with Ring Energy, Inc.  Stanford was determined to be the accounting acquirer in this transaction, and therefore, the historical financial statements presented are those of Stanford.  During 2012 but prior to the consummation of the stock-for-stock exchange, Ring completed two acquisitions of undeveloped acreage that are offsetting the assets held by Stanford and which are complimentary.

Results of Operations – For the Three Months Ended March 31, 2013 and 2012

Oil and natural gas sales.  For the three months ended March 31, 2013, oil and natural gas sales revenue increased $823,954 to $1,151,957, compared to $328,003 for the same period during 2012.  Oil sales increased $817,336 and natural gas sales increased $8,792.  The increases were the result of higher production, which occurred primarily as a result of acquisitions and drilling completed during 2012, partially offset by lower received prices.  For the three months ended March 31, 2013, oil sales volume increased 10,981 barrels to 14,245 barrels, compared to 3,264 barrels for the same period in 2012.  The average realized per barrel oil price decreased 18% from $97.80 for the three months ended March 31, 2012 to $79.79 for the three months ended March 31, 2013.  For the three months ended March 31, 2013, gas sales volume increased 3,219 thousand cubic feet (MCF) to 5,757 MCF, compared to 2,538 MCF for the same period in 2012.  The average realized natural gas price per MCF decreased 23% from $3.46 for the three months ended March 31, 2012 to $2.67 for the three months ended March 31, 2013.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from $157,181 or $42.63 per barrel of oil equivalent (BOE) for the three months ended March 31, 2012 to $141,255 or $9.29 per BOE for the three months ended March 31, 2013.  The decrease in total lease operating expenses was the result of having previously performed work to get properties into proper working condition.  The decrease on a per BOE basis was the result of lower total costs and significantly higher production resulting from acquisitions and development.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2012 and remained steady at 5% for the three months ended March 31, 2013.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $262,480 to $343,608 for the three months ended March 31, 2013, compared to $81,128 during the same period in 2012. The increase was the result of higher production volume and an increase in the average depletion rate from $19.16 per BOE during the three months ended March 31, 2012 to $21.84 per BOE during the three months ended March 31, 2012.

General and administrative expenses.  General and administrative expenses increased by $910,395 to $1,567,704 for the three months ended March 31, 2012, compared to $657,309 during the same period in 2012.  The increase was primarily the result of an increase in stock-based compensation expenses from $290,886 for the three months ended March 31, 2012 to $815,763 for the three months ended March 31, 2013, and employee and contract staff compensation.

Interest expense.  Interest expense decreased by $93,835 to $0 for the three months ended March 31, 2013, compared to the same period in 2012.  The decrease was due outstanding debt during the period in 2012 and no debt during the period in 2013.

Net loss.  For the three months ended March 31, 2013, there was a net loss of $965,280, as compared to net loss of $630,274 for the three months ended March 31, 2012.  The primary reasons for this increase were increased stock-based and cash-based compensation expenses.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended March 31, 2013, the Company had cash on hand of $3,997,679, compared to $5,404,167 as of December 31, 2012.  The Company had negative net cash from operating activities for the three months ended March 31, 2013 of $373,433, compared to $116,525 for the same period of 2012.  Other significant sources of cash inflow were $450,000 proceeds from issuance of common stock during the three months ended March 31, 2013 and proceeds from borrowings by the Company during the three months ended March 31, 2012.  The most significant cash outflows during the three months ended March 31, 2013 and 2012 were capital expenditures of $1,483,066 and $295,629, respectively.

In May 2012 and May 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of March 31, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to August 8, 2013. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate off-shore properties or properties located outside of the United States of America.

The pursuit of and acquisition of additional oil and gas properties may again require substantially greater capital than we currently have available, and obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock.  Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.  The cost to retain one or more consultants or a firm specializing in the purchase/sale of oil and gas properties will have an impact on our financial position and will impact our future cash flows.

The process of acquiring one or more additional oil and gas properties will impact our financial position and reduce our cash position.  The types of costs that we may incur include travel costs relating to meeting with individuals instrumental to our acquisition of one or more oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties.  Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, the Company faces certain unique market risks.  The most salient risk factors are the volatile prices of oil and gas, operational risks, ability to integrate properties and businesses, and certain environmental concerns and obligations.

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions and natural disasters; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

Because domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices.  To this extent, Ring does not see itself as directly competitive with other producer and does not believe there is any significant risk that the Company will not sell all production at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  The primary competitive risks would come from falling international prices which could render current production uneconomical.

Transportation of Oil and Natural Gas

Ring is presently committed to use the services of the existing gatherers in its present areas of production.  This gives to such gatherers certain short term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way.

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large produces possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit.  It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that Ring views itself as having a price disadvantage to larger producers.

Retention of Key Personnel.

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects.  Our success may be dependent on our ability to continue to retain and utilize skilled executive and technical personnel.

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations on the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as “hazardous waste.” From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, operations on our properties may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act (the “CAA”), the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency.  However, while the Company believes this generally to be the case for its production activities in Texas and Kansas, it should be noted that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.  In Texas, specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil.  There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Texas Railroad Commission, Oil and Gas Division and the Kansas Corporation Commission, Oil and Gas Conservation Division.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing practices. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Certain states, including Texas, and municipalities have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations.

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

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies including:  ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.  In certain egregious situations, the agencies may also pursue criminal remedies against the Company or its principals.

Changes in regulations and laws relating to the oil and natural gas industry could result in our operations being disrupted or curtailed by government authorities. For example, oil and natural gas exploration and production may become less cost effective and decline as a result of increasingly stringent environmental requirements (including land use policies responsive to environmental concerns and delays or difficulties in obtaining environmental permits). A decline in exploration and production, in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required of smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Kelly W. Hoffman, our principal executive officer and William R. Broaddrick, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, Ms. Hoffman  and Mr. Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2013, the Company sold 100,000 common shares at $4.50 per share to Mr. Daniel Wilson for gross proceeds of $450,000.  Mr. Wilson was an accredited investor at the time of the sale.  Mr. Wilson is the Vice President of Operations of the Company.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 10, 2013

By: /s/ Kelly W. Hoffman

Kelly W. Hoffman

(Principal Executive Officer)

Date: May 10, 2013

By: /s/ William R. Broaddrick

William R. Broaddrick

(Principal Financial Officer)