Form 10-Q
period 2013-06-30
RING ENERGY, INC.
filed 2013-08-13
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

The registrant has one class of common stock of which 17,801,313 shares were outstanding at August 6, 2013.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2013

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$18,431,920	$5,404,167
Accounts receivable	463,921	417,965
Prepaid expenses and retainers	93,193	60,398
Total Current Assets	18,989,034	5,882,530
Properties and Equipment
Oil and natural gas properties subject to amortization	30,606,490	23,051,904
Office equipment	229,547	175,106
Total Properties and Equipment	30,836,037	23,227,010
Accumulated depreciation, depletion and amortization	(1,336,432)	(596,162)
Net Properties and Equipment	29,499,605	22,630,848
Total Assets	$48,488,639	$28,513,378

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities
Accounts payable	$2,031,052	$1,191,431
Total Current Liabilities	2,031,052	1,191,431
Noncurrent Liabilities
Deferred income taxes	625,950	625,950
Asset retirement obligation	798,606	496,286
Total Noncurrent Liabilities	1,424,556	1,122,236
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding
	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 17,801,313 shares and 14,166,011 shares outstanding, respectively
	17,801	14,166
Additional paid-in capital	52,854,721	32,169,363
Accumulated deficit	(7,839,491)	(5,983,818)
Total Stockholders' Equity (Deficit)	45,033,031	26,199,711
Total Liabilities and Stockholders' Equity (Deficit)	$48,488,639	$28,513,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Oil and Gas Revenues	$1,291,579	$342,522	$2,443,536	$670,525

Costs and Operating Expenses
Oil and gas production costs	214,468	218,074	355,723	375,255
Oil and gas production taxes	59,459	15,875	112,676	32,625
Depreciation, depletion and amortization	396,662	94,707	740,270	175,835
Accretion expense	11,824	4,762	23,277	9,524
General and administrative expense	1,499,559	497,190	3,067,263	1,154,499

Total Costs and Operating Expenses	2,181,972	830,608	4,299,209	1,747,738

Other Income (Expense)
Gain on derivative put options	-	40,720	-	93,408
Interest expense	-	(94,011)	-	(187,846)

Net Other Expense	-	(53,291)	-	(94,438)

Net Loss	$(890,393)	$(541,377)	$(1,855,673)	$(1,171,651)

Basic Loss per Share	$(0.06)	$(0.15)	$(0.13)	$(0.33)
Diluted Loss per Share	$(0.06)	$(0.15)	$(0.13)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,855,673)	$(1,171,651)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion and amortization	740,270	175,835
Accretion expense	23,277	9,524
Share-based compensation	1,701,721	445,234
Gain on derivative put options	-	(93,408)
Changes in assets and liabilities:
Accounts receivable	(45,956)	268
Prepaid expenses	(32,795)	(77,706)
Accounts payable	839,621	302,906
Accrued compensation	-	(100,000)
Net Cash Provided by (Used in) Operating Activities	1,370,465	(508,998)
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(1,751,342)	(28,006)
Payments to develop oil and natural gas properties	(5,524,201)	(474,085)
Purchase of office equipment	(54,441)	(179,078)
Net Cash Used in Investing Activities	(7,329,984)	(681,169)
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	-	1,150,000
Proceeds from issuance of common stock	18,987,272	-
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	-	10,887,561
Principal payments on revolving line of credit	-	(4,244,428)
Net Cash Provided by Financing Activities	18,987,272	7,793,133
Net Increase in Cash	13,027,753	6,602,966
Cash at Beginning of Period	5,404,167	11,372
Cash at End of Period	$18,431,920	$6,614,338
Supplemental Cash Flow Information
Cash paid for interest	$-	$93,471
Noncash Investing and Financing Activities
Revision of asset retirement obligation estimate	$211,691	$-
Asset retirement obligation incurred during development	67,352	-
Issuance of common stock to Ring Energy, Inc. shareholders	$-	$13,095,369
Accounts payable assumed	-	9,893
Less: Elimination of note payable to Ring Energy, Inc.	-	(2,003,122)
Less: Prepaid expenses acquired	-	(26,942)
Less: Property and equipment acquired	-	(187,637)
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	$-	$10,887,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed consolidated financial statements prepared by Ring Energy, Inc. and its subsidiary (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2013. During the six months ended June 30, 2013, sales to one customer represented 95% of the Company’s oil and gas revenues.  At June 30, 2013, this customer made up 91% of the Company’s accounts receivable.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2013 was $396,662 and $740,270, respectively, based on depletion at the rate of $23.33 per barrel of oil equivalent compared to $94,707 and $175,835, respectively, for the three and six months ended June 30, 2012, based on depletion at the rate of $19.87 per barrel of oil equivalent. These amounts include $13,902 and $25,406, respectively, of depreciation for the three and six months ended June 30, 2013 compared to $10,850 and $21,001 of depreciation for the three and six months ended June 30, 2012, respectively.

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

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – LOSS PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net Loss	$(890,393)	$(541,377)	$(1,855,673)	$(1,171,651)
Basic Weighted-Average Shares Outstanding	14,350,284	3,584,611	14,290,060	3,512,306
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted Weighted-Average Shares Outstanding	14,350,284	3,584,611	14,290,060	3,512,306
Basic Loss per Share	$(0.06)	$(0.15)	$(0.13)	$(0.33)
Diluted Loss per Share	$(0.06)	$(0.15)	$(0.13)	$(0.33)

Stock options to purchase 2,562,500 shares of common stock were excluded from the computation of diluted loss per share during the three and six months ended June 30, 2013 as their effect would have been anti-dilutive.  Stock options to purchase 1,125,000 shares of common stock were excluded from the computation of diluted loss per share during the three and six months ended June 30, 2012 as their effect would have been anti-dilutive.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REVOLVING LINE OF CREDIT

In May 2012, May 2013 and August 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of June 30, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to April 10, 2014. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Balance, December 31, 2012	$496,286
Revision of estimate	211,691
Liabilities incurred	67,352
Accretion expense	23,277
Balance, June 30, 2013	$798,606

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Offerings – In January 2013, the Company issued 100,000 shares of common stock, for cash of $450,000, or $4.50 per share, in a private placement offering.

In June 2013, the Company completed a private placement offering of 3,528,580 shares of common stock, for gross proceeds of $19,407,190, or $5.50 per share.  Net proceeds from the offering, after offering costs, totaled approximately $18,537,272.

Common Stock Issued in Option Exercise – In January 2013, the Company issued 6,722 shares of common stock pursuant to the cashless exercise of 10,000 options that had an exercise price of $2.00 per share.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2013 was $885,958 and $1,701,721, respectively, as compared to $154,348 and $445,234, respectively, for the three and six months ended June 30, 2012.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares.  As of June 30, 2013, there were 2,427,500 shares remaining eligible for issuance under the plan

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Dow Jones U.S. Oil and Gas Index. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the six months ended June 30, 2013:

Expected volatility	128% - 138%
Weighted-average volatility	137%
Expected dividends	0
Expected term (in years)	6.5
Risk-free interest rate	0.76% - 1.49%

No options were granted during the six months ended June 30, 2012.

A summary of the stock option activity as of June 30, 2013 and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2012	1,125,000	$2.37
Granted	1,585,000	4.66
Forfeited	(137,500)	2.55
Exercised	(10,000)	2.00
Outstanding, June 30, 2013	2,562,500	$3.78	9.0 Years	$12,283,140
Exercisable, June 30, 2013	212,500	$2.12	6.5 Years	$1,411,500

The weighted-average grant-date fair value of options granted during 2013 was $4.20 per share. As of June 30, 2013, there was approximately $6,051,047 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.7 years. The aggregate intrinsic values were determined based on the $8.76 market value of the Company’s common stock on June 28, 2013.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the company extended the existing $10 million revolving line of credit through April 10, 2014. All other terms and conditions remained the same.

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

Results of Operations – For the Three Months Ended June 30, 2013 and 2012

Oil and natural gas sales.  For the three months ended June 30, 2013, oil and natural gas sales revenue increased $949,057 to $1,291,579, compared to $342,522 for the same period during 2012.  Oil sales increased $930,014 and natural gas sales increased $19,043.  The increases were the result of higher production, which occurred primarily as a result of acquisitions and drilling completed during 2012.  For the three months ended June 30, 2013, oil sales volume increased 10,257 barrels to 14,261 barrels, compared to 4,004 barrels for the same period in 2012.  The average realized per barrel oil price increased 5% from $84.81 for the three months ended June 30, 2012 to $89.02 for the three months ended June 30, 2013.  For the three months ended June 30, 2013, gas sales volume increased 6,480 thousand cubic feet (MCF) to 7,092 MCF, compared to 612 MCF for the same period in 2012.  The average realized natural gas price per MCF decreased 36% from $4.86 for the three months ended June 30, 2012 to $3.10 for the three months ended June 30, 2013.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from $218,074 or $53.11 per barrel of oil equivalent (BOE) for the three months ended June 30, 2012 to $214,468 or $13.89 per BOE for the three months ended June 30, 2013.  In total, lease operating expenses remained approximately the same despite acquisitions and development between the periods.  On a per BOE basis lease, operating expenses were lower as a result of significantly higher production resulting from acquisitions and development.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2012 and remained steady at 5% for the three months ended June 30, 2013.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $301,955 to $396,662 for the three months ended June 30, 2013, compared to $94,707 during the same period in 2012. The increase was the result of higher production volume and an increase in the average depletion rate from $19.87 per BOE during the three months ended June 30, 2012 to $23.33 per BOE during the three months ended June 30, 2013.

General and administrative expenses.  General and administrative expenses increased by $1,002,369 to $1,499,559 for the three months ended June 30, 2013, compared to $497,190 during the same period in 2012.  The increase was primarily the result of an increase in stock-based compensation expenses from $154,348 for the three months ended June 30, 2012 to $885,958 for the three months ended June 30, 2013, and employee and contract staff compensation.

Interest expense.  Interest expense decreased by $94,011 to $0 for the three months ended June 30, 2013, compared to the same period in 2012.  The decrease was due outstanding debt during the period in 2012 and no debt outstanding during the same period in 2013.

Net loss.  For the three months ended June 30, 2013, there was a net loss of $890,393, as compared to a net loss of $541,377 for the three months ended June 30, 2012.  The primary reasons for this increase were increased stock-based and cash-based compensation expenses.

Results of Operations – For the Six Months Ended June 30, 2013 and 2012

Oil and natural gas sales.  For the six months ended June 30, 2013, oil and natural gas sales revenue increased $1,773,011 to $2,443,536, compared to $670,525 for the same period during 2012.  Oil sales increased $1,747,380 and natural gas sales increased $25,631.  The increases were the result of higher production, which occurred primarily as a result of acquisitions and drilling completed during 2012.  For the six months ended June 30, 2013, oil sales volume increased 21,239 barrels to 28,506 barrels, compared to 7,267 barrels for the same period in 2012.  The average realized per barrel oil price decreased 7% from $90.64 for the six months ended June 30, 2012 to $84.41 for the six months ended June 30, 2013.  For the six months ended June 30, 2013, gas sales volume increased 9,699 thousand cubic feet (MCF) to 12,849 MCF, compared to 3,150 MCF for the same period in 2012.  The average realized natural gas price per MCF decreased 22% from $3.73 for the six months ended June 30, 2012 to $2.91 for the six months ended June 30, 2013.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from $375,255 or $48.15 per barrel of oil equivalent (BOE) for the six months ended June 30, 2012 to $355,723 or $11.61 per BOE for the six months ended June 30, 2013.  In total, lease operating expenses remained approximately the same despite acquisitions and development between the periods.  On a per BOE basis lease, operating expenses were lower as a result of significantly higher production resulting from acquisitions and development.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2012 and remained steady at 5% for the six months ended June 30, 2013.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $564,435 to $740,270 for the six months ended June 30, 2013, compared to $175,835 during the same period in 2012. The increase was the result of higher production volume and an increase in the average depletion rate from $19.87 per BOE during the six months ended June 30, 2012 to $23.33 per BOE during the six months ended June 30, 2013.

General and administrative expenses.  General and administrative expenses increased by $1,912,764 to $3,067,263 for the six months ended June 30, 2013, compared to $1,154,499 during the same period in 2012.  The increase was primarily the result of an increase in stock-based compensation expenses from $445,234 for the six months ended June 30, 2012 to $1,701,721 for the six months ended June 30, 2013, and employee and contract staff compensation.

Interest expense.  Interest expense decreased by $187,846 to $0 for the six months ended June 30, 2013, compared to the same period in 2012.  The decrease was due outstanding debt during the period in 2012 and no debt outstanding during the same period in 2013.

Net loss.  For the six months ended June 30, 2013, there was a net loss of $1,855,673, as compared to net loss of $1,171,651 for the six months ended June 30, 2012.  The primary reasons for this increase were increased stock-based and cash-based compensation expenses.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2013, the Company had cash on hand of $18,431,920, compared to $5,404,167 as of December 31, 2012.  The Company had net cash from operating activities for the six months ended June 30, 2013 of $1,370,465, compared to negative cash from operating activities of $508,998 for the same period of 2012.  Another significant source of cash inflow during the six months ended June 30, 2013 was $18,987,272 proceeds from issuance of common stock.  During the same period in 2012, other significant cash inflows were proceeds from borrowings by the Company of $1,150,000 and proceeds from issuance of common stock to Ring Energy, Inc. shareholders of $10,887,561.  The most significant cash outflows during the six months ended June 30, 2013 and 2012 were capital expenditures of $7,329,984 and $681,169, respectively and payments on credit line of $4,244,428 during 2012.

In May 2012, May 2013 and August 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of June 30, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to April 10, 2014. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Because domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices.  To this extent, Ring does not see itself as directly competitive with other producers and does not believe there is any significant risk that the Company will not sell all production at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  The primary competitive risks would come from falling international prices which could render current production uneconomical.

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

Competition in the Oil and Natural Gas Industry

We operate in a highly competitive environment for developing and acquiring properties, marketing oil and natural gas and securing equipment and trained personnel. As a relatively small oil and natural gas company, many large producers possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit.  It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that Ring views itself as having a price disadvantage compared to larger producers.

Retention of Key Personnel

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

Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as “hazardous waste.” From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, operations on our properties may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Kelly W. Hoffman, our principal executive officer and William R. Broaddrick, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, Mssrs. Hoffman and Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2013, the Company sold 3,528,580 common shares at $5.50 per share to 187 accredited investors for gross proceeds of $19,407,190.  Each of the investors was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.   Sales commissions in the amount of $867,109 were paid in connection with the unregistered sale of such common stock.

Item 6. Exhibits

Exhibit Number

Description

31.1

Rule 13a-14(a) Certification by Chief Executive Officer

31.2

Rule 13a-14(a) Certification by Chief Financial Officer

32.1

Section 1350 Certification by Chief Exective Officer

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

Date: August 12, 2013

By: /s/ Kelly W. Hoffman

Kelly W. Hoffman

(Principal Executive Officer)

Date: August 12, 2013

By: /s/ William R. Broaddrick

William R. Broaddrick

(Principal Financial Officer)