Form 10-Q
period 2013-09-30
RING ENERGY, INC.
filed 2013-11-07
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

The registrant has one class of common stock of which 17,801,313 shares were outstanding at November 4, 2013.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2013

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$7,867,616	$5,404,167
Accounts receivable	1,722,322	417,965
Prepaid expenses and retainers	68,567	60,398
Total Current Assets	9,658,505	5,882,530
Properties and Equipment
Oil and natural gas properties subject to amortization	45,055,587	23,051,904
Office equipment	257,911	175,106
Total Properties and Equipment	45,313,498	23,227,010
Accumulated depreciation, depletion and amortization	(2,253,548)	(596,162)
Net Properties and Equipment	43,059,950	22,630,848
Total Assets	$52,718,455	$28,513,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,248,034	$1,191,431
Total Current Liabilities	5,248,034	1,191,431
Noncurrent Liabilities
Deferred income taxes	625,950	625,950
Asset retirement obligation	1,054,998	496,286
Total Noncurrent Liabilities	1,680,948	1,122,236
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding
	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 17,801,313 shares and 14,166,011 shares outstanding, respectively
	17,801	14,166
Additional paid-in capital	53,742,656	32,169,363
Accumulated deficit	(7,970,984)	(5,983,818)
Total Stockholders' Equity	45,789,473	26,199,711
Total Liabilities and Stockholders' Equity	$52,718,455	$28,513,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Oil and Gas Revenues	$2,820,731	$374,739	$5,264,267	$1,045,264

Costs and Operating Expenses
Oil and gas production costs	291,182	216,908	646,905	592,163
Oil and gas production taxes	130,944	17,296	243,620	49,921
Depreciation, depletion and amortization	917,116	117,267	1,657,386	293,102
Accretion expense	13,906	4,763	37,183	14,287
General and administrative expense	1,611,318	671,438	4,678,581	1,825,937

Total Costs and Operating Expenses	2,964,466	1,027,672	7,263,675	2,775,410

Other Income (Expense)
Gain on derivative put options	-	53,224	-	146,632
Interest income	12,242	2,248	12,242	2,248
Interest expense	-	(33,992)	-	(221,838)

Net Other Expense	12,242	21,480	12,242	(72,958)

Net Loss	$(131,493)	$(631,453)	$(1,987,166)	$(1,803,104)

Basic Loss per Share	$(0.01)	$(0.06)	$(0.13)	$(0.29)
Diluted Loss per Share	$(0.01)	$(0.06)	$(0.13)	$(0.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,987,166)	$(1,803,104)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, depletion and amortization	1,657,386	293,102
Accretion expense	37,183	14,287
Share-based compensation	2,598,046	707,090
Gain on derivative put options	-	(146,632)
Changes in assets and liabilities:
Accounts receivable	(1,304,357)	(39,794)
Prepaid expenses	(8,169)	27,537
Accounts payable	4,056,603	1,558,156
Accrued compensation	-	(100,000)
Net Cash Provided by Operating Activities	5,049,526	510,642
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(4,125,676)	(124,050)
Payments to develop oil and natural gas properties	(17,356,478)	(4,711,752)
Purchase of office equipment	(82,805)	(179,078)
Net Cash Used in Investing Activities	(21,564,959)	(5,014,880)
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	-	1,150,000
Proceeds from issuance of common stock	18,978,882	11,545,983
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	-	10,887,561
Principal payments on revolving line of credit	-	(9,244,428)
Net Cash Provided by Financing Activities	18,978,882	14,339,116
Net Increase in Cash	2,463,449	9,834,878
Cash at Beginning of Period	5,404,167	11,372
Cash at End of Period	$7,867,616	$9,846,250
Supplemental Cash Flow Information
Cash paid for interest	$-	$93,471
Noncash Investing and Financing Activities
Oil and gas properties acquired	$-	$825,765
Revision of asset retirement obligation estimate	211,691	-
Asset retirement obligation incurred during development	309,838	(14,214)
Payments with Ring Energy, Inc. shares	-	(687,501)

Issuance of common stock to Ring Energy, Inc. shareholders	$-	$13,095,369
Accounts payable assumed	-	9,893
Less: Elimination of note payable to Ring Energy, Inc.	-	(2,003,122)
Less: Prepaid expenses acquired	-	(26,942)
Less: Property and equipment acquired	-	(187,637)
Proceeds from issuance of common stock to Ring Energy, Inc. shareholders
	$-	$10,887,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed consolidated financial statements prepared by Ring Energy, Inc. and its subsidiary (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2013.  During the nine months ended September 30, 2013, sales to one customer represented 96% of the Company’s oil and gas revenues.  At September 30, 2013, this customer made up 98% of the Company’s accounts receivable.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with the acquisition, leasing, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of our costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2013 was $917,116 and $1,657,386, respectively, based on depletion at the rate of $27.43 per barrel of oil equivalent compared to $117,267 and $293,102, respectively, for the three and nine months ended September 30, 2012, based on depletion at the rate of $21.43 per barrel of oil equivalent. These amounts include $17,584 and $42,990, respectively, of depreciation for the three and nine months ended September 30, 2013 compared to $10,501 and $31,502 of depreciation for the three and nine months ended September 30, 2012, respectively.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Office Equipment – Office equipment is valued at historical cost adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service.  Depreciation is calculated using the straight-line method based upon an estimated useful life of 5 to 7 years.

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

NOTE 2 – LOSS PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net Loss	$(131,493)	$(631,453)	$(1,987,166)	$(1,803,104)
Basic Weighted-Average Shares Outstanding	17,801,313	11,433,730	15,473,339	6,172,504
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted Weighted-Average Shares Outstanding	17,801,313	11,433,730	15,473,339	6,172,504
Basic Loss per Share	$(0.01)	$(0.06)	$(0.13)	$(0.29)
Diluted Loss per Share	$(0.01)	$(0.06)	$(0.13)	$(0.29)

Stock options to purchase 2,562,500 shares of common stock were excluded from the computation of diluted loss per share during the three and nine months ended September 30, 2013 as their effect would have been anti-dilutive.  Stock options to purchase 1,125,000 shares of common stock were excluded from the computation of diluted loss per share during the three and nine months ended September 30, 2012 as their effect would have been anti-dilutive.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REVOLVING LINE OF CREDIT

In August 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of September 30, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to April 10, 2014. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Balance, December 31, 2012	$496,286
Revision of estimate	211,691
Liabilities incurred	309,838
Accretion expense	37,183
Balance, September 30, 2013	$1,054,998

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

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2013 was $896,325 and $2,598,046, respectively, as compared to $261,856 and $707,090, respectively, for the three and nine months ended September 30, 2012.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares.  As of September 30, 2013, there were 2,427,500 shares remaining eligible for issuance under the plan

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Dow Jones U.S. Oil and Gas Index. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the nine months ended September 30, 2013:

Expected volatility	128% - 138%
Weighted-average volatility	137%
Expected dividends	0
Expected term (in years)	6.5
Risk-free interest rate	0.76% - 1.49%

No options were granted during the nine months ended September 30, 2012.

A summary of the stock option activity as of September 30, 2013 and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2012	1,125,000	$2.37
Granted	1,585,000	4.66
Forfeited	(137,500)	2.55
Exercised	(10,000)	2.00
Outstanding, September 30, 2013	2,562,500	$3.78	9.0 Years	$12,283,140
Exercisable, September 30, 2013	237,500	$2.37	6.7 Years	$2,931,520

The weighted-average grant-date fair value of options granted during 2013 was $4.20 per share. As of September 30, 2013, there was approximately $5,155,124 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.6 years. The aggregate intrinsic values were determined based on the $14.50 market value of the Company’s common stock on September30, 2013.

The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $41,000.  No options were exercised during the nine months ended September 30, 2012.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company entered into a Joint Development Agreement, effective immediately, with Torchlight Energy Resources, Inc., to develop the Company’s existing Kansas leasehold, consisting of approximately 17,000 acres in Gray, Haskell and Finney counties.  Pursuant to the Agreement, Ring will operate the Kansas leasehold acreage.  In consideration of entering into the Agreement, Torchlight will pay 100% of all drilling and completion costs until an amount equal to Ring’s total costs related to the Kansas leases has been met (approximately $6.2 million).  After Torchlight has matched Ring’s total costs related to the Kansas leases, Ring and Torchlight will equally share all drilling and development costs related to the continued ongoing development of the leases.  Ring and Torchlight will share equally in any production and revenue in connection with the development of the Kansas leasehold acreage from the commencement of the first well pursuant to the terms of the Agreement.

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

Results of Operations – For the Three Months Ended September 30, 2013 and 2012

Oil and natural gas sales.  For the three months ended September 30, 2013, oil and natural gas sales revenue increased $2,445,992 to $2,820,731, compared to $374,739 for the same period during 2012.  Oil sales increased $2,410,781 and natural gas sales increased $35,211.  The increases were the result of higher production, which occurred primarily as a result of drilling completed during late 2012 and during the second and third quarters of 2013.  For the three months ended September 30, 2013, oil sales volume increased 22,224 barrels to 26,609 barrels, compared to 4,386 barrels for the same period in 2012.  The average realized per barrel oil price increased 23% from $85.28 for the three months ended September 30, 2012 to $104.65 for the three months ended September 30, 2013.  For the three months ended September 30, 2013, gas sales volume increased 9,422 thousand cubic feet (MCF) to 9,591 MCF, compared to 169 MCF for the same period in 2012.  The average realized natural gas price per MCF decreased 17% from $4.50 for the three months ended September 30, 2012 to $3.75 for the three months ended September 30, 2013.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $216,908 or $49.14 per barrel of oil equivalent (BOE) for the three months ended September 30, 2012 to $291,182 or $10.32 per BOE for the three months ended September 30, 2013.  In total, lease operating expenses increased as a result of drilling additional wells during late 2012 and during the second and third quarters of 2013.  On a per BOE basis, lease operating expenses were dramatically lower as a result of significantly higher production resulting from development.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2012 and remained steady at 5% for the three months ended September 30, 2013.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $808,992 to $931,022 for the three months ended September 30, 2013, compared to $122,030 during the same period in 2012. The increase was the result of higher production volume and an increase in the average depletion rate from $21.43 per BOE during the three months ended September 30, 2012 to $27.43 per BOE during the three months ended September 30, 2013.

General and administrative expenses.  General and administrative expenses increased by $939,880 to $1,611,318 for the three months ended September 30, 2013, compared to $671,438 during the same period in 2012.  The increase was primarily the result of an increase in stock-based compensation expenses from $261,856 for the three months ended September 30, 2012 to $896,325 for the three months ended September 30, 2013, and employee and contract staff compensation.

Interest expense.  Interest expense decreased by $33,992 to $0 for the three months ended September 30, 2013, compared to the same period in 2012.  The decrease was due outstanding debt during the period in 2012 and no debt outstanding during the same period in 2013.

Net loss.  For the three months ended September 30, 2013, there was a net loss of $131,493, as compared to a net loss of $631,453 for the three months ended September 30, 2012.  The primary reasons for this change were increased revenues partially offset by stock-based and cash-based compensation expenses.

Results of Operations – For the Nine Months Ended September 30, 2013 and 2012

Oil and natural gas sales.  For the nine months ended September 30, 2013, oil and natural gas sales revenue increased $4,219,003 to $5,264,267, compared to $1,045,264 for the same period during 2012.  Oil sales increased $4,158,161 and natural gas sales increased $60,842.  The increases were the result of higher production, which occurred primarily as a result of drilling completed during late 2012 and during the second and third quarters of 2013.  For the nine months ended September 30, 2013, oil sales volume increased 43,462 barrels to 55,116 barrels, compared to 11,653 barrels for the same period in 2012. The average realized per barrel oil price increased 6% from $88.62 for the nine months ended September 30, 2012 to $94.18 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, gas sales volume increased 19,121 thousand cubic feet (MCF) to 22,440 MCF, compared to 3,319 MCF for the same period in 2012.  The average realized natural gas price per MCF decreased 13% from $3.77 for the nine months ended September 30, 2012 to $3.27 for the nine months ended September 30, 2013.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $592,163 or $48.51 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2012 to $646,905 or $10.99 per BOE for the nine months ended September 30, 2013. In total, lease operating expenses increased as a result of drilling additional wells in late 2012 and in the second and third quarters of 2013.  On a per BOE basis, lease operating expenses were dramatically lower as a result of significantly higher production resulting from development.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2012 and remained steady at 5% for the nine months ended September 30, 2013.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $1,387,180 to $1,694,569 for the nine months ended September 30, 2013, compared to $307,389 during the same period in 2012. The increase was the result of higher production volume and an increase in the average depletion rate from $21.43 per BOE during the nine months ended September 30, 2012 to $27.43 per BOE during the nine months ended September 30, 2013.

General and administrative expenses.  General and administrative expenses increased by $2,852,644 to $4,678,581 for the nine months ended September 30, 2013, compared to $1,825,937 during the same period in 2012.  The increase was primarily the result of an increase in stock-based compensation expenses from $707,090 for the nine months ended September 30, 2012 to $2,598,046 for the nine months ended September 30, 2013, and employee and contract staff compensation.

Interest expense.  Interest expense decreased by $221,838 to $0 for the nine months ended September 30, 2013, compared to the same period in 2012.  The decrease was due outstanding debt during the period in 2012 and no debt outstanding during the same period in 2013.

Net loss.  For the nine months ended September 30, 2013, there was a net loss of $1,987,166, as compared to net loss of $1,803,104 for the nine months ended September 30, 2012.  The primary reasons for this increase were increased stock-based and cash-based compensation expenses, partially offset by increased revenues

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2013, the Company had cash on hand of $7,867,616, compared to $5,404,167 as of December 31, 2012.  The Company had net cash from operating activities for the nine months ended September 30, 2013 of $5,049,526, compared to cash from operating activities of $510,642 for the same period of 2012.  Another significant source of cash inflow during the nine months ended September 30, 2013 was $18,987,272 proceeds from issuance of common stock.  During the same period in 2012, other sources of significant cash inflows were proceeds from borrowings by the Company of $1,150,000, proceeds from issuance of common stock of $11,545,983 and proceeds from issuance of common stock to Ring Energy, Inc. shareholders of $10,887,561.  The most significant cash outflows during the nine months ended September 30, 2013 and 2012 were capital expenditures of $21,564,959 and $5,014,880, respectively, and payments on credit line of $9,244,428 during 2012.

In August 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of September 30, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit.  The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%.  The maturity date on the note was extended to April 10, 2014. Two of the Company’s stockholders are jointly and severally obligated for outstanding borrowings under the credit facility.

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

Off Balance Sheet Arrangements

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

Transportation of Oil and Natural Gas

Ring is presently committed to use the services of the existing gatherers in its present areas of production.  This gives such gatherers certain short term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way.

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

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation (as amended February 6, 2013)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Form of Subscription Agreement					X
10.1	Development Agreement	8-K	001-36057	10.1	10/18/13
10.2	Third Amendment to Revolver Loan Agreement with F&M Bank & Trust Company					X
10.3	Fourth Amendment to Revolver Loan Agreement with F&M Bank & Trust Company					X
16.1	Letter dated 9/4/13, from Hansen, Barnett & Maxwell, P.C.	8-K	000-53920	99.1	9/5/13
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: November 5, 2013

By: /s/ Kelly W. Hoffman

Kelly W. Hoffman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: November 5, 2013

By: /s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

(Principal Financial and Accounting Officer)