Form 10-K
period 2013-12-31
RING ENERGY, INC.
filed 2014-03-21
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Or

      .Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-36057

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 N. Loraine Street, Suite 1245 Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

(432) 682-7464
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      . No  X ..

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X ..

As of June 30, 2013, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $8.76 per share, was approximately $110,027,028.

As of March 20, 2014, the issuer had outstanding 23,581,313 shares of common stock ($0.001 par value).

TABLE OF CONTENTS

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

PART I

Item 1:

Business

General

Ring Energy is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and Kansas. The Company takes a conventional approach to its drilling program and seeks to develop its traditional core areas, as well as look for new growth opportunities.

The Company’s primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas. As of December 31, 2013, Ring had 14,375 gross (8,949 net) acres in those counties.  The Company also has 16,997 gross (14,232 net) acres in Kansas targeting the Mississippi Lime play. The acreage is located in Gray, Finney and Haskell counties.  On October 16, 2013, Ring entered into a joint development agreement with Torchlight Energy Resources, Inc., to develop its Kansas leasehold. The Company will continue to operate the acreage and Torchlight Energy Resources, Inc., will earn an equal share in the leasehold after fulfilling the agreed upon drilling carry obligation of $6 million (the “Development Agreement”). Ring plans to drill ten vertical wells pursuant to the Development Agreement.

As of December 31, 2013, Ring’s proved reserves were 7.3 million BOE (barrel of oil equivalent). Effectively 100% of its reserves (based on the estimates above) relate to properties located in Texas. The Company’s proved reserves are oil-weighted with 94% of proved reserves consisting of oil and 6% consisting of natural gas. Of those reserves, 24% of the proved reserves are classified as proved developed producing, or “PDP,” 4% are classified as proved developed non-producing, or “PDNP,” and approximately 72% are classified as proved undeveloped, or “PUD.”

Production for the year ended December, 2013, was approximately 115,681 BOE, as compared to production of 21,611 BOE for the year ended December 2012, a 435% increase in BOE.  The stated production amount reflects only the oil and gas that was produced and shipped prior to the end of the fourth quarter. Any oil and gas produced in the fourth quarter but still held on site after December 31, 2013, will be credited in the first quarter of 2014.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2013, Ring owns interests in a total of 3,482 gross (2,143 net) developed acres and 10,893 gross (6,806 net) undeveloped acres in Texas. The Company has 191 identified proven vertical drilling locations based on the reserve report as of December 31, 2013, and an additional 1,172 identified potential vertical drilling locations based on 10-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves. Ring has identified 12 wells that are suitable candidates for re-stimulation, providing attractive returns with lower upfront costs. Ring will develop the Kansas acreage through the Development Agreement. The drilling carry will cover the drilling expenses for approximately the first ten wells.

Historical Background

Ring was originally organized under the name of Blanca Corp. in the State of Nevada on July 30, 2004.  The name of the corporation was changed of record to Transglobal Mining Corp. on April 8, 2007.  The initial purpose of the corporation was to engage in mining development operations within the United States and Canada.

On March 21, 2008, the corporation was acquired by a new majority group of stockholders.  At the time of the closing of the majority share acquisition, the corporation divested itself of all mining-related assets and liabilities.  On or about March 20, 2008, the corporation changed its name of record in Nevada to Ring Energy, Inc., and the purpose of the corporation changed to focus on the acquisition and development of oil and gas properties and the marketing of oil and gas products derived from those properties.  In connection with the closing, the corporation approved, by majority stockholder consent resolution, a reverse split of eighteen-to-one (18:1) of its issued shares, decreasing the issued and outstanding shares.

On June 28, 2012, Ring completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s stockholders obtained control of Ring under current accounting guidance. Since the Stanford stockholders obtained a controlling interest in Ring’s Common Stock and stock options, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split.

On May 23, 2011, prior to Ring’s acquisition of Stanford, Stanford acquired developed and undeveloped properties referred to as the “Fisher I Property.”  The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first significant interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired.  In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of Ring.

Our principal executive offices are located at 200 N. Loraine Street, Suite 1245, Midland, Texas 79701, and our telephone number is (432) 682-7464.  Our Internet website can be found at www.ringenergy.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  The information on, or that can be accessed through, our website is not incorporated by reference into this prospectus and should not be considered part of this prospectus.

Ring Energy’s Business Strategy and Development

•

Growing production and reserves by developing our oil-rich resource base.   Ring intends to actively drill and develop its acreage base in an effort to maximize its value and resource potential.  Ring’s portfolio of proved oil and natural gas reserves consists of 94% oil and 6% natural gas. Of those reserves, 24% of the proved reserves are classified as proved developed producing, or “PDP,” 4% are classified as proved developed non-producing, or “PDNP,” and approximately 72% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital.

Through December 31, 2013, we increased our proved reserves to approximately 7.3 million BOE (barrel of oil equivalent).  As of December 31, 2013, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $198.4 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $133.9 million.  The difference between these two amounts is the effect of income taxes.  The Company presents the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies.  We spent approximately $44.5 million on acquisitions and capital projects during 2012 and 2013 , and we intend to continually actively drill and develop our acreage in an effort to maximize shareholder value.

•

Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•

Pursue strategic acquisitions with exceptional upside potential.   Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations.  The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties.  Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region.  Ring believes that leveraging its contacts will be a competitive advantage in identifying acquisition targets.  Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets ..

Ring Energy’s Strengths

•

High quality asset base in one of North America’s leading resource plays. Ring’s acreage in the Permian Basin is all located in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform. The Central Basin Platform is a NW-trending uplifted basement block that separates the Midland Basin (to the east) from the Delaware Basin (to the west). As of December 31, 2013, Ring has drilled 45 wells on its acreage and re-stimulated 22 existing wells. As of December 31, 2013, estimated net proved reserves were comprised of approximately 94% oil and 6% natural gas, which allow the Company to benefit from the currently more favorable pricing of oil as compared to natural gas.

•

De-risked Permian acreage position with multi-year vertical drilling inventory. As of December 31, 2013, Ring has drilled 45 gross operated wells across its leasehold position with a 100% success rate. The Company has also re-stimulated 22 existing wells with attractive well economics. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2013, Ring has 191 identified proven vertical drilling locations in its proved undeveloped reserves. It believes it has an additional 1,172 potential locations based on 10-acre downspacing. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•

Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 22 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects.  Chief Executive Officer Kelly Hoffman has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO.  In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage.  Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion.  Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•

Concentrated acreage position with high degree of operational control. Ring operates approximately 99% of its Permian Basin and Kansas acreage positions. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

Recent Developments

On February 6, 2014, the Company’s resale registration statement on Form S-1 in connection with the offering by certain selling stockholders named therein of up to 3,528,580 outstanding shares of common stock (the “Resale Shares”) became effective. Pursuant to the registration statement, such selling stockholders may sell all or a portion of these shares from time to time in market transactions through any market on which the common stock is then traded, in negotiated transactions or otherwise, and at prices and on terms that will be determined by the then prevailing market price or at negotiated prices directly or through a broker or brokers, who may act as agents or as principals or by a combination of such methods of sale. The selling stockholders will receive all proceeds from such sales of the Resale Shares, and the Company will not receive any proceeds from the sale of any Resale Shares sold by the selling stockholders.

On February 27, 2014 Ring completed its acquisition (the “Acquisition”) of certain assets pursuant to its previously announced Purchase and Sale Agreement, dated February 4, 2014 (the “Purchase Agreement”), between Ring and Raw Oil & Gas, Inc., JDH Raw Energy LC, and Smith Energy Company, as sellers (the “Sellers”), for a purchase price of approximately $6.45 million in cash.  The assets acquired by Ring pursuant to the Purchase Agreement consist of approximately 2,481 gross (1,5767 net) acres, located in Andrews and Gaines Counties, in the Permian Basin of Texas. The acreage, comprised of 92 separate leases, includes both “developed” and “undeveloped” parcels and is in close proximity to Ring’s existing Permian Basin assets. The “developed” area is comprised of approximately 907 net acres with current net production of 42 BOEs (Barrel of Oil Equivalent) per day from the San Andres and Glorieta formations and is over 92% oil. The “undeveloped” area is comprised of approximately 660 net acres.

The Company has a $10 million revolving line of credit in place with The F&M Bank & Trust Company for borrowings and letters of credit.  As of March 17, 2014, no amount was outstanding on our credit facility.  The maturity date on the facility is April 10, 2014.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2013, sales to one customer, HollyFrontier Refining and Marketing (“HollyFrontier”) represented 97% of oil and gas revenues.  At December 31, 2013, HollyFrontier represented 99% of our accounts receivable.  However, we believe that the loss of this customer would not materially impact our business, because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2013, we are not committed to providing a fixed quantity of oil or gas under any existing contracts.

Governmental Regulations

Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability.

Regulation of Drilling and Production

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

Operational Hazards and Insurance

The oil business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could incur legal defense costs and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.

In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed.

Current Employees

As of December 31, 2013, we had thirteen full-time employees. However, subsequent to December 31, 2013 we have added two additional full-time employees.  Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We also retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 72%) or proved developed non-producing (approximately 4%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. Because our properties serve as collateral for advances under our existing credit facility, a write-down in the carrying values of our properties could require us to repay any outstanding debt earlier than we would otherwise be required. A write-down could also constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities. These factors could also result in the acceleration of debt repayment and a reduction in our borrowing base under our credit facility.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (72%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

•

fires and explosions;

•

personal injuries and death; and

•

natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could materially and adversely affect us.

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

We have a $10 million revolving line of credit in place for borrowings and letters of credit.  As of December 31, 2013, no amount was outstanding on our credit facility.  If in the future we utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

•

a significant portion of our cash flow could be used to service the indebtedness,

•

a high level of debt would increase our vulnerability to general adverse economic and industry conditions,

•

the covenants contained in our credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments and,

•

a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

In addition, our bank borrowing base is subject to semi-annual redeterminations. If we use our credit facility, we could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we begin to further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 50,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the Company, which means that the holders of preferred shares would be entitled to receive the net assets of the Company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

In addition to the ability of the board of directors to issue preferred stock, the existence of some provisions under Nevada law could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 1B:

Unresolved Staff Comments

None.

Item 2:

Properties

General Background

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Texas and Kansas. Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Management’s Business Strategy Related to Properties

Our goal is to increase shareholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties. Specifically, we have focused, and plan to continue to focus, on the following:

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2013, we owned interests in a total of 4,122 gross (2,783 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2013, we owned interests in approximately 27,250 gross undeveloped acres (20,398 net). While our focus will be toward growth through additional acquisitions and leasing, we do plan on drilling wells on our existing acreage to develop the potential contained therein.

On October 16, 2013, we entered into the Development Agreement to develop our Kansas leasehold. Ring will enter into a Joint Operating Agreement (“JOA”) with Torchlight Energy, whereby the Company will (i) be designated as “Operator” under the JOA and (ii) remain Operator as long as it owns or controls any interest in the acreage subject to such agreement.

Pursuing Profitable Acquisitions

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews County leases – Andrews County, Texas.  In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases.   Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases.  The working interests range from 15-100% and the net revenue interests range from 11-77%. In total, we now own 14,375 acres, with 3,482 acres developed and held by production and the remaining 10,893 acres being undeveloped.  We believe the Andrews County leases contain considerable remaining potential drilling.  Our reserve estimate includes 194 PUD wells.   Our reserve estimates include potential development expenditures.

Significant Kansas Operations

Kansas Properties – Gray, Finney Haskell Counties, Kansas.  We acquired a 100% working interest and an 80% net revenue interest in 9,541.5 net mineral acres and a 95% working interest and a 76% net revenue interest in 1,600 net mineral acres, along with all production.  We acquired a 100% working interest and an 80% net revenue interest in 4,698 net mineral acres in addition to our existing acreage acquired in 2012. There was no production associated with the acquisition. In October 2013, we entered into the Joint Development Agreement, whereby Torchlight Energy Resources, Inc. agreed to pay approximately $6.2 million in development costs in return for a 50% working interest in this acreage.  There are 12 total wells on the acreage but only one well is currently producing and that production is minimal.  However, we believe this acreage has significant potential.  At this time we have only included one location in our PUD reserve estimates.

Title to Properties

We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Summary of Oil and Natural Gas Reserves

As of December 31, 2013, our estimated proved reserves had a pre-tax PV10 value of approximately $198.4 million and a Standardized Measure of Discounted Future Cash Flows of approximately $133.9 million, essentially 100% of which relate to our properties in Texas. We spent approximately $44.5 million on acquisitions and capital projects during 2012 and 2013.  We expect to further develop these properties through additional drilling.  We will closely manage our capital expenditures to our cash flow.   As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures up or down accordingly.  We have maintained a strong current cash position with no long-term debt; we will continue to seek acquisition opportunities that complement our core assets.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2013.

Graphic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows

Texas	6,838,055	2,456,043	7,247,397	$197,669,038	$133,309,068
Kansas	17,600	31,000	22,767	698,400	638,859

Total	6,855,655	2,487,043	7,270,164	$198,367,438	$133,947,927

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on independent third party reports and audited by Cawley, Gillespie & Associates., Inc. independent petroleum engineers.  The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil	Natural Gas
	(Bbls)	(Mcf)
Balance, December 31, 2011	2,493,560	1,749,100
Purchase of minerals in place	780,669	430,800
Improved recovery	149,149	30,250
Production	(20,531)	(6,480)
Revisions of estimates	243,896	(469,890)

Balance, December 31, 2012	3,646,743	1,733,780
Purchase of minerals in place	934,716	208,013
Improved recovery	282,958	62,970
Extensions and discoveries	2,393,976	532,760
Production	(109,673)	(36,047)
Sales of minerals in place	(16,100)	-
Revisions of estimates	(276,965)	(14,433)

Balance, December 31, 2013	6,855,655	2,487,043

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2012	2013

Oil (Bbls)
Developed	812,000	1,941,367
Undeveloped	2,834,743	4,914,288

Total	3,646,743	6,855,655

Natural Gas (Mcf)
Developed	94,090	630,751
Undeveloped	1,639,690	1,856,292

Total	1,733,780	2,487,043

Total (Boe)
Developed	827,682	2,046,493
Undeveloped	3,108,025	5,223,670

Total	3,935,707	7,270,163

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2013	2012
Future cash flows	$648,958,812	$331,489,046
Future production costs	(165,478,373)	(73,667,753)
Future development costs	(98,287,766)	(66,835,270)
Future income taxes	(125,104,471)	(62,412,466)
Future net cash flows	260,088,202	128,573,357
10% annual discount for estimated timing of cash flows	(126,140,275)	(57,215,111)

Standardized Measure of Discounted Cash Flows	$133,947,927	$71,358,446

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2013	2012
Beginning of the year	$71,358,446	$60,755,575
Purchase of minerals in place	24,631,148	19,027,746
Extensions, discoveries and improved recovery, less related costs	72,635,671	6,279,507
Development costs incurred during the year	29,103,392	6,532,898
Sales of oil and gas produced, net of production costs	(994,793)	(972,881)
Sales of minerals in place	(1,039,031)	-
Accretion of discount	8,568,497	6,524,980
Net changes in price and production costs	5,568,442	(8,004,160)
Net change in estimated future development costs	(6,499,395)	(2,968,626)
Revision of previous quantity estimates	(10,313,017)	6,364,907
Revision of estimated timing of cash flows	(29,859,746)	(19,303,858)
Net change in income taxes	(29,211,687)	(2,877,642)

End of the Year	$133,947,927	$71,358,446

Proved Reserves

Our 7,270,164 BOE of proved reserves, which consist of approximately 94% oil and 6% natural gas, are summarized below as of December 31, 2013, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2013, our Texas proved reserves had a net pre-tax PV10 value of $197.7 million and Standardized Measure of Discounted Future Net Cash Flows of $133.3 million and our proved reserves in Kansas had a net pre-tax PV10 value of $0.7 million and Standardized Measure of Discounted Future Net Cash Flows of $0.6 million.

As of December 31, 2013, approximately 24% of the proved reserves have been classified as proved developed producing, or “PDP”.  Proved developed non-producing, or “PDNP” reserves constitute approximately 4% and proved undeveloped, or “PUD”, reserves constitute approximately 72%, of the proved reserves as of December 31, 2013.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2013 of approximately $198.4 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $133.9 million.  Approximately $50.5 million and $34.1 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 25.5% of total proved reserves’ pre-tax PV10 value. An additional $9.5 million and $6.4 million, respectively, are associated with the PDNP reserves, which is approximately 4.8% of total proved reserves’ pre-tax PV10 value.  The remaining $138.3 million and $93.5 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2013 include 5.2 million BOE as proved undeveloped reserves.  As of December 31, 2012, our reserve estimates included 3.1 million BOE as proved undeveloped reserves.  Following is a description of the changes in our PUD reserves from December 31, 2012 to December 31, 2013.

Conversion of approximately 884,145 BOE of reserves from PUD to PDP or PDNP through capital expenditures of approximately $29.1 million.

Upward revision of approximately 2,124,202 BOE primarily through increased performance and proving of additional reserves through our infill development program.

Purchase of minerals in place through leasing of new acreage and acquisitions resulted in the addition of approximately 918,616 BOE.

Our proved reserves as of December 31, 2013 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas:
PDP	1,658,098	563,385	1,751,996	24%	$ 50,460	$ 34,031	$ -
PDNP	283,269	36,366	289,330	4%	9,517	6,418	2,600
PUD	4,896,688	1,856,292	5,206,070	72%	137,692	92,860	95,688

Total Proved:	6,838,055	2,456,043	7,247,396	100%	$ 197,669	$ 133,309	$ 98,288

Kansas:
PDP	-	31,000	5,167	0%	$ 48	$ 44	$ -
PUD	17,600	-	17,600	0%	650	595	-

Total Proved:	17,600	31,000	22,767	0%	$ 698	$ 639	$ -

Total:
PDP	1,658,098	594,385	1,757,163	24%	$ 50,508	$ 34,075	$ -
PDNP	283,269	36,366	289,330	4%	9,517	6,418	2,600
PUD	4,914,288	1,856,292	5,223,670	72%	138,342	93,455	95,688

Total Proved:	6,855,655	2,487,043	7,270,163	100%	$ 198,367	$ 133,948	$ 98,288

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2014	3,483,358	1,270,059	3,695,035	$59,399,966
2015	1,714,200	622,600	1,817,967	38,887,800

	5,197,558	1,892,659	5,513,001	$98,287,766

Internal Controls Over Reserves Estimates

Our reserves data and estimates were compiled, prepared and audited by third party independent consultants, Cawley, Gillespie & Associates, Inc.., as described in more detail herein, in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by Cawley, Gillespie & Associates, Inc., met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our reserves estimates are prepared by examination and evaluation of production data, production decline curves, reservoir pressure data, logs, geological data, and offset analogies. The third party independent consultants are provided full access to complete and accurate information pertaining to the property, and to all applicable personnel of the Company. Our reserves estimates and process for developing such estimates are reviewed and approved by its Vice President of Operations, Daniel D. Wilson, a petroleum engineer, and Chief Executive Officer, Kelly Hoffman, to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of the third party consultants. Mr. Daniel Wilson, a petroleum engineer and businessman, has 29 years of experience in operating, evaluating and exploiting oil and gas properties. Mr. Kelly Hoffman has 38 years of well-rounded experience in the oil and gas industry. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially.

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December, 2013, is summarized below. The following table indicates the percentage of our estimated December 2013 average daily production of 631 BOE/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas

Texas	97.66%	100.00%	25.89%
Kansas	2.34%	-	74.11%

Total	100.00%	100.00%	100.00%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2013, by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Texas	3,482	2,143	10,893	6,806	14,375	8,949
Kansas	640	640	16,357	13,592	16,997	14,232

Total	4,122	2,783	27,250	20,398	31,372	23,181

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2012	2013

Oil production (Bbls)	20,531	109,673
Natural gas production (Mcf)	6,480	36,047
Total production (Boe)	21,611	115,681
Daily production (Boe/d)	59	317
Average sales price:
Oil (per Bbl)	$84.50	$92.81
Natural gas (per Mcf)	3.50	3.82
Total (per Boe)	81.39	89.17
Average production cost (per Boe)	$36.37	$10.44
Average production taxes (per Boe)	3.84	4.12

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

Productive Wells

The following table presents our ownership at December 31, 2013, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	76	53	-	-	76	53
Kansas	-	-	1	1	1	1

Total	76	53	1	1	77	54

Drilling Activity

During 2013, we drilled and completed thirty seven (37) producing oil wells and had drilled or started to drill an additional four (4) wells that were not completed as of December 31, 2013.  All thirty seven (37) wells drilled in 2013 were successful and placed in production.  We drilled five producing oil wells and one salt water disposal well during 2012 and all five developmental wells were successful and completed and placed in production.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $36.37 in 2012 and $10.44 in 2013, and our average production taxes, per BOE, were $3.84 in 2012 and $4.12 in 2013. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2012 and 2013 are shown below.

	For the Year Ended December 31,
	2012	2013

Acquisition of proved properties	$9,873,128	$5,192,441
Acquisition of unproved properties	-	-
Exploration costs	-	-
Development costs	6,581,343	29,796,379
Total Costs Incurred	$16,454,471	$34,988,820

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas.  The leased office space consists of approximately 3,700 square feet.  Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office.  The leased office space consists of approximately 3,700 square feet.  We also lease office space in Andrews, Texas which is currently our only field office.  The leased office space consists of approximately 2,000 square feet.  We anticipate leasing or purchasing additional office space in Midland and Andrews, Texas in the near future.

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

PART II

Item 5:

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NYSE MKT under the trading symbol “REI.”  Prior to September 1, 2013, our Common stock was quoted on the OTCQB and the OTC Bulletin Board under the trading symbol “RNGE”.  We have only one class of common stock , and we have 50,000,000 authorized but unissued shares of preferred stock.  The table below sets forth for the periods indicated the quarterly high and low bid prices of our common stock based on information provided to us by OTC Markets, and the high and low sale prices of our common stock as reported on the NYSE MKT. All over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. At the time of the over-the-counter quotations below, we were not listed on an established trading market and the transactions in our common stock were limited and the bid prices provided below may not be indicative of prices if our common stock was trading in an established public trading market.

OTCQB/OTC Bulletin Board

Period	High Sale	Low Sale

1st Quarter 2012	$5.10	$4.01
2nd Quarter 2012	7.50	4.25
3rd Quarter 2012	7.00	5.12
4th Quarter 2012	7.00	5.82

1st Quarter 2013	$9.51	$5.85
2nd Quarter 2013	8.76	6.60
3rd Quarter 2013 (through August 31)	15.27	8.65

NYSE MKT

Period	High Sale	Low Sale
3rd Quarter 2013 (September 1 - September 30)	$15.75	$13.50
4th Quarter 2013	14.39	11.05

1st Quarter 2014 (through March 14, 2014)	$14.80	$12.10

Record Holders

As of March 12, 2014, there are approximately 306 holders of record of our common stock.  As of March 17, 2014, 5,009,150 shares, or approximately 21.2%, of the 23,581,313 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,647,500	$4.01	2,327,500

Equity compensation plans not approved by security holders	-	-	-

Total	2,647,500	$4.01	2,327,500

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

Shares Available

Our Plan currently authorizes 5,000,000 shares of our common stock for issuance under the Plan. If any shares of common stock subject to an Award are forfeited or if any Award based on shares of common stock is otherwise terminated without issuance of such shares of common stock or other consideration in lieu of such shares of common stock, the shares of common stock subject to such Award shall to the extent of such forfeiture or termination, again be available for Awards under the Plan if no participant shall have received any benefits of ownership in respect thereof  The shares to be delivered under the Plan shall be made available from (a) authorized but unissued shares of common stock, (b) common stock held in the treasury of the Company , or (c) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market, in each situation as the Board of Directors or the Compensation Committee may determine from time to time at its sole option.

Administration

The Committee shall administer the Plan with respect to all eligible individuals or may delegate all or part of its duties under the Plan to a subcommittee or any executive officer of the Company , subject in each case to such conditions and limitations as the Board of Directors may establish.  Under the Plan, “Committee” can be either the Board of Directors or a committee approved by the Board of Directors.

Eligibility

Awards may be granted pursuant to the Plan only to persons who are eligible individuals at the time of the grant thereof or in connection with the severance or retirement of Eligible Individuals.  Under the Plan, “Eligible Individuals” means (a) employees, (b) non-employee Directors and (c) any other person that the Committee designates as eligible for an Award (other than for Incentive Options) because the Person performs bona fide consulting or advisory services for the Company or any of its Subsidiaries (other than services in connection with the offer or sale of securities in a capital raising transaction).

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

Transferability Restrictions

Notwithstanding any limitation on a holder’s right to transfer an award, the plan administrator may (in its sole discretion) permit a holder to transfer an award, or may cause the Company to grant an award that otherwise would be granted to an eligible individual, in any of the following circumstances: (a) pursuant to a qualified domestic relations order, (b) to a trust established for the benefit of the eligible individual or one or more of the children, grandchildren or spouse of the eligible individual; (c) to a limited partnership or limited liability company in which all the interests are held by the eligible individual and that person’s children, grandchildren or spouse; or (d) to another person in circumstances that the plan administrator believes will result in the award continuing to provide an incentive for the eligible individual to remain in the service of the Company or its subsidiaries and apply his or her best efforts for the benefit of the Company or its subsidiaries.  If the plan administrator determines to allow such transfers or issuances of awards, any holder or eligible individual desiring such transfers or issuances shall make application herefore in the manner and time that the plan administrator specifies and shall comply with such other requirements as the plan administrator may require to assure compliance with all applicable laws, including securities laws, and to assure fulfillment of the purposes of this Plan.  The plan administrator shall not authorize any such transfer or issuance if it may not be made in compliance with all applicable federal and state securities laws.  The granting of permission for such an issuance or transfer shall not obligate the Company to register the shares of stock to be issued under the applicable award.

Termination and Amendments to the Plan

The Board of Directors may (insofar as permitted by law and applicable regulations), with respect to any shares which, at the time, are not subject to awards, suspend or discontinue the Plan or revise or amend it in any respect whatsoever, and may amend any provision of the Plan or any award agreement to make the Plan or the award agreement, or both, comply with Section 16(b) of the Exchange Act and the exemptions therefrom, the Internal Revenue Code, as amended (the “Code”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the regulations promulgated under the Code or ERISA, or any other law, rule or regulation that may affect the Plan.  The Board of Directors may also amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in other legal requirements applicable to the Company or the Plan or for any other purpose permitted by law.  The Plan may not be amended without the consent of the holders of a majority of the shares of common stock then outstanding to increase materially the aggregate number of shares of stock that may be issued under the Plan except for certain adjustments ..

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

In December 2011, the Company sold 1,167,504 shares at $4.00 per share for gross proceeds of $4,670,016.  Each of the investors was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  No selling commissions were paid in connection with the sale of the shares.

In January 2012, the Company sold 1,083,180 shares at $4.00 per share for gross proceeds of $4,334,720.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  No selling commissions were paid in connection with the sale of the shares.

In April 2012, the Company sold 823,524 shares at $4.25 per share for gross proceeds of $3,499,977.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  No selling commissions were paid in connection with the sale of the shares.

On June 28, 2012, the Company issued 3,440,000 shares of its common stock pursuant to Stock-for-Stock Exchange Agreement dated May 3, 2012, between the Company and Stanford Energy, Inc. (“Stanford”).  In addition, the Company assumed and adopted Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford common stock, which now represents the right to purchase up to 1,125,000 shares of our common stock at $2.00 per share.  The options vest at the rate of 20% each year over five years beginning one year from December 1, 2011, the date they were originally granted, and expire ten years beginning from that date.  The investors were accredited investors at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

During the quarter ended June 30, 2012, we sold 32,920 common shares at $4.25 per share to two accredited investors for gross proceeds of $139,910.  Each of the investors was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On July 1, 2012, the Company granted 75,000 options to Raymond H. Estep, also known as Hoyt Estep, under the 2011 Long-Term Incentive Plan for services.  The options vest 20% each year for five years from the grant date and expire 10 years from the grant date.  The exercise price of the options is $4.50.  Mr. Estep was accredited investors at the time of the issuances.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

In August 2012, the Company sold 1,695,000 shares at $4.50 per share for gross proceeds of $7,627,500.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  No selling commissions were paid in connection with the sale of the shares.

On September 1, 2012, the Company issued 50,000 options to its Chief Financial Officer, William R. Broaddrick, under the 2011 Long-Term Incentive Plan.  The options vest 20% each year five years from the grant date and expire 20 years from the grant date.  The exercise price of the options is $4.50.  Mr. Broaddrick was an accredited investor at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

In October 2012, the Company sold 1,384,905 shares at $4.50 per share for gross proceeds of $6,232,072.50.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  No selling commissions were paid in connection with the sale of the shares.

On September 28, 2012, the Company issued 152,778 shares of its common stock to four investors in connection with the purchase of certain oil and gas leases.  The investors were accredited investors at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On October 1, 2012, the Company granted 40,000 options to Michael Arguijo under the 2011 Long-Term Incentive Plan for services.  The options vest 12.5% each quarter for two years from the grant date and expire 10 years from the grant date.  The exercise price of the options is $4.50.  Mr. Arguijo was accredited investors at the time of the issuances.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On November 19, 2012, the Company issued 625,000 shares of its common stock in connection with the acquisition of certain oil and gas leases pursuant to an Agreement and Plan of Merger dated November 7, 2012.  The investors were accredited investors at the time of the sale.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and/or Section 4(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On January 1, 2013, the Company granted (i) 500,000 options to its Chief Executive Officer, Kelly Hoffman, (ii) 500,000 options to its President, David Fowler, (iii) 300,000 options to its Vice President of Operations, Daniel Wilson, and (iv) 100,000 options to two employees, under the 2011 Long-Term Incentive Plan. The exercise price of the options is $4.50.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2), as a transaction by an issuer not involving any public offering.

On January 2, 2013, the Company sold 100,000 common shares at $4.50 per share to Mr. Daniel Wilson for gross proceeds of $450,000.  Mr. Wilson was an accredited investor at the time of the sale.  Mr. Wilson is the Vice President of Operations of the Company.  The shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  No selling commissions were paid in connection with the sale of the shares.

On March 15, 2013, the Company granted (i) 100,000 options to its Vice President of Land, Ryan Roberts,  and (ii) a total of 50,000 options to an employee and a contract employee of the Company, under the 2011 Long-Term Incentive Plan.  The exercise price of the options is $5.50.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2), as a transaction by an issuer not involving any public offering.

On June 25, 2013, the Company granted a total of 35,000 options to four of its employees under the 2011 Long-Term Incentive Plan.  The exercise price of the options is $7.50.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2), as a transaction by an issuer not involving any public offering.

On June 28, 2013, we completed our offering of 3,528,580 shares of common stock at $5.50 in the Private Placement. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  Commissions in the amount of $866,366 were paid to registered sales agents for shares placed by the agents. The Company has filed a registration statement with the SEC with respect to the Resale Shares.

On November 20, 2013, we issued 10,000 shares of common stock to IWR Partners, LLC, as a finder’s fee in connection with the joint development agreement with Torchlight Energy Resources, Inc., to develop our Kansas leasehold. The issuance of common stock described above was (i) made in reliance of the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and (ii) conducted without general solicitation or general advertising. IWR Partners, LLC, was an accredited investor at the time of the issuance and prior to this issuance owned shares of common stock.

On December 16, 2013, the Company granted a total of 100,000 options to five of its employees under the 2011 Long-Term Incentive Plan.  The exercise price of the options is $10.00.  The options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2), as a transaction by an issuer not involving any public offering.

Use of Proceeds from Registered Securities

On December 11, 2013, the Company closed an underwritten public offering of 5,000,000 shares of its common stock, as well as the exercise of the full over-allotment option by the underwriters of an additional 750,000 shares of its common stock, pursuant to a prospectus filed as part of an effective registration statement on Form S-1, as amended (effective as of December 5, 2013).  The shares were sold at the public offering price of $10.00 per share.  SunTrust Robinson Humphrey, Inc. acted as sole book-running manager, and Capital One Securities, Inc., Global Hunter Securities, LLC, Euro Pacific Capital Inc., IBERIA Capital Partners L.L.C., Noble Financial Capital Markets, Northland Capital Markets, and Roth Capital Partners, LLC, were co-managers for the offering.

The gross proceeds from the offering were $57.5 million, and the Company net proceeds from the offering were $54.2 million, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million.  The $3.3 million in offering costs included $2.9 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Of the net proceeds $3.5 million was used to pay down the outstanding amount on our credit facility and approximately $1 million was used as working capital.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2013.

Item 6:

Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2013, 2012, and 2011.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	Successor			Predecessor
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Eight Months ended December 31, 2011	For the Four Months ended April 30, 2011

Statement of Operations Data:
Revenues	$10,315,701	$1,757,444	$388,674	$96,956
Cost of revenues	1,684,493	868,954	191,738	76,124
Depreciation, depletion and amortization	2,284,091	506,786	89,376	2,778
Accretion	53,681	20,906	5,547	3,732
General and administrative	6,682,760	2,392,645	428,575	6,000
Net income (loss)	(452,209)	(1,669,283)	63,165	8,322
Basic and diluted income (loss) per common share	$(0.03)	$(0.24)	$0.01	$-

		As of December 31,
		Successor		Predecessor
Balance Sheet Data	2013	2012	2011	2011
Current assets	$56,305,036	$5,882,530	$223,695	$30,383
Oil and gas properties subject to amortization	58,040,724	23,051,904	6,597,433	306,460
Total assets	111,723,418	28,513,378	6,741,885	285,411
Total current liabilities	7,231,643	1,191,431	477,057	12,127
Total long-term liabilities	1,888,061	1,122,236	10,372,338	261,598
Total Stockholders/Owners Equity (Deficit)	102,605,714	26,199,711	(4,106,510)	11,686

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report.

Overview

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and Kansas. We take a conventional approach to our drilling program and seek to develop our traditional core areas, as well as look for new growth opportunities.

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties.

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Texas and Kansas. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders value through the following:

•

Growing production and reserves by developing our oil-rich resource base.   We intend to actively drill and develop its acreage base in an effort to maximize its value and resource potential.  Ring’s portfolio of proved oil and natural gas reserves consists of 94% oil and 6% natural gas. Of those reserves, 24% of the proved reserves are classified as proved developed producing, or “PDP,” 4% are classified as proved developed non-producing, or “PDNP,” and approximately 72% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital.  Through December 31, 2013, we increased our proved reserves to approximately 7.3 million BOE (barrel of oil equivalent).  Effectively 100% of our reserves relate to properties located in Texas. We spent approximately $44.5 million on acquisitions and capital projects during 2012 and 2013, and we intend to continually actively drill and develop our acreage in an effort to maximize shareholder value.

•

Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•

Pursue strategic acquisitions with exceptional upside potential.   Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations.  The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties.  Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region.  Ring believes that leveraging its contacts will be a competitive advantage in identifying acquisition targets.  Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets ..

Recent Developments

On February 6, 2014, the Company’s resale registration statement on Form S-1 in connection with the offering by certain selling stockholders named therein of up to 3,528,580 outstanding shares of common stock (the “Resale Shares”) became effective. Pursuant to the registration statement, such selling stockholders may sell all or a portion of these shares from time to time in market transactions through any market on which the common stock is then traded, in negotiated transactions or otherwise, and at prices and on terms that will be determined by the then prevailing market price or at negotiated prices directly or through a broker or brokers, who may act as agents or as principals or by a combination of such methods of sale. The selling stockholders will receive all proceeds from such sales of the Resale Shares, and the Company will not receive any proceeds from the sale of any Resale Shares sold by the selling stockholders.

On February 27, 2014 Ring completed the Acquisition, in which it acquired certain assets pursuant to its previously announced Purchase and Sale Agreement, for a purchase price of approximately $6.45 million in cash. The assets acquired by Ring pursuant to the Purchase Agreement consist of approximately 2,481 gross (1,5767 net) acres, located in Andrews and Gaines Counties, in the Permian Basin of Texas. The acreage, comprised of 92 separate leases, includes both “developed” and “undeveloped” parcels and is in close proximity to Ring’s existing Permian Basin assets. The “developed” area is comprised of approximately 907 net acres with current net production of 42 BOEs (Barrel of Oil Equivalent) per day from the San Andres and Glorieta formations and is over 92% oil. The “undeveloped” area is comprised of approximately 660 net acres.

The Company has a $10 million revolving line of credit in place with The F&M Bank & Trust Company for borrowings and letters of credit.  As of March 17, 2014, no amount was outstanding on our credit facility.  The maturity date on the facility is April 10, 2014.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2012	2013

Net production:
Oil (Bbls)	20,531	109,673
Natural gas (Mcf)	6,480	36,047

Net sales:
Oil	$1,734,739	$10,178,176
Natural gas	22,705	137,525

Average sales price:
Oil (per Bbl)	$84.50	$92.81
Natural gas (per Mcf)	3.50	3.82

Production costs and expenses
Oil and gas production costs	$785,959	$1,207,529
Production taxes	82,995	476,964
Depreciation, depletion and
amortization expense	506,786	2,284,091
Accretion expense	20,906	53,681
General and administrative expenses	2,392,645	6,682,760

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Oil and natural gas sales.  Oil and natural gas sales revenue increased approximately $8.6 million to $10.3 million in 2013.  Oil sales increased approximately $8.5 million while natural gas sales increased by $0.1 million. The oil sales increase was the result of an increase in sales volume from 20,531 barrels of oil in 2012 to 109,673 barrels of oil in 2013 and an increase of 10% in the average realized per barrel oil price from $84.50 in 2012 to $92.81 in 2013.  These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels.  The natural gas sales increase was the result of an increase in sales volume from 6,480 Mcf in 2012 to 36,047 Mcf in 2013 and a 9% increase in the average realized per Mcf gas price from $3.50 in 2012 to $3.82 in 2013. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf.  The volume increases for both oil and natural gas are the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs.  Our aggregate oil and gas production costs increased from $785,959 in 2012 to $1,207,500 in 2013, and decreased on a BOE basis from $36.37 in 2012 to $10.44 in 2013.  These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE.  This increase in the aggregate production costs is the result of additional acquisitions and development while the decrease on a per BOE basis was the result of increasing production and the results of work done previously to get wells into proper working order.

Oil and gas production taxes.  Oil and gas production taxes as a percentage of oil and natural gas sales were 4.72% during 2012 and decreased slightly to 4.62% in 2013.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $1,777,305 to $2,284,091 in 2013.  The increase was a result of increased production volumes partially offset by a decrease in the average depreciation, depletion and amortization rate from $21.94 per BOE during 2012 to $20.27 per BOE during 2013.  These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.  The decreased depreciation, depletion and amortization rate was the result of development throughout the year and adding additional reserves.

General and administrative expenses.  General and administrative expenses increased by $4,290,115 to $6,682,760 during 2013. This increase was primarily related to an increase in stock based compensation expense of $2,544,341 and an increase in salaries and wages of $1,228,778, partially offset by a decrease in contract labor of $526,125.

Interest income.  Interest income was $20,397 in 2013 as compared to $4,309 in 2012. The increase was the result of higher cash on hand during 2013.

Interest expense.  Interest expense decreased by $208,915 to $9,890 in 2013. The decrease was the results of having smaller amounts borrowed on our credit facility for a portion of 2013.

Net loss.  Net loss decreased from $1,669,283 in 2012 to net loss of $452,209 during 2013.  The primary reason for this change was increased revenues partially offset by an increase in general and administrative expenses and depreciation, depletion and amortization.

Liquidity and Capital Resources

Historical Financing.  We have historically funded our operations through cash available from operations and from equity offerings of our stock.

Credit Facility.  In May 2012, May 2013, August 2013 and October 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of December 31, 2013, no amounts were outstanding and $9,905,000 was available to be drawn on the line of credit. The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%. The maturity date on the note was extended to April 10, 2014.

Cash Flows.  Historically, our primary source of cash has been from equity offerings and borrowings either on our credit facility or from Ring Energy, Inc prior to the merger with Stanford.  During 2013, we also had new cash inflow of $8,116,408 from operations.  During the two years ended December 31, 2013, we financed $86,210,752 through proceeds from the sale of stock and $1,150,000 through borrowings. We primarily used this cash to fund our capital expenditures and development aggregating $44,513,405 over the two years end December 31, 2013 and reducing debt of $9,244,428.  At December 31, 2013, we had cash on hand of $52,350,583 and working capital of $49,073,394, compared to December 31, 2012 when our cash was $5,404,167 and we had working capital of $4,691,099.

Schedule of Contractual Obligations.  The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2013.  The leases pertain to approximately 3,700 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas.  The Company incurred lease expenses of $141,593 and $208,091 for the years ended December 31, 2013 and 2012, respectively.  The following table reflects the future minimum lease payments under the operating leases as of December 31, 2013.

Year	Lease Obligation

2014	$145,665
2015	147,525
2016	73,185
2017	55,935

$422,310

Off-Balance Sheet Financing Arrangements

As of December 31, 2013 we had no off-balance sheet financing arrangements.

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

Our proved reserve information included in this Annual Report was based on internal reports and audited by Cawley, Gillespie & Associates, Inc., independent petroleum engineers.   Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

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

Our reserve estimates as of December 31, 2013 are based on an average price of $92.54 for oil and $5.845 for gas.  We have run an impairment test analysis to determine at approximately what price level impairment would result.  Because our reserves are predominantly oil, at approximately 94% of total reserves, this analysis was based solely on the oil price while leaving gas prices at the levels used for preparing the reserve estimates as of December 31, 2013.  Based on this analysis, our contracted oil price would have to drop below $60 per barrel for the Ceiling test to result in impairment to our producing properties.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs.  Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Item 7A:

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during 2013 ranged from a low of $75.80 per barrel to a high of $105.77 per barrel. Natural gas prices we received during 2013 ranged from a low of $2.22 per Mcf to a high of $7.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $3.9 million at December 31, 2013).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2013, sales to one customer, HollyFrontier represented 97% of oil and gas revenues.  At December 31, 2013, HollyFrontier represented 99% of our accounts receivable.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. Our current credit facility has a floating interest rate.  Therefore, if we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.  As of December 31, 2013, the weighted average interest rate on our borrowings was 4%

Item 8:

Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included beginning at page F-1 of this Annual Report.

Item 9:

Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

On September 1, 2013, Hansen, Barnett & Maxwell, P.C. (“HBM”) resigned as the Company’s independent registered public accounting firm. HBM recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM as of September 1, 2013. In connection with such acquisition, certain of the professional staff and stockholders of HBM joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

The reports of HBM on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Prior to engaging Eide Bailly, the Company did not consult with Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Eide Bailly on the Company’s financial statements, and Eide Bailly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

In connection with the audit for the past two fiscal years and through September 1, 2013, there were no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM, would have caused HBM to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided to Hansen, Barnett & Maxwell, P.C. a copy of the foregoing disclosure and Hansen, Barnett & Maxwell, P.C. furnished the Company with a letter addressed to the SEC stating Hansen, Barnett & Maxwell, P.C.’s agreement with such disclosure. A copy of such letter, dated September 1, 2013, is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2013.

Item 9a:

               Controls And Procedures

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

a)

We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of financial information, particularly journal entries. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements for the current reporting period.

We are committed to improving our financial organization. As part of this commitment, we have engaged outside consultants to ensure proper treatment of non-routine or complex accounting matters, to review financial information, including journal entries, and to create a segregation of duties consistent with control objectives.  We also intend to hire additional personnel with technical accounting expertise to further support our current accounting personnel.

Management believes this has remedied the material weakness and will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement reparation and presentation.

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting is ineffective based on those criteria.

This annual report does not include an attestation report by Eide Bailly LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B:

Other Information

None.

PART III

Item 10:

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 17, 2014.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position

Kelly Hoffman	55	Chief Executive Officer, Director
David A. Fowler	55	President, Director
Daniel D. Wilson	52	Executive Vice President
William R. Broaddrick	36	Chief Financial Officer
Lloyd T. Rochford	67	Chairman of the Board of Directors
Stanley M. McCabe	81	Director
Anthony B. Petrelli	61	Director
Clayton E. Woodrum	73	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford  Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 55, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, he again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project, he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico.  Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 55, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April of 2001, he co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 52, has 29 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. For the last 22 years he has served as the Vice President and Manager of Operations for Breck Operating Corporation (“Breck”). He has overseen the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 36, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions.  During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions.  From 2001 until 2010, Mr. Broaddrick was employed by Arena Resources, Inc. as Vice President and Chief Financial Officer.  During 2011, Mr. Broaddrick joined Stanford as Chief Financial Officer.  Subsequent to and as a result of the merger transaction between Stanford and Ring  Mr. Broaddrick became Chief Financial Officer of Ring Energy as of July 2012.

Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999.  Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 67, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

Mr. Rochford has successfully formed, developed and sold/merged four natural resource companies, two of which were listed on the New York Stock Exchange. The most recent, Arena Resources, Inc. (“Arena”) was founded by Mr. Rochford and his associate Stanley McCabe in August 2000. From inception until May of 2008, Mr. Rochford served as President, Chief Executive Officer (“CEO”) and as a director of Arena. During that time, Arena received numerous accolades from publications such as Business Week (2007 Hot Growth Companies), Entrepreneur (2007 Hot 500), Fortune (2007, 2008, 2009 Fastest Growing Companies), Fortune Small Business (2007, 2008 Fastest Growing Companies) and Forbes (Best Small Companies of 2009). In May 2008, Mr. Rochford resigned from the position of CEO at Arena and accepted the position of Chairman of the Board. In his role as Chairman, he continued to pursue opportunities that would enhance the then current, as well as long-term value of Arena. Through his efforts, Arena entered into a merger agreement and was acquired by another New York Stock Exchange company for $1.6 billion in July, 2010.

Stanley M. McCabe – Director

Mr. McCabe, 81, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded with Mr. Rochford, Arena , serving as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 61, is President, member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his BS in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 73, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a partner in charge of the tax department of a big eight accounting firm to chief financial officer of BancOklahoma Corp., and Bank of Oklahoma. His areas of expertise include business valuation, litigation support including financial analysis, damage reports, depositions and testimony, estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

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

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee, the composition and responsibilities of which are briefly described below.  The charters for each of these committees shall be provided to any person without charge, upon request.  The charters are also available on the Company’s website at www.ringenergy.com.  Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 499-3880.

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

Compensation Committee

The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers.  In accordance with the rules of the NYSE MKT, LLC, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination by the Compensation Committee. The Compensation Committee is comprised of Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s principal functions are to (a) identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and (b) develop and recommend to the Board corporate governance principles applicable to the Company.  The Nominating and Corporate Governance Committee is comprised of Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, and Corporate Controller, as well as the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have also adopted a Code of Conduct that applies to our officers, directors, and employees. These documents are available on the Company’s website at www.ringenergy.com.  We shall also provide any person without charge, upon request, a copy of the Code of Ethics or Code of Conduct.  Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 499-3880.

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

Item 11:

Executive Compensation

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to all individuals serving as the smaller reporting company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, and our company’s two most highly compensated executive officers or employees whose total 2013 compensation exceeded $100,000.  These individuals are referred to as the (“Named Executive Officers”) in this Annual Report on Form 10-K.

Our current executive compensation programs are determined and approved by our Compensation Committee, after consideration of recommendations by our Chairman of the Board and our Chief Executive Officer, as to the other Named Executive Officers. None of the Named Executive Officers are members of the Compensation Committee.  The Compensation Committee has the direct responsibility and authority to review and approve the Company’s goals and objectives relative to the compensation of the Named Executive Officers, and to determine and approve (either as a committee or with the other members of the Company’s Board of Directors who qualify as “independent” directors under applicable guidelines adopted by the NYSE MKT, LLC) the compensation levels of the Named Executive Officers.

Our current executive compensation programs are intended to achieve two objectives.  The primary objective is to enhance the profitability of the Company, and thus, shareholder value. The second objective is to attract, motivate, reward and retain employees, including executive personnel, who contribute to the long-term success of the Company.  As described in more detail below, the material elements of our current executive compensation program for Named Executive Officers includes a base salary, discretionary annual bonuses and discretionary stock options grants.

The Company believes that each element of the executive compensation program helps to achieve one or both of the compensation objectives outlined above.  The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Element	Compensation Objectives Attempted to be Achieved

Base Salary	Attract and retain qualified executives Motivate and reward executives performance

Bonus Compensation	Motivate and reward executive’s performance Enhance profitability of Company and shareholder value

Equity-Based Compensation – stock options and restricted stock grants	Enhance profitability of Company and shareholder value by aligning long-term incentives with shareholders’ long-term interests

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

Current Executive Compensation Program Elements

Base Salaries

Similar to most companies within the industry, our policy is to pay Named Executive Officers’ base salaries in cash. Effective July 1, 2012, the Compensation Committee designated a salary of $100,000 for Mr. Broaddrick. Effective September 1, 2012 the Compensation Committee recommended an increase of $25,000 for Mr. Broaddrick.  Mr. Hoffman joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $175,000.  Mr. Fowler joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $150,000.  Mr. Wilson joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $150,000.

Annual Bonuses

The Company has not had a formal policy regarding bonuses, and payment of bonuses has been purely discretionary and is largely based on the recommendations of the Compensation Committee.  Cash bonuses are not expected to be a significant portion of the executive compensation package.  Cash bonuses were granted to all employees in December 2013.  The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Executive Officer.

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to shareholders of the Company’s common stock.  Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation.  Mr. Broaddrick was granted non-qualified stock options in 2012 and 2013. Messrs. Hoffman, Fowler and Wilson were granted non-qualified stock options in 2013.  Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of requisite service period served.  Non-qualified stock options for Named Executive Officers and other key employees generally vest ratably over five years.  No restricted stock was granted to any of the Named Executive Officers.’  The Compensation Committee believes that these awards encourage Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

Grants are determined for Named Executive Officers based on his or her performance in the prior year, his or her expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies.  Awards may be granted to new key employees or Named Executive Officers on hire date. Other grant date determinations are made by the Compensation Committee, which are based upon the date the Committee met and proper communication was made to the Named Executive Officer or key employee as defined in the definition of grant date by generally accepted accounting principles.   Exercise prices are equal to the value of the Company’s stock on the close of business on the determined grant date.  The Company has no program or practice to coordinate timing of grants with release of material, nonpublic information.

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

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)

Kelly Hoffman, Chief Executive Officer, effective January 1, 2013	2013	175,000	5,000	2,336,928	122,500(3)	2,639,428
	2012	-	-	-	90,833(4)	90,833

Robert S. Owens, Chief Executive Officer through August 31, 2012	2013	-	-	-	-	-
	2012	-	-	-	2,000(5)	2,000

David Fowler, President, effective January 1, 2013	2013	150,000	5,000	2,336,928	22,500(6)	2,514,428
	2012	-	-	-	-	-

Danny Wilson, Executive Vice President, effective December 17, 2013	2013	150,000	5,000	1,454,044	-	1,609,044
	2012	-	-	-	-	-

William R. Broaddrick, Chief Financial Officer, effective January 1, 2013; Interim Chief Executive Officer from September 1, 2012 through December 31, 2012	2013	125,000	5,000	207,549	-	337,549
	2012	108,333	3,000	213,711	-	325,044

(1)

Salary information for William R. Broaddrick during 2012 includes compensation received from Stanford Energy, Inc. prior to the merger between Stanford and Ring Energy, Inc. and compensation received from Ring subsequent to the merger.

(2)

See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(3)

2013 Other Compensation to Mr. Hoffman includes a $100,000 signing bonus and $22,500 in director’s fees.

(4)

2012 Other Compensation to Mr. Hoffman consisted of consulting fees.

(5)

Robert S. Owens received a director fee of $250 per month through the date of his resignation which was effective August 31, 2012.

(6)

David Fowler received $22,500 in director’s fees.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or due to performance incentives throughout the year.  The following table reflects the stock options granted during 2013.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value on Grant Date ($)

Kelly Hoffman	1/1/2013	500,000	4.50	2,077,491
David Fowler	1/1/2013	500,000	4.50	2,077,491
Daniel D. Wilson	1/1/2013	300,000	4.50	1,246,495
Kelly Hoffman	12/16/2013	25,000	10.00	259,437
David Fowler	12/16/2013	25,000	10.00	259,437
Daniel D. Wilson	12/16/2013	20,000	10.00	207,549
William R. Broaddrick	12/16/2013	20,000	10.00	207,549

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option.  Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2013.

Outstanding Equity Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

Kelly Hoffman	100,000	150,000	2.00	12/01/21
	100,000	400,000	4.50	01/01/23
	-	25,000	10.00	12/16/23

David Fowler	100,000	400,000	4.50	01/01/23
	-	25,000	10.00	12/16/23

Daniel D. Wilson	60,000	240,000	4.50	01/01/23
	-	20,000	10.00	12/16/23

William R. Broaddrick	20,000	80,000	2.00	12/01/21
	-	50,000	4.50	09/01/22
	-	20,000	10.00	12/16/23

There were no option exercises by Named Executive Officers during 2013.

Director Compensation

Beginning in February 2013, all directors received a monthly stipend of $2,000.  Additionally, each director received $500 for each meeting physically attended.  Each outside director also received an annual bonus of $2,000.  Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the Executive Compensation Table above.  No director receives a salary as a director.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Lloyd T. Rochford	24,500	-	(1)	-	24,500
Stanley M. McCabe	24,500	-	(2)	-	24,500
David A. Fowler	22,500	-	(3)	-	22,500
Kelly Hoffman	22,500	-	(4)	-	22,500
Clayton E. Woodrum	24,500	-	(5)	-	24,500
Anthony B. Petrelli	24,500	-	(6)	-	24,500

(1)

Lloyd T. Rochford has 100,000 options to purchase Ring stock.

(2)

Stanley McCabe has 100,000 options to purchase Ring stock.

(3)

David A. Fowler has an aggregate of 525,000 options to purchase Ring stock.

(4)

Kelly Hoffman has an aggregate of 775,000 options to purchase Ring stock.

(5)

Clayton E. Woodrum has 100,000 options to purchase Ring stock.

(6)

Anthony B. Petrelli has 100,000 options to purchase Ring stock.

Report of Compensation Committee

As a smaller reporting company, we are not required to provide the information otherwise required herein.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, we are not required to provide the information otherwise required herein.

Item 12:

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,647,500	$4.01	2,327,500

Equity compensation plans not approved by security holders	-	-	-

Total	2,647,500	$4.01	2,327,500

The Plan was in existence with Stanford and was adopted by the Board of Directors on June 27, 2012, and assumed by the Company upon the acquisition of Stanford.  The Plan was subsequently approved by vote of a majority of shareholders on January 22, 2013.  Information regarding the material terms of this plans may be found in this Annual Report under Part II, Item 5.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 13, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group.  The mailing address for each of the persons indicated is our corporate headquarters.  The percentage ownership is based on 23,581,313 shares outstanding at March 13, 2014.

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

	Shares of Common Stock Beneficially Owned
Name	Number	Percent
Kelly Hoffman	204,546 (1)	1%

David A. Fowler	317,712 (2)	1%

Daniel D. Wilson	170,000 (3)	1%

William R. Broaddrick	100,000 (4)	*

Lloyd T. Rochford	2,334,667 (5)	10%

Stanley M. McCabe	2,311,502 (6)	10%

Anthony B. Petrelli	80,000 (7)	*

Clayton E. Woodrum	60,723 (8)	*

Robert S. Owens	-	*

All directors and executive officers as a group (9 persons)	5,579,150 (9)	24%

(1)

Includes 100,000 shares issuable upon the exercise of stock options that are currently exercisable and 100,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.

(2)

Includes 20,000 shares issuable upon the exercise of stock options that will be exercisable within 60 days.

(3)

Includes 60,000 shares issuable upon the exercise of stock options that will be exercisable within 60 days.

(4)

Includes 50,000 shares issuable upon the exercise of stock options that are currently exercisable.  Includes 37,500 shares held by Mr. McCabe’s spouse.

(5)

Includes 40,000 shares issuable upon the exercise of stock options that are currently exercisable.  Includes 2,220,000 shares held by a family trust controlled by Mr. Rochford.

(6)

Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable.  Also includes 1,646,502 shares held by a family trust controlled by Mr. McCabe.

(7)

Includes 40,000 shares issuable upon the exercise of stock options that are currently exercisable.

(8)

Includes 40,000 shares issuable upon the exercise of stock options that are currently exercisable.

(9)

Includes 310,000 shares issuable upon the exercise of stock options that are currently exercisable and 260,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.

*

Represents beneficial ownership of less than 1%

Item 13:

Certain Relationships and Related Transactions, and Director Independence

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company.  During the years ended December 31, 2013 and 2012, the Company paid $47,000 to this company.

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

Item 14:

Principal Accounting Fees and Services

The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) served as the Company’s independent auditors effective April 15, 2012.  On September 1, 2013, HBM resigned as the independent registered public accounting firm of Ring Energy, Inc. and entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM.  Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm for the fiscal year ended December 31, 2013.  The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees.  HBM billed the Company an aggregate of $17,000 and $40,000 for professional services rendered for reviews of the Company’s financial statements included in its Form 10-Q’s for the 1stand 2nd quarters of 2013, and the audit of the Company’s financial statements for the year ended December 31, 2012, respectively.  Eide Bailly billed the Company an aggregate of $53,500 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q for the 3rd quarter of 2013, and the audit of the Company’s financial statements for the year ended December 31, 2013.

Audit Related Fees.  HBM billed the Company $1,488 and $10,000 for the years ended December 31, 2013 and 2012, respectively, for services related to the Company’s filing of registration statements and the audit of the Kansas Property acquisition.  Eide Bailly billed the Company $32,860 for the year ended December 31, 2013, for services related to the Company’s filing of registration statements.

Tax Fees.  Eide Bailly billed the Company $7,500 for professional services rendered for tax compliance, tax advice and tax planning for  the years ended December 31, 2013 and 2012.

All Other Fees.  No other fees were billed by HBM or Eide Bailly to the Company during 2013 and 2012.

The Audit Committee of the Board of Directors has determined that the provision of services by Eide Bailly described above is compatible with maintaining Eide Bailly’s independence as the Company’s principal accountant.

PART IV

Item 15:

Exhibits, Financial Statement Schedules

(a)

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the year ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Supplemental Information on Oil and Gas Producing Activities

(b)

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with the F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13
10.15	Fourth Amendment to Loan Agreement with F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company.	8-K	001-36057	10.1	2/7/14
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Eide Bailly LLP
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By: /s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: March 20, 2014

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 20, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 20, 2014	Date: March 20, 2014

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 20, 2014	Date: March 20, 2014

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 20, 2014	Date: March 20, 2014

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ring Energy, Inc.

We have audited the accompanying balance sheet of Ring Energy, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013. Ring Energy’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EideBailly LLP

Salt Lake City, Utah

March 20, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Ring Energy, Inc.

We have audited the accompanying consolidated balance sheet of Ring Energy, Inc. and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy, Inc. and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 1, 2013

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31,	2013	2012
ASSETS
Current Assets
Cash	$52,350,583	$5,404,167
Accounts receivable	3,888,402	417,965
Prepaid expenses and retainers	66,051	60,398
Total Current Assets	56,305,036	5,882,530
Properties and Equipment
Oil and natural gas properties subject to amortization	58,040,724	23,051,904
Office equipment	257,911	175,106
Total Properties and Equipment	58,298,635	23,227,010
Accumulated depreciation, depletion and amortization	(2,880,253)	(596,162)
Net Properties and Equipment	55,418,382	22,630,848
Total Assets	111,723,418	28,513,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,229,490	$1,191,431
Other accrued liabilities	1,002,153	-
Total Current Liabilities	7,231,643	1,191,431
Noncurrent Liabilities
Deferred income taxes	703,651	625,950
Asset retirement obligation	1,182,410	496,286
Total Noncurrent Liabilities	1,886,061	1,122,236
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
23,576,313 shares and 14,166,011 shares outstanding, respectively	23,576	14,166
Additional paid-in capital	109,018,165	32,169,363
Accumulated deficit	(6,436,027)	(5,983,818)
Total Stockholders' Equity	102,605,714	26,199,711
Total Liabilities and Stockholders' Equity	$111,723,418	$28,513,378

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2013	2012

Oil and Gas Revenues	$10,315,701	$1,757,444

Costs and Operating Expenses
Oil and gas production costs	1,207,529	785,959
Oil and gas production taxes	476,964	82,995
Depreciation, depletion and amortization	2,284,091	506,786
Accretion expense	53,681	20,906
General and administrative expense	6,682,760	2,392,645

Total Costs and Operating Expenses	10,705,025	3,789,291

Other Income (Expense)
Gain on derivative put options	-	276,736
Interest income	24,706	4,309
Interest expense	(9,890)	(218,805)

Net Other Income	14,816	62,240

Loss Before Provision for Income Taxes	(374,508)	(1,969,607)

Provision for Income Taxes	(77,701)	300,324

Net Loss	$(452,209)	$(1,669,283)

Basic and Diluted Loss per Share	$(0.03)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
Successor	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	3,440,000	$3,440	$204,585	$(4,314,535)	$(4,106,510)
Share-based compensation	-	-	944,681	-	944,681
Common stock issued to purchase
Ring Energy, Inc.	6,579,808	6,580	13,525,180	-	13,531,760
Common stock issued for cash	3,148,425	3,148	13,005,914	-	13,009,062
Common stock issued in property acquisitions	997,778	998	4,489,003	-	4,490,001
Net loss	-	-	-	(1,669,283)	(1,669,283)
Balance, December 31, 2012	14,166,011	$14,166	$32,169,363	$(5,983,818)	$26,199,711
Share-based compensation	-	-	3,489,022	-	3,489,022
Common stock issued for cash	9,378,580	9,378	73,192,312	-	73,201,690
Common stock issued for services	10,000	10	99,990	-	100,000
Options exercised (cashless exercise)	6,722	7	(7)	-	-
Options exercised	15,000	15	67,485	-	67,500
Net loss	-	-	-	(452,209)	(452,209)
Balance, December 31, 2013	23,576,313	$23,576	$109,018,165	$(6,436,027)	$102,605,714

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2013	2012
Cash Flows From Operating Activities
Net loss	$(452,209)	$(1,669,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	2,284,091	506,786
Accretion expense	53,681	20,906
Share-based compensation	3,489,022	944,681
Stock issued as finders fee	100,000	-
Gain on derivative put options	-	(276,736)
Provision for income taxes	77,701	(300,324)
Changes in assets and liabilities:
Accounts receivable	(3,470,437)	(326,943)
Prepaid expenses	(5,653)	87,845
Accounts payable	6,040,212	1,081,217
Accrued compensation	-	(100,000)
Net Cash Provided by (used in) Operating Activities	8,116,408	(31,851)
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(5,192,441)	(3,684,674)
Payments to develop oil and natural gas properties	(29,103,392)	(6,532,898)
Purchase of office equipment	(82,805)	(159,977)
Plugging and abandonment cost incurred	(60,544)	-
Net Cash Used in Investing Activities	(34,439,182)	(10,377,549)
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	-	1,150,000
Proceeds from issuance of common stock	73,201,690	13,009,062
Proceeds from option exercise	67,500	-
Proceeds from issuance of common stock to
Ring Energy, Inc. shareholders	-	10,887,561
Principal payments on revolving line of credit	-	(9,244,428)
Net Cash Provided by Financing Activities	73,269,190	15,802,195
Net Increase in Cash	46,946,416	5,392,795
Cash at Beginning of Period	5,404,167	11,372
Cash at End of Period	$52,350,583	$5,404,167
Supplemental Cash Flow Information
Cash paid for interest	$9,890	$221,927
Noncash Investing and Financing Activities
Oil and gas properties acquired	$-	$9,689,488
Deferred tax liability assumed (net)	-	(1,362,665)
Asset retirement obligation assumed	-	(152,148)
Revision of asset retirement obligation estimate	211,691	-
Asset retirement obligation incurred during development	481,296	(14,214)
Payments with Ring Energy, Inc. shares	-	(4,490,001)

Issuance of common stock to Ring Energy, Inc. shareholders	$-	$13,531,760
Accounts payable assumed	-	9,893
Less: Tax benefit	-	(436,391)
Less: Elimination of note payable to Ring Energy, Inc.	-	(2,003,122)
Less: Prepaid expenses acquired	-	(26,942)
Less: Property and equipment acquired	-	(187,637)
Proceeds from issuance of common stock to
Ring Energy, Inc. shareholders	$-	$10,887,561

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.  The Company has cash in excess of federally insured limits of $52,100,583 at December 31, 2013.  The Company places its cash with a high credit quality financial institution.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013	2012

Depletion	$2,223,477	$474,056
Depletion rate, per barrel-of-oil-equivalent (BOE)	$20.27	$21.94

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

Depreciation expense was $60,574 and $35,369 for the years ended December 31, 2013 and 2012, respectively.

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

Major Customers – During the year ended December 31, 2013, sales to one customer represented 97% of total sales, respectively.  At December 31, 2013, this one customer made up 99% of accounts receivable.   During the year ended December 31, 2012, sales to three customers represented 50% 25% and 23% of total sales, respectively.  At December 31, 2012, one of these customers made up 94% of accounts receivable.  The loss of this customer would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

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

Stock-based employee compensation incurred for the years ended December 31, 2013 and 2012 was $3,489,022 and $944,681, respectively.

Recently Adopted Accounting Pronouncement – In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), and in January 2013 issued Accounting Standards Update 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). These updates require disclosures about the nature of an entity’s rights of offset and related arrangements associated with its recognized derivatives contracts. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The implementation of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s financial position or results of operations.

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the years ended December 31,	2013	2012
Net Loss	$(452,209)	$(1,669,283)
Basic and Diluted Weighted-Average Shares Outstanding	16,376911	8,073,176
Basic and Diluted Loss per Share	$(0.03)	$(0.21)

Stock options to purchase 2,647,500 and 1,125,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the year ended December 31, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

NOTE 3 – OIL AND GAS PROPERTIES

On October 16, 2013, Ring Energy, Inc. (“Ring”) entered into a Joint Development Agreement (the “Agreement”), effective immediately, with Torchlight Energy Resources, Inc. (“Torchlight”), to develop Ring’s existing Kansas leasehold, consisting of approximately 17,000 acres in Gray, Haskell and Finney counties.

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

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	As of	As of
	December 31,	December 31,
	2013	2012
Proved oil and natural gas properties	$58,040,724	$23,051,904
Office equipment	257,911	175,106
Total capitalized costs	58,298,635	23,227,010
Accumulated depletion, depreciation and amortization	(2,880,253)	(596,162)

Net Capitalized Costs	$55,418,382	$22,630,848

Net Costs Incurred in Oil and Gas Producing Activities

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2013	2012
Acquisition of proved properties	$5,192,441	$9,873,128
Development costs	29,796,379	6,581,343

Total Net Costs Incurred	$34,988,820	$16,454,471

NOTE 5 – NOTES PAYABLE

Notes Payable – In May 2012, May 2013, August 2013 and October 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of December 31, 2013, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit. The credit agreement includes a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%. The maturity date on the note was extended to April 10, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2012 and 2013 is as follows:

Balance, December 31, 2011	$274,788
Liabilities incurred	200,593
Accretion expense	20,906
Balance, December 31, 2012	$496,286
Liabilities incurred	481,296
Revision of estimate	211,691
Liabilities settled	(60,544)
Accretion expense	53,681
Balance, December 31, 2013	$1,182,410

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share and 50,000,000 shares of Preferred Stock.

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

Common Stock Issued in Private Offering – In January 2013, the Company issued 100,000 shares of common stock, valued at $450,000, or $4.50 per share, in a private placement.  There were no related offering costs.

In June 2013, the Company issued 3,528,580 shares of common stock, valued at $19,407,190, or $5.50 per share, in a private placement.  Proceeds from the offering totaled $18,522,657, net of offering costs and expenses paid of $884,533.

Common Stock Issued in Public Offering – In December 2013, the Company issued 5,750,000 shares of common stock, valued at $57,500,000, or $10.00 per share, in a public offering.  Proceeds from the offering totaled $54,229,033, net of underwriters fees, offering costs and expenses paid totaling $3,270,967.

Common Stock Issued for Services – In October 2013, the Company issued 10,000 shares of common stock, valued at $100,000, or $10.00 per share, as compensation for services provided.

Common Stock Issued as a Result of Option Exercises – In January 2013, the Company issued 6,722 shares of common stock as the result of the cashless exercise of 10,000 stock options with an exercise price of $2.00.  The Company withheld 3,278 shares, valued at $20,000 or $6.10 per share, as the exercise price.

In December 2013, the Company issued 15,000 shares of common stock as the result of an option exercise.  The options had an exercise price of $4.50 per share.  The company received the $67,500 exercise price.

NOTE 8 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders.  There are 2,327,500 shares eligible for grant, either as options or as restricted stock, at December 31, 2013.

Employee Stock Options – Following is a table reflecting the issuances during 2012 and 2013 and their related exercise prices:

Grant date	# of options	Exercise price
July 1, 2012	75,000	$4.50
September 1, 2012	50,000	4.50
October 1, 2012	40,000	4.50

January 1, 2013	1,400,000	4.50
March 15, 2013	150,000	5.50
June 25, 2013	35,000	7.50
December 16, 2013	100,000	$10.00

	1,850,000

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.  A summary of the status of the stock options as of December 31, 2013 and changes during the years ended December 31, 2013 and 2012 is as follows:

	2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,125,000	$2.37	1,125,000	$2.00
Issued	1,685,000	4.98	165,000	4.50
Forfeited	(137,500)	2.55	(165,000)	2.00
Exercised	(25,000)	3.50	-	-

Outstanding at end of year	2,647,500	$4.01	1,125,000	$2.37

Exercisable at end of year	662,500	$3.13	200,000	$2.00

Weighted average fair value of
options granted during the year		$4.35		$4.26

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock.We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted through December 31, 2013 and 2012. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.  The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2013 and 2012:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

July 1, 2012	0.67%	6.5	-	158%
September 1, 2012	0.80%	6.5	-	153%
October 1, 2012	0.25%	5.75	-	147%

January 1, 2013	0.76%	6.5	-	138%
February 13, 2013	0.92%	6.5	-	137%
March 15, 2013	0.84%	6.5	-	132%
June 25, 2013	1.49%	6.5	-	128%
December 16, 2013	1.55%	6.5	-	119%

As of December 31, 2013, there was approximately $5,250,009 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.6 years.  The aggregate intrinsic value of options vested and expected to vest at December 31, 2013 was $20,359,425.  The aggregate intrinsic value of options exercisable at December 31, 2013 was $3,890,000.  The year end intrinsic values are based on a December 31, 2013 closing price of $12.20.

During 2013, a total of 25,000 options were exercised.  The aggregate intrinsic value of the options exercised was $149,000.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2013:

	Options Outstanding
Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
2.00	842,500	7.92	362,500
4.50	1,520,000	8.96	300,000
5.50	150,000	9.29	-
7.50	35,000	9.48	-
10.00	100,000	9.96	-

-	2,647,500	8.69	662,500

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes.  Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2013 or 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

The company is leasing office space from Arenaco, LLC, a company that is owned by two of stockholders’ of the company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company.  During the years ended December 31, 2013 and 2012, the Company paid $47,000 to this company.

The Company entered into a promissory note for $1,000,000 in January 2012 to cover $850,000 in advances from Ring Energy, Inc. to Stanford Energy, Inc. in 2011 and $150,000 in advances made during early 2012.  This was settled as part of the merger.

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

Operating leases – The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2013.  The leases pertain to approximately 3,700 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas.  The Company incurred lease expense of $141,593 and $208,091 for the years ended December 31, 2013 and 2012, respectively.  The following table reflects the future minimum lease payments under the operating lease as of December 31, 2013.

Year	Lease Obligation

2014	$133,515
2015	143,475
2016	73,185
2017	55,935

$406,110

NOTE 11 – INCOME TAXES

For the year ended December 31, 2013 and 2012, the Company calculated a net tax benefit of $516,531 and $300,324, respectively.  The benefit from income taxes consisted of the following:

Provision for Income Taxes	2013	2012
Deferred	$77,701	$(707,270)
Effect of offset from Kansas property acquisition	-	406,946
	$77,701	$(300,324)

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2013	2012
Tax at federal statutory rate (34%)	$(127,333)	$(669,666)
Non-deductible expenses	4,450	1,098
True-up prior return	213,431	406,946
States taxes, net of Federal benefit	17,864	(93,950)
Effect of tax rates lower than statutory rate	5,017	55,248
	$77,701	$(300,324)

As of December 31, 2013, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $17.8 million which, if unused, will expire in 2033.

The net deferred tax liability consisted of the following at December 31, 2013 and 2012:

Deferred Taxes:	2013	2012
Deferred tax liabilities
Property and equipment	$9,009,106	$3,094,811

Deferred tax assets
Stock-based compensation	1,682,601	386,541
Operating loss and IDC carryforwards	6,622,853	2,082,319
Deferred tax assets	8,305,439	2,468,860
Net deferred income tax liability	$703,651	$625,951

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

NOTE 12 – SUBSEQUENT EVENTS

On February 3, 2014 the Company received the second payment from Torchlight regarding the joint development agreement on the Kansas acreage.  The payment was $2,089,801, bringing the amount received from Torchlight to $3,089,801 or one half of the total to be received from Torchlight per the joint development agreement.

On February 6, 2014, the Company’s resale registration statement on Form S-1 in connection with the offering by certain selling stockholders named therein of up to 3,528,580 outstanding shares of common stock (the “Resale Shares”) became effective. Pursuant to the registration statement, such selling stockholders may sell all or a portion of these shares from time to time in market transactions through any market on which the common stock is then traded, in negotiated transactions or otherwise, and at prices and on terms that will be determined by the then prevailing market price or at negotiated prices directly or through a broker or brokers, who may act as agents or as principals or by a combination of such methods of sale. The selling stockholders will receive all proceeds from such sales of the Resale Shares, and the Company will not receive any proceeds from the sale of any Resale Shares sold by the selling stockholders.

On February 27, 2014 the Company completed the Acquisition, in which it acquired certain assets pursuant to its previously announced Purchase and Sale Agreement, for a purchase price of approximately $6.45 million in cash. The assets acquired by the Company pursuant to the Purchase Agreement consist of approximately 2,481 gross (1,5767 net) acres, located in Andrews and Gaines Counties, in the Permian Basin of Texas. The acreage, comprised of 92 separate leases, includes both “developed” and “undeveloped” parcels and is in close proximity to the Company’s existing Permian Basin assets. The “developed” area is comprised of approximately 907 net acres with current net production of 42 BOEs (Barrel of Oil Equivalent) per day from the San Andres and Glorieta formations and is over 92% oil. The “undeveloped” area is comprised of approximately 660 net acres.

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

For the years ended December 31,	2013	2012
Oil and gas sales	$10,315,701	$1,757,444
Production costs	(1,207,529)	(785,959)
Production taxes	(476,964)	(82,995)
Depreciation, depletion, amortization and accretion	(2,337,772)	(527,692)
General and administrative (exclusive of corporate overhead)	(646,625)	(322,821)
Results of Oil and Gas Producing Operations	$5,646,811	$37,977

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

For the Year Ended December 31,	2013		2012
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	3,646,743	1,733,780	2,493,560	1,749,100
Purchases of minerals in place	934,716	208,013	780,669	430,800
Improved recovery and extensions	2,676,934	595,729	149,149	30,250
Sale of minerals in place	(16,100)	-	-	-
Production	(109,673)	(36,047)	(20,531)	(6,480)
Revision of previous estimate	(276,965)	(14,433)	243,896	(469,890)

End of year	6,855,655	2,487,042	3,646,743	1,733,780

Proved Developed at end of year	1,941,367	630,751	364,110	63,840

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

December 31,	2013	2012
Future cash flows	$648,958,812	$331,489,046
Future production costs	(165,478,373)	(73,667,753)
Future development costs	(98,287,766)	(66,835,270)
Future income taxes	(125,104,471)	(62,412,466)
Future net cash flows	260,088,202	128,573,357
10% annual discount for estimated timing of cash flows	(126,140,275)	(57,215,111)

Standardized Measure of Discounted Cash Flows	$133,947,927	$71,358,446

2013		2012
Beginning of the year	$71,358,446	$60,755,575
Purchase of minerals in place	24,631,148	19,027,746
Extensions, discoveries and improved recovery, less related costs	72,635,671	6,279,507
Development costs incurred during the year	29,103,392	6,532,898
Sales of oil and gas produced, net of production costs	(994,793)	(972,881)
Sales of minerals in place	(1,039,031)	-
Accretion of discount	8,568,497	6,524,980
Net changes in price and production costs	5,568,442	(8,004,160)
Net change in estimated future development costs	(6,499,395)	(2,968,626)
Revision of previous quantity estimates	(10,313,017)	6,364,907
Revision of estimated timing of cash flows	(29,859,746)	(19,303,858)
Net change in income taxes	(29,211,687)	(2,877,642)

End of the Year	$133,947,927	$71,358,446