Form 10-Q
period 2014-03-31
RING ENERGY, INC.
filed 2014-05-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36057

RING ENERGY, INC.
(Exact Name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 N. Loraine Street, Suite 1245, Midland TX 79701
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	X . (Do not check if a smaller reporting company)	Smaller reporting company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes      . No  X .

The registrant has one class of common stock of which 23,645,306 shares were outstanding at May 6, 2014.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2014

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2013. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

•

competition in the oil and natural gas industry; and

•

the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$37,732,846	$52,350,583
Accounts receivable	2,881,127	3,888,402
Prepaid expenses and retainers	47,213	66,051
Total Current Assets	40,661,186	56,305,036
Properties and Equipment
Oil and natural gas properties subject to amortization	80,615,298	58,040,724
Office equipment	381,762	257,911
Total Properties and Equipment	80,997,060	58,298,635
Accumulated depreciation, depletion and amortization	(4,410,449)	(2,880,253)
Net Properties and Equipment	76,586,611	55,418,382
Total Assets	$117,247,797	$111,723,418

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities
Accounts payable	$7,346,378	$6,229,490
Other accrued liabilities	2,323,456	1,002,153
Total Current Liabilities	9,669,834	7,231,643
Noncurrent Liabilities
Deferred income taxes	1,387,087	703,651
Asset retirement obligations	1,801,224	1,182,410
Total Noncurrent Liabilities	3,188,311	1,886,061
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 23,601,674 shares and 23,576,313 shares outstanding, respectively	23,601	23,576
Additional paid-in capital	109,638,389	109,018,165
Accumulated deficit	(5,272,338)	(6,436,027)
Total Stockholders' Equity (Deficit)	104,389,652	102,605,714
Total Liabilities and Stockholders' Equity (Deficit)	$117,247,797	$111,723,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2014	2013

Oil and Gas Revenues	$5,970,452	$1,151,957

Costs and Operating Expenses
Oil and gas production costs	771,100	141,255
Oil and gas production taxes	275,961	53,217
Depreciation, depletion and amortization	1,530,196	343,608
Accretion expense	24,382	11,453
General and administrative expense	1,564,461	1,567,704

Total Costs and Operating Expenses	4,166,100	2,117,237

Other Income
Interest income	42,773	-

Net Other Expense	42,773	-

Income (loss) before tax provision	$1,847,125	$(965,280)

Income tax provision	(683,436)	-

Net income (loss)	$1,163,689	$(965,280)

Basic Earnings (Loss) per Share	$0.05	$(0.07)
Diluted Earnings (Loss) per Share	$0.05	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$1,163,689	$(965,280)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	1,530,196	343,608
Accretion expense	24,382	11,453
Share-based compensation	659,468	815,763
Provision for income taxes	683,436	-
Changes in assets and liabilities:
Accounts receivable	1,007,275	(66,356)
Prepaid expenses	18,838	(2,635)
Accounts payable	2,438,191	(509,975)
Net Cash Provided by (Used in) Operating Activities	7,525,475	(373,422)
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(8,121,630)	(114,074)
Payments to develop oil and natural gas properties	(13,858,512)	(1,368,992)
Purchase of equipment and vehicles	(123,851)	-
Net Cash Used in Investing Activities	(22,103,993)	(1,483,066)
Cash Flows From Financing Activities
Proceeds from option exercise	22,500	-
Payment of offering costs	(61,719)	-
Proceeds from issuance of common stock	-	450,000
Net Cash Provided by (Used in) Financing Activities	(39,219)	450,000
Net Increase (Decrease) in Cash	(14,617,737)	(1,406,488)
Cash at Beginning of Period	52,350,583	5,404,167
Cash at End of Period	$37,732,846	$3,997,679
Noncash Investing and Financing Activities
Revision of asset retirement obligation estimate	$-	$211,691
Asset retirement obligation acquired	294,772	-
Asset retirement obligation incurred during development	299,660	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed consolidated financial statements prepared by Ring Energy, Inc. and its subsidiary (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2014. During the three months ended March 31, 2014, sales to one customer represented 90% of the Company’s oil and gas revenues. At March 31, 2014, this customer made up 90% of the Company’s accounts receivable.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2014, was $1,530,196, based on depletion at the rate of $23.07 per barrel of oil equivalent compared to $343,608 for the three months ended March 31, 2013, based on depletion at the rate of $21.84 per barrel of oil equivalent. These amounts include $21,686 and $11,504, respectively, of depreciation for the three months ended March 31, 2014 and 2013, respectively.

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

Basic and Diluted Earnings (Loss) per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive. The dilutive effect of stock options and other share-based compensation is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2014	2013
Net Income (Loss)	$1,163,689	$(965,280)
Basic Weighted-Average Shares Outstanding	23,581,357	14,229,166
Effect of dilutive securities:
Stock options	1,123,295	-
Diluted Weighted-Average Shares Outstanding	24,704,652	14,229,166
Basic Earnings (Loss) per Share	$0.05	$(0.07)
Diluted Earnings (Loss) per Share	$0.05	$(0.07)

Stock options to purchase 100,000 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2014, as their effect would have been anti-dilutive. Stock options to purchase 1,600,000 shares of common stock were excluded from the computation of diluted loss per share during the three months ended March 31, 2013, as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITIONS

In February 2014, Ring acquired additional proved developed and undeveloped oil and natural gas reserves (the “RAW Properties”) located in the Permian Basin, Andrews County, Texas. The RAW Properties consist of varied working interests (81% to 93%) and net revenue interests (61% to 70%) in eleven producing leases which included 907 net acres. The transaction also included 660 net acres of non-producing leasehold. Consideration given consisted of cash payments totaling $6,510,791. The Company incurred $20,003 in acquisition-related costs, which were recognized in general and administrative expense during the three months ended March 31, 2014.

The acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of February 27, 2014, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. The estimated fair value of RAW Properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Proved oil and natural gas properties	$6,805,563
Asset retirement obligations	(294,772)
Total Identifiable Net Assets	$6,510,791

NOTE 4 – REVOLVING LINE OF CREDIT

In August and October 2013, the Company extended a credit agreement with a bank that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of March 31, 2014, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit. The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.25%. The maturity date on the note was extended to October 30, 2015.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred upon each of the acquisitions or at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates, which rates were 7.09% per annum. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2013	$1,182,410
Liabilities acquired	294,772
Liabilities incurred	299,660
Accretion expense	24,382
Balance, March 31, 2014	$1,801,224

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise – In January 2014, the Company issued 5,000 shares of common stock as the result of an option exercise. The Company received the exercise price of $4.50 per share for an aggregate amount of $22,500.

Also, in January 2014, the Company issued 20,361 shares of common stock as the result of the cashless exercise of 20,000 stock options with an exercise price of $2.00 and 5,000 stock options with an exercise price of $5.50. The Company withheld 4,639 shares, valued at $67,500 or $14.55 per share.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three months ended March 31, 2014, was $659,468 as compared to $815,763 for the three months ended March 31, 2013. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2014, there were 2,327,500 shares remaining eligible for issuance under the plan.

A summary of the stock option activity as of March 31, 2014, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2013	2,647,500	$4.01
Exercised	(30,000)	3.00
Outstanding, March 31, 2014	2,617,500	$4.02	8.3 Years	$29,420,550
Exercisable, March 31, 2014	670,500	$3.27	6.0 Years	$-

The intrinsic value was calculated using the closing price on March 31, 2014 of $15.26. As of March 31, 2014, there was approximately $4,590,451 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.5 years. The total intrinsic value of options exercised during the three months ended March 31, 2014, was $341,700.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

On May 7, 2014, the Company amended a credit agreement with Prosperity Bank, successor by merger to The F&M Bank and Trust Company; that provides for a revolving line of credit with a borrowing base increased to $25 million for borrowings and letters of credit effective May 1, 2014. All other terms and conditions of the credit facility remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our interim unaudited financial statements and accompanying notes to these financial statements.

Results of Operations – For the Three Months Ended March 31, 2014 and 2013

Oil and natural gas sales. For the three months ended March 31, 2014, oil and natural gas sales revenue increased $4,818,495 to $5,970,452, compared to $1,151,957 for the same period during 2013. Oil sales increased $4,791,798 and natural gas sales increased $26,697. The increases were the result of higher production, which occurred primarily as a result of our ongoing drilling program. For the three months ended March 31, 2014, oil sales volume increased 49,698 barrels to 63,944 barrels, compared to 14,245 barrels for the same period in 2013. The average realized per barrel oil price increased 16% from $79.79 for the three months ended March 31, 2013, to $92.71 for the three months ended March 31, 2014. For the three months ended March 31, 2014, gas sales volume increased 2,860 thousand cubic feet (MCF) to 8,617 MCF, compared to 5,757 MCF for the same period in 2013. The average realized natural gas price per MCF increased 83% from $2.67 for the three months ended March 31, 2013, to $4.88 for the three months ended March 31, 2014.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $141,255 or $9.29 per barrel of oil equivalent (BOE) for the three months ended March 31, 2013, to $771,100 or $11.79 per BOE for the three months ended March 31, 2014. In total, lease operating expenses increased as a result of drilling additional wells.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2013, and remained steady at 5% for the three months ended March 31, 2014. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,186,588 to $1,530,196 for the three months ended March 31, 2014, compared to $343,608 during the same period in 2013. The increase was the result of higher production volumes.

General and administrative expenses. General and administrative expenses were $1,564,461 for the three months ended March 31, 2014, as compared to $1,567,704 for the three months ended March 31, 2013. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase.

Net income. For the three months ended March 31, 2014, there was net income of $1,163,689, as compared to a net loss of $965,280 for the three months ended March 31, 2013. The primary reason for this change was increased revenues from increased production.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2014, the Company had cash on hand of $37,732,846, compared to $52,350,583 as of December 31, 2013. The Company had net cash from operating activities for the three months ended March 31, 2014, of $7,525,475, compared to negative cash from operating activities of $373,422 for the same period of 2013. The most significant cash outflows during the three months ended March 31, 2014 and 2013, were capital expenditures of $22,103,993 and $1,483,066, respectively.

In August and October 2013, the Company extended its credit agreement with The F&M Bank & Trust Company that provides for a revolving line of credit of up to $10 million for borrowings and letters of credit. As of March 31, 2014, no amounts were outstanding and $9,855,000 was available to be drawn on the line of credit. The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.25%. The maturity date on the note was extended to October 30, 2015.

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

Disclosure of Contractual Obligations

The following table reflects the contractual obligations over the periods shown as of December 31, 2013.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$423,310	$145,665	$220,710	$55,935	$-

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

Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as “hazardous waste.” From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, operations on our properties may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its revolving credit facility, which bears variable interest based upon a prime rate. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under its bank credit facility. If we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.

Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2014, ranged from a low of $87.62 per barrel to a high of $95.90 per barrel. Natural gas prices we received during the same period ranged from a low of $3.17 per Mcf to a high of $8.24 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and Ring’s ability to borrow and raise additional capital. The amount the Company can borrow under its bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Ring currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $3.9 million at December 31, 2013). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2014, sales to one customer, HollyFrontier Refining and Marketing (“Holly Frontier”) represented 90% of oil and gas revenues. For the three month period ended March 31, 2014, HollyFrontier represented 90% of our accounts receivable.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars; hence, Ring is not exposed to foreign currency exchange rate risk on these sales.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Kelly W. Hoffman, our principal executive officer, and William R. Broaddrick, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Mssrs. Hoffman and Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this filing were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During the three month period ended March 31, 2014, we added additional personnel to our accounting staff and contracted with an external accounting firm in order to further segregate duties and allow for additional levels of review to the financial statement preparation process.

Part II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On December 11, 2013, the Company closed an underwritten public offering of 5,000,000 shares of its common stock, as well as the exercise of the full over-allotment option by the underwriters of an additional 750,000 shares of its common stock, pursuant to a prospectus filed as part of an effective registration statement on Form S-1 (Registration No. 333-191482), as amended (effective as of December 5, 2013). The shares were sold at the public offering price of $10.00 per share.

The gross proceeds from the offering were $57.5 million, and the Company net proceeds from the offering were $54.2 million, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million. The $3.3 million in offering costs included $2.9 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs. No amounts were paid, directly or indirectly, to any director, officer or 10% owner. Of the net proceeds, $3.5 million was used to pay down the outstanding amount on our credit facility and approximately $9.6 million was used for acquisitions and leasing and approximately $13.9 million was used for development of existing properties.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with The F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with The F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with The F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13
10.15	Fourth Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.17	First Amendment to First Amended and Restated Revolver Loan Agreement dated May 1, 2014, with Prosperity Bank, successor by merger to The F&M Bank & Trust Company					X
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 7, 2014

By: /s/ Kelly W. Hoffman

Kelly W. Hoffman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: May 7, 2014

By: /s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

(Principal Financial and Accounting Officer)