Form 10-Q
period 2014-06-30
RING ENERGY, INC.
filed 2014-08-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X ..

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

      ..

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

Yes      . No  X .

The registrant has one class of common stock of which 25,711,218 shares were outstanding at August 7, 2014.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2014

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$45,535,352	$52,350,583
Accounts receivable	4,780,627	3,888,402
Prepaid expenses and retainers	259,096	66,051
Total Current Assets	50,575,075	56,305,036
Properties and Equipment
Oil and natural gas properties subject to amortization	107,371,894	58,040,724
Office equipment	497,121	257,911
Total Properties and Equipment	107,869,015	58,298,635
Accumulated depreciation, depletion and amortization	(7,888,265)	(2,880,253)
Net Properties and Equipment	99,980,750	55,418,382
Total Assets	$150,555,825	$111,723,418

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current Liabilities
Accounts payable	$7,944,774	$6,229,490
Other accrued liabilities	709,566	1,002,153
Total Current Liabilities	8,654,340	7,231,643
Noncurrent Liabilities
Deferred income taxes	3,044,298	703,651
Asset retirement obligations	2,276,845	1,182,410
Total Noncurrent Liabilities	5,321,143	1,886,061
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
25,645,614 shares and 23,576,313 shares outstanding, respectively	25,646	23,576
Additional paid-in capital	139,005,296	109,018,165
Accumulated deficit	(2,450,600)	(6,436,027)
Total Stockholders' Equity	136,580,342	102,605,714
Total Liabilities and Stockholders' Equity	$150,555,825	$111,723,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Oil and Gas Revenues	$11,204,238	$1,291,579	$17,174,690	$2,443,536

Costs and Operating Expenses
Oil and gas production costs	1,077,878	214,468	1,848,978	355,723
Oil and gas production taxes	517,052	59,459	793,013	112,676
Depreciation, depletion and amortization	3,477,816	396,662	5,008,012	740,270
Accretion expense	37,312	11,824	61,694	23,277
General and administrative expense	1,634,807	1,499,559	3,199,268	3,067,263

Total Costs and Operating Expenses	6,744,865	2,181,972	10,910,965	4,299,209

Other Income
Interest income	19,576	-	62,349	-

Net Other Income	19,576	-	62,349	-

Income (loss) before tax provision	4,478,949	(890,393)	6,326,074	(1,855,673)

Income tax provision	(1,657,211)	-	(2,340,647)	-

Net Income (Loss)	$2,821,738	$(890,393)	$3,985,427	$(1,855,673)

Basic Earnings (Loss) per Share	$0.12	$(0.06)	$0.17	$(0.13)
Diluted Earnings (Loss) per Share	$0.11	$(0.06)	$0.16	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$3,985,427	$(1,855,673)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	5,008,012	740,270
Accretion expense	61,694	23,277
Share-based compensation	1,299,569	1,701,721
Provision for income taxes	2,340,647	-
Changes in assets and liabilities:
Accounts receivable	(892,225)	(45,956)
Prepaid expenses	(193,045)	(32,795)
Accounts payable	1,422,697	839,621
Net Cash Provided by Operating Activities	13,032,776	1,370,465
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(10,974,396)	(1,751,342)
Payments to develop oil and natural gas properties	(37,324,033)	(5,524,201)
Purchase of office equipment	(239,210)	(54,441)
Net Cash Used in Investing Activities	(48,537,639)	(7,329,984)
Cash Flows From Financing Activities
Proceeds from option exercise	22,500	-
Proceeds from issuance of common stock	28,667,132	18,987,272
Net Cash Provided by Financing Activities	28,689,632	18,987,272
Net Increase (Decrease) in Cash	(6,815,231)	13,027,753
Cash at Beginning of Period	52,350,583	5,404,167
Cash at End of Period	$45,535,352	$18,431,920
Noncash Investing and Financing Activities
Revision of asset retirement obligation estimate	$-	$211,691
Asset retirement obligation acquired	294,772	-
Asset retirement obligation incurred during development	737,969	67,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed consolidated financial statements prepared by Ring Energy, Inc. and its subsidiary (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2014. During the six months ended June 30, 2014, sales to two customers represented 86% and 11%, respectively, of the Company’s oil and gas revenues. At June 30, 2014, these customers made up 78% and 12%, respectively, of the Company’s accounts receivable.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of the Company’s costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2014, was $3,477,816 and $5,008,012, based on depletion at the rate of $26.80 per barrel of oil equivalent compared to $396,662 and 740,270, respectively, for the three and six months ended June 30, 2013, based on depletion at the rate of $23.33 per barrel of oil equivalent. These amounts include $25,741 and $47,427, respectively, of depreciation for the three and six months ended June 30, 2014 compared to $13,902 and $25,406 of depreciation for the three and six months ended June 30, 2013, respectively.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors, officers and employees, which are described more fully in Note 6. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. Accordingly, we expect to adopt this standard in the first quarter of 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We are currently evaluating the impact of this new pronouncement on our financial statements.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$2,821,738	$(890,393)	$3,985,427	$(1,855,673)
Basic Weighted-Average Shares Outstanding	23,907,651	14,350,284	23,745,406	14,290,060
Effect of dilutive securities:
Stock options	1,244,281	-	1,180,682	-
Diluted Weighted-Average Shares Outstanding	25,151,932	14,350,284	24,926,088	14,290,060
Basic Earnings (Loss) per Share	$0.12	$(0.06)	$0.17	$(0.13)
Diluted Earnings (Loss) per Share	$0.11	$(0.06)	$0.16	$(0.13)

Stock options to purchase 5,000 and 105,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2014, as their effect would have been anti-dilutive. Stock options to purchase 2,562,500 shares of common stock were excluded from the computation of diluted loss per share during both the three and six months ended June 30, 2013 as their effect would have been anti-dilutive.

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

Subsequent to the initial acquisition, Ring spent $1,914,386 to acquire or lease additional interests in the acreage, including deeper lease rights and acquire an additional 397 net acres.

NOTE 4 – REVOLVING LINE OF CREDIT

In May 2014, the Company amended a credit agreement with Prosperity Bank, successor by merger to The F&M Bank and Trust Company; whereby the borrowing base increased to $25 million for borrowings and letters of credit effective May 1, 2014. As of June 30, 2014, no amounts were outstanding under this credit facility. The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.25%. The maturity date on the note was extended to October 30, 2015.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred upon each of the acquisitions or at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates, which rates ranged from 4.65% to 7.09% per annum. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2013	$1,182,410
Liabilities acquired	294,772
Liabilities incurred	737,969
Accretion expense	61,694
Balance, June 30, 2014	$2,276,845

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

In April 2014, the Company issued 43,632 shares of common stock as the result of the cashless exercise of 42,500 stock options with an exercise price of $2.00 and 10,000 stock options with an exercise price of $4.50. The Company withheld 8,868 shares, valued at $130,000 or $14.66 per share.

In June 2014, the Company issued 307 shares of common stock as the result of the cashless exercise of 500 stock options with an exercise price of $7.50. The Company withheld 193 shares, valued at $3,750 or $19.39 per share.

In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. Offering costs totaled $1,332,884. The Company has filed a registration statement with the SEC to register such shares.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2014, was $640,101 and $1,299,569, respectively, as compared to $885,958 and $1,701,721, respectively, for the three and six months ended June 30, 2013. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2014, there were 2,384,500 shares remaining eligible for issuance under the plan.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the six months ended June 30, 2014 and 2013:

	2014	2013
Expected volatility	114%	128% - 138%
Weighted-average volatility	114%	137%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.58%	0.76% - 1.49%

A summary of the stock option activity as of June 30, 2014, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2013	2,647,500	$4.01
Granted	5,000	16.99
Forfeited	(62,000)	4.60
Exercised	(83,000)	3.00
Outstanding, June 30, 2014	2,507,500	$4.06	8.2 Years	$33,602,125
Exercisable, June 30, 2014	621,500	$3.36	8.0 Years	-

The intrinsic value was calculated using the closing price on June 30, 2014 of $17.45. As of June 30, 2014, there was approximately $4,018,052 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.4 years. The total intrinsic value of options exercised during the six months ended June 30, 2014, was $987,295.

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

NOTE 9 – SUBSEQUENT EVENTS

In July 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”) (the “Credit Facility”). The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $150 million. The Credit Facility matures on July 1, 2019, and is secured by substantially all of the Company’s assets.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The initial borrowing base under the Credit Facility is $40 million (the “Borrowing Base”). The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The Borrowing Base will be redetermined (i) quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2014 through October 1, 2015, and (ii) semi-annually on each October 1 and April 1 beginning on April 1, 2016. In addition, the Company may elect to cause the Borrowing Base to be redetermined one time during each of the following periods (i) between the October 1, 2014 and April 1, 2015 redeterminations, (ii) between the April 1, 2015 and October 1, 2015 redeterminations and (iii) starting with the October 1, 2015 redetermination, during any six month period between redeterminations. The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility). The interest rate on each Eurodollar Loan will be the adjusted LIBO rate for the applicable interest period plus a margin between 1.75% and 5.00% (depending on the then-current level of borrowing base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBO rate determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 6.00% (depending on the then-current level of borrowing base usage).

The credit facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.

In connection with the closing of the Credit Facility, the Company terminated its credit facility with The F&M Bank & Trust Company, predecessor-in-interest to Prosperity Bank (the “Previous Credit Facility”). The Company has paid off all amounts outstanding under such credit facility.

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

Results of Operations – For the Three Months Ended June 30, 2014 and 2013

Oil and natural gas sales. For the three months ended June 30, 2014, oil and natural gas sales revenue increased $9,912,659 to $11,204,238, compared to $1,291,579 for the same period during 2013. Oil sales increased $9,899,071 and natural gas sales increased $13,588. The increases were the result of higher production, which occurred primarily as a result of our ongoing drilling program. For the three months ended June 30, 2014, oil sales volume increased 104,272 barrels to 118,533 barrels, compared to 14,261 barrels for the same period in 2013. The average realized per barrel oil price increased 5% from $89.02 for the three months ended June 30, 2013, to $93.84 for the three months ended June 30, 2014. For the three months ended June 30, 2014, gas sales volume increased 50 thousand cubic feet (MCF) to 7,142 MCF, compared to 7,092 MCF for the same period in 2013. The average realized natural gas price per MCF increased 61% from $3.10 for the three months ended June 30, 2013, to $4.98 for the three months ended June 30, 2014.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $214,468 or $13.89 per barrel of oil equivalent (BOE) for the three months ended June 30, 2013, to $1,077,878 or $9.00 per BOE for the three months ended June 30, 2014. In total, lease operating expenses increased as a result of drilling additional wells. The decrease on a per BOE basis is the result of increased production, resulting from our drilling activity.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2013, and remained steady at 5% for the three months ended June 30, 2014. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $3,081,154 to $3,447,816 for the three months ended June 30, 2014, compared to $396,662 during the same period in 2013. The increase was the result of higher production volume and an increase in the average depletion rate from $23.33 per BOE during the six months ended June 30, 2013 to $26.80 per BOE during the six months ended June 30, 2014.

General and administrative expenses. General and administrative expenses were $1,634,807 for the three months ended June 30, 2014, as compared to $1,499,559 for the three months ended June 30, 2013. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase.

Net income. For the three months ended June 30, 2014, there was net income of $2,821,738, as compared to a net loss of $890,393 for the three months ended June 30, 2013. The primary reason for this change was increased revenues from increased production.

Results of Operations – For the Six Months Ended June 30, 2014 and 2013

Oil and natural gas sales. For the six months ended June 30, 2014, oil and natural gas sales revenue increased $14,731,154 to $17,174,690, compared to $2,443,536 for the same period during 2013. Oil sales increased $14,690,869 and natural gas sales increased $40,285. The increases were the result of higher production, which occurred primarily as a result of our ongoing drilling program. For the six months ended June 30, 2014, oil sales volume increased 153,971 barrels to 182,477 barrels, compared to 28,506 barrels for the same period in 2013. The average realized per barrel oil price increased 11% from $84.41 for the six months ended June 30, 2013 to $93.69 for the six months ended June 30, 2014. For the six months ended June 30, 2014, gas sales volume increased 2,910 thousand cubic feet (MCF) to 15,759 MCF, compared to 12,849 MCF for the same period in 2013. The average realized natural gas price per MCF increased 69% from $2.91 for the six months ended June 30, 2013 to $4.93 for the six months ended June 30, 2014.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $355,723 or $11.61 per barrel of oil equivalent (BOE) for the six months ended June 30, 2013 to $1,848,978 or $9.99 per BOE for the six months ended June 30, 2014. In total, lease operating expenses increased as a result of drilling additional wells. The decrease on a per BOE basis is the result of increased production, resulting from our drilling activity.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2013 and remained steady at 5% for the six months ended June 30, 2014. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $4,267,742 to $5,008,012 for the six months ended June 30, 2014, compared to $740,270 during the same period in 2013. The increase was the result of higher production volume and an increase in the average depletion rate from $23.33 per BOE during the six months ended June 30, 2013 to $26.80 per BOE during the six months ended June 30, 2014.

General and administrative expenses. General and administrative expenses increased by $132,005 to $3,199,268 for the six months ended June 30, 2014, compared to $3,067,263 during the same period in 2013. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase.

Net income. For the six months ended June 30, 2014, there was net income of $3,985,427, as compared to a net loss of $1,855,673 for the six months ended June 30, 2013. The primary reason for this change was increased revenues from increased production.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2014, the Company had cash on hand of $45,535,352, compared to $52,350,583 as of December 31, 2013. The Company had net cash from operating activities for the six months ended June 30, 2014, of $13,032,776, compared to cash from operating activities of $1,370,465 for the same period of 2013. The most significant cash outflows during the six months ended June 30, 2014 and 2013, were capital expenditures of $48,537,639 and $7,329,984, respectively. The most significant cash inflows during the six months ended June 30, 2014 and 2013 were proceeds from issuance of common stock of $28,667,132 and $18,987,272, respectively.

In May 2014, the Company amended a credit agreement with Prosperity Bank, successor by merger to The F&M Bank and Trust Company that provides for a revolving line of credit with a borrowing base increased to $25 million for borrowings and letters of credit effective May 1, 2014. As of June 30, 2014, no amounts were outstanding under this credit facility. The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility has an interest rate of the bank’s prime rate plus 0.25%. The maturity date on the note was extended to October 30, 2015.

To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties. We do not intend to limit our evaluation to any one state. We presently have no intention to evaluate off-shore properties or properties located outside of the United States of America.

The pursuit of and acquisition of additional oil and gas properties may require substantially greater capital than we currently have available, and obtaining additional capital would require that we enter into the sale of either short-term or long-term notes payable or the sale of our common stock. Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties. The cost to retain one or more consultants or a firm specializing in the purchase and sale of oil and gas properties would have an impact on our financial position and our future cash flows.

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

Disclosure of Contractual Obligations

The following table reflects the contractual obligations over the periods shown as of December 31, 2013.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$423,310	$145,665	$220,710	$55,935	$-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its revolving credit facility with Prosperity Bank, successor by merger to The F&M Bank and Trust Company, which bears variable interest based upon a prime rate. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under this bank credit facility. As of June 30, 2014, no amount was outstanding under this credit facility. If we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the six month period ended June 30, 2014, ranged from a low of $87.62 per barrel to a high of $95.90 per barrel. Natural gas prices we received during the same period ranged from a low of $3.12 per Mcf to a high of $8.24 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $4.8 million at June 30, 2014). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2014, sales to one customer, HollyFrontier Refining and Marketing represented 86% of oil and gas revenues and 78% of our accounts receivable.

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

Part II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Recent Sales of Unregistered Securities

In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. Offering costs totaled $1,334,884. The Company has filed a registration statement with the SEC to register such shares.

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

The gross proceeds from the offering were $57.5 million, and the Company net proceeds from the offering were $54.2 million, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million. The $3.3 million in offering costs included $2.9 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs. No amounts were paid, directly or indirectly, to any director, officer or 10% owner. Of the net proceeds, $3.5 million was used to pay down the outstanding amount on our credit facility and approximately $12 million was used for acquisitions and leasing and approximately $37.3 million was used for development of existing properties.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Form of Subscription Agreement	8-K	001-36057	1.1	6/20/14
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with The F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with The F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with The F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13
10.15	Fourth Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.17	First Amendment to First Amended and Restated Revolver Loan Agreement dated May 1, 2014, with Prosperity Bank, successor by merger to The F&M Bank & Trust Company	10-Q	001-36057	10.17	5/8/14
10.18	Credit Agreement, dated as of July 1, 2014, by and among Ring Energy, Inc., the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders and as issuing bank.	8-K	001-36057	10.1	7/3/14
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 7, 2014

By: /s/ Kelly W. Hoffman

Kelly W. Hoffman

Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 7, 2014

By: /s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

(Principal Financial and Accounting Officer)