Form 10-Q
period 2014-09-30
RING ENERGY, INC.
filed 2014-11-06
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

       .  Yes

   X .  No

The registrant has one class of common stock of which 25,725,001 shares were outstanding at November 5, 2014.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION

4

Item 1.  Financial Statements.

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

18

Item 4. Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6. Exhibits

20

SIGNATURES

22

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$29,066,848	$52,350,583
Accounts receivable	2,992,849	3,888,402
Joint interest billing receivable	1,373,213	-
Prepaid expenses and retainers	216,853	66,051
Total Current Assets	33,649,763	56,305,036
Properties and Equipment
Oil and natural gas properties subject to amortization	133,091,421	58,040,724
Office equipment and automobiles	857,298	257,911
Total Properties and Equipment	133,948,719	58,298,635
Accumulated depreciation, depletion and amortization	(12,383,133)	(2,880,253)
Net Properties and Equipment	121,565,586	55,418,382
Total Assets	$155,215,349	$111,723,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,727,724	$6,229,490
Other accrued liabilities	429,859	1,002,153
Total Current Liabilities	9,157,583	7,231,643
Noncurrent Liabilities
Deferred income taxes	4,058,257	703,651
Asset retirement obligations	2,792,810	1,182,410
Total Noncurrent Liabilities	6,851,067	1,886,061
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
25,725,001 shares and 23,576,313 shares outstanding, respectively	25,725	23,576
Additional paid-in capital	139,905,105	109,018,165
Accumulated deficit	(724,131)	(6,436,027)
Total Stockholders' Equity	139,206,699	102,605,714
Total Liabilities and Stockholders' Equity	$155,215,349	$111,723,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Oil and Gas Revenues	$10,929,771	$2,820,731	$28,104,461	$5,264,267

Costs and Operating Expenses
Oil and gas production costs	1,347,929	291,182	3,196,907	646,905
Oil and gas production taxes	504,091	130,944	1,297,104	243,620
Depreciation, depletion and amortization	4,494,868	917,116	9,502,880	1,657,386
Accretion expense	42,548	13,906	104,242	37,183
General and administrative expense	1,816,131	1,611,318	5,015,399	4,678,581

Total Costs and Operating Expenses	8,205,567	2,964,466	19,116,532	7,263,675

Other Income
Interest income	16,224	12,242	78,573	12,242

Net Other Income	16,224	12,242	78,573	12,242

Income (loss) before tax provision	2,740,428	(131,493)	9,066,502	(1,987,166)

Income tax provision	(1,013,959)	-	(3,354,606)	-

Net Income (Loss)	$1,726,469	$(131,493)	$5,711,896	$(1,987,166)

Basic Earnings (Loss) per Share	$0.07	$(0.01)	$0.23	$(0.13)
Diluted Earnings (Loss) per Share	$0.06	$(0.01)	$0.22	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$5,711,896	$(1,987,166)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	9,502,880	1,657,386
Accretion expense	104,242	37,183
Share-based compensation	1,930,335	2,598,046
Stock issued for services	87,050	-
Provision for income taxes	3,354,606	-
Changes in assets and liabilities:
Accounts receivable	(477,660)	(1,304,357)
Prepaid expenses	(150,802)	(8,169)
Accounts payable	1,925,940	4,056,603
Net Cash Provided by Operating Activities	21,988,487	5,049,526
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(12,438,370)	(4,125,676)
Payments to develop oil and natural gas properties	(60,938,454)	(17,356,478)
Purchase of office equipment	(599,387)	(82,805)
Plugging and abandonment costs incurred	(37,287)	-
Net Cash Used in Investing Activities	(74,013,498)	(21,564,959)
Cash Flows From Financing Activities
Proceeds from option exercise	215,000	-
Proceeds from issuance of common stock	28,526,276	18,978,882
Net Cash Provided by Financing Activities	28,741,276	18,978,882
Net Increase (Decrease) in Cash	(23,283,735)	2,463,449
Cash at Beginning of Period	52,350,583	5,404,167
Cash at End of Period	$29,066,848	$7,867,616
Noncash Investing and Financing Activities
Revision of asset retirement obligation estimate	$-	$211,691
Stock issued as consideration in property acquisition	130,428	-
Asset retirement obligation acquired	322,879	-
Asset retirement obligation incurred during development	1,220,566	309,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed consolidated financial statements prepared by Ring Energy, Inc. and its subsidiary (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Consolidation – The accompanying consolidated financial statements include the accounts, operations and cash flows of Stanford Energy, Inc. (“Stanford”) for all periods presented.  All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2014.  During the nine months ended September 30, 2014, sales to two customers represented 80% and 14%, respectively, of the Company’s oil and gas revenues.  At September 30, 2014, these two customers made up 62% and 23%, respectively, of the Company’s accounts receivable.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2014, was $4,494,868 and $9,502,880, based on depletion at the rate of $30.29 per barrel of oil equivalent compared to $917,116 and $1,657,386, respectively, for the three and nine months ended September 30, 2013, based on depletion at the rate of $27.43 per barrel of oil equivalent. These amounts include $35,112 and $82,539, respectively, of depreciation for the three and nine months ended September 30, 2014 compared to $17,584 and $42,990 of depreciation for the three and nine months ended September 30, 2013, respectively.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Office Equipment and vehicles – Office equipment and vehicles are valued at historical cost adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service.  Depreciation is calculated using the straight-line method based upon an estimated useful life of 5 to 7 years.

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

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors, officers and employees, which are described more fully in Note 7.  The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

Recent Accounting Pronouncements –In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. Accordingly, we expect to adopt this standard in the first quarter of 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is not permitted. We are currently evaluating the impact of this new pronouncement on our financial statements.

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$ 1,726,469	$ (131,493)	$ 5,711,896	$ (1,987,166)
Basic Weighted-Average Shares Outstanding	25,707,371	17,801,343	24,406,581	15,473,339
Effect of dilutive securities:
Stock options	1,174,339	-	1,161,484	-
Diluted Weighted-Average Shares Outstanding	26,881,710	17,801,343	25,568,065	15,473,339
Basic Earnings (Loss) per Share	$ 0.07	$ (0.01)	$ 0.23	$ (0.13)
Diluted Earnings (Loss) per Share	$ 0.06	$ (0.01)	$ 0.22	$ (0.13)

Stock options to purchase 28,000 and 118,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2014, as their effect would have been anti-dilutive.  Stock options to purchase 2,562,500 shares of common stock were excluded from the computation of diluted loss per share during both the three and nine months ended September 30, 2013 as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITIONS

In February 2014, Ring acquired additional proved developed and undeveloped oil and natural gas reserves (the “RAW Properties”) located in the Permian Basin, Andrews County, Texas. The RAW Properties consist of varied working interests (81% to 93%) and net revenue interests (61% to 70%) in eleven producing leases which included 907 net acres. The transaction also included 660 net acres of non-producing leasehold.  Consideration given consisted of cash payments totaling $6,510,791.  The Company incurred $20,003 in acquisition-related costs, which were recognized in general and administrative expense.

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

Proved oil and natural gas properties	$ 6,805,563
Asset retirement obligations	(294,772)
Total Identifiable Net Assets	$ 6,510,791

Subsequent to the initial acquisition, Ring spent $1,914,386 to acquire or lease additional interests in the acreage, including deeper lease rights and acquire an additional 397 net acres.

NOTE 4 – REVOLVING LINE OF CREDIT

In May 2014, the Company amended a credit agreement with Prosperity Bank, successor by merger to The F&M Bank and Trust Company (the “Previous Credit Facility”); whereby the borrowing base increased to $25 million for borrowings and letters of credit effective May 1, 2014.  The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.25%.  The maturity date on the note was extended to October 30, 2015. This credit facility was terminated in July 2014 in connection with the Company entering into a new credit agreement.

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

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 5.00% (depending on the then-current level of borrowing base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 6.00% (depending on the then-current level of borrowing base usage).

The credit facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.

As of September 30, 2014, no amounts are outstanding on our credit facility.

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

Balance, December 31, 2013	$ 1,182,410
Liabilities acquired	322,879
Liabilities incurred	1,220,566
Accretion expense	104,242
Liabilities settled	(37,287)
Balance, September 30, 2014	$ 2,792,810

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In July 2014, the Company issued 65,000 shares of common stock as the result of option exercise.  The options exercised included 25,000 at $4.50 per share and 40,000 at $2.00 per share.  The company received the aggregate exercise price of $192,500.

Also in July 2014, the Company issued 604 shares of common stock as the result of the cashless exercise of 1,000 stock options with an exercise price of $7.50 per share.  The Company withheld 396 shares, valued at $7,500 or $18.96 per share.

Common Stock Issued in Private Placement Offering – In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015.   The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  Offering costs totaled $1,473,739. The Company has filed a registration statement with the SEC to register such shares.  Such registration statement was declared effective September 3, 2014.

Common Stock Issued for services – In July 2014, the Company issued 5,000 shares of restricted common stock for services.  The stock was valued at $17.41, or $87,050, and is included in our general and administrative expense in the accompanying financial statements.

Common Stock Issued as consideration – In September 2014, the Company issued 8,783 shares of restricted common stock as consideration in a property acquisition.  The stock was valued at $14.85, or $130,428, and is included in our properties subject to amortization.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2014, was $630,766 and $1,930,335, respectively, as compared to $896,325 and $2,598,046, respectively, for the three and nine months ended September 30, 2013.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, Stanford’s Board of Directors and stockholders approved and adopted a long-term incentive plan which allows for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares.  As of September 30, 2014, there were 2,471,500 shares remaining eligible for issuance under the plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the nine months ended September 30, 2014 and 2013:

	2014	2013
Expected volatility	108% - 114%	128% - 138%
Weighted-average volatility	109%	137%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.58% - 1.75%	0.76% - 1.49%

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of September 30, 2014, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2013	2,647,500	$ 4.01
Granted	28,000	14.98
Forfeited	(172,000)	5.44
Exercised	(149,000)	2.84
Outstanding, September 30, 2014	2,354,500	$ 4.11	8.0 Years	$ 25,043,460
Exercisable, September 30, 2014	546,300	$ 3.35	7.7 Years

The intrinsic value was calculated using the closing price on September 30, 2014 of $14.74.  As of September 30, 2014, there was approximately $3,655,857 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.3 years.  The total intrinsic value of options exercised during the nine months ended September 30, 2014, was $2,017,955.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company to the states of Texas and Kansas totaling $95,000 to allow the Company to do business in those states.  The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank.  The terms of these letters of credit are extended for a term of one year at a time.  The Company intends to renew the standby letters of credit for as long as the Company does business in the states of Texas and Kansas. No amounts have been drawn under the standby letters of credit.

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

Results of Operations – For the Three Months Ended September 30, 2014 and 2013

Oil and natural gas sales.  For the three months ended September 30, 2014, oil and natural gas sales revenue increased $8,109,040 to $10,929,771, compared to $2,820,731 for the same period during 2013.  Oil sales increased $8,121,086 and natural gas sales decreased $12,046.  The increase in oil was the result of higher production, which occurred primarily as a result of our ongoing drilling program.  For the three months ended September 30, 2014, oil sales volume increased 97,917 barrels to 124,526, barrels, compared to 26,609 barrels for the same period in 2013.  The average realized per barrel oil price decreased 16% from $104.65 for the three months ended September 30, 2013 to $87.58 for the three months ended September 30, 2014.  For the three months ended September 30, 2014, gas sales volume decreased 1,399 thousand cubic feet (MCF) to 8,192 MCF, compared to 9,591 MCF for the same period in 2013.  The average realized natural gas price per MCF decreased 22% from $3.75 for the three months ended September 30, 2013 to $2.92 for the three months ended September 30, 2014.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $291,182 or $10.32 per barrel of oil equivalent (BOE) for the three months ended September 30, 2013 to $1,347,929 or $10.71 per BOE for the three months ended September 30, 2014.  In total, lease operating expenses increased as a result of drilling additional wells.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2013 and remained steady at 5% for the three months ended September 30, 2014.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $3,577,752 to $4,494,868 for the three months ended September 30, 2014, compared to $917,116 during the same period in 2013. The increase was the result of higher production volume and an increase in the average depletion rate from $27.43 per BOE during the three months ended September 30, 2013 to $30.29 per BOE during the three months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses increased by $204,813 to $1,816,131 for the three months ended September 30, 2014, compared to $1,611,318 during the same period in 2013.  The increase was primarily the result of an increase in employee and contract staff compensation.

Net income.  For the three months ended September 30, 2014, there was net income of $1,726,469, as compared to a net loss of $131,493 for the three months ended September 30, 2013.  The primary reasons for this change were increased revenues partially offset by increased expenses, particularly depreciation, depletion and amortization.

Results of Operations – For the Nine Months Ended September 30, 2014 and 2013

Oil and natural gas sales.  For the nine months ended September 30, 2014, oil and natural gas sales revenue increased $22,840,194 to $28,104,461, compared to $5,264,267 for the same period during 2013.  Oil sales increased $22,811,955 and natural gas sales increased $28,239.  The increase in oil was the result of higher production, which occurred primarily as a result of our ongoing drilling program.  For the nine months ended September 30, 2014, oil sales volume increased 251,887 barrels to 307,003 barrels, compared to 55,116 barrels for the same period in 2013.  The average realized per barrel oil price decreased 3% from $94.18 for the nine months ended September 30, 2013 to $91.21 for the nine months ended September 30, 2014.  For the nine months ended September 30, 2014, gas sales volume increased 1,512 thousand cubic feet (MCF) to 23,951 MCF, compared to 22,440 MCF for the same period in 2013.  The average realized natural gas price per MCF increased 30% from $3.27 for the nine months ended September 30, 2013 to $4.24 for the nine months ended September 30, 2014.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $646,905 or $10.99 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2013 to $3,196,907 or $10.28 per BOE for the nine months ended September 30, 2014.  In total, lease operating expenses increased as a result of drilling additional wells.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2013 and remained steady at 5% for the nine months ended September 30, 2014.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change their production tax rates.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $7,845,494 to $9,502,880 for the nine months ended September 30, 2014, compared to $1,657,386 during the same period in 2013. The increase was the result of higher production volume and an increase in the average depletion rate from $27.43 per BOE during the nine months ended September 30, 2013 to $30.29 per BOE during the nine months ended September 30, 2014.

General and administrative expenses.  General and administrative expenses increased by $336,818 to $5,015,399 for the nine months ended September 30, 2014, compared to $4,678,581 during the same period in 2013.  The increase was primarily the result of an increase in employee and contract staff compensation.

Net income.  For the nine months ended September 30, 2014, there was net income of $5,711,896, as compared to a net loss of $1,987,166 for the nine months ended September 30, 2013.  The primary reasons for this change were increased revenues partially offset by increased expenses, particularly depreciation, depletion and amortization.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2014, the Company had cash on hand of $29,066,848, compared to $52,350,583 as of December 31, 2013.  The Company had net cash from operating activities for the nine months ended September 30, 2014, of $21,988,487, compared to cash from operating activities of $5,049,526 for the same period of 2013.  The most significant cash outflows during the nine months ended September 30, 2014 and 2013, were capital expenditures of $74,013,498 and $21,564,959, respectively.  The most significant cash inflows during the nine months ended September 30, 2014 and 2013 were proceeds from issuance of common stock of $28,526,276 and $18,978,882, respectively.

In May 2014, the Company amended a credit agreement with Prosperity Bank, successor by merger to The F&M Bank and Trust Company (the “Previous Credit Facility”); whereby the borrowing base increased to $25 million for borrowings and letters of credit effective May 1, 2014.  The credit agreement includes a non-usage commitment fee of 0.25% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity.  The facility has an interest rate of the bank’s prime rate plus 0.25%.  The maturity date on the note was extended to October 30, 2015. This credit facility was terminated in July 2014 in connection with the Company entering into a new credit agreement.

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

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 5.00% (depending on the then-current level of borrowing base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 6.00% (depending on the then-current level of borrowing base usage).

The credit facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.

As of September 30, 2014, no amounts are outstanding on our credit facility.

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

Disclosure of Contractual Obligations

The following table reflects the contractual obligations over the periods shown as of December 31, 2013

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$ 423,310	$ 145,665	$ 220,710	$ 55,935	$ -

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its revolving credit facility which bears variable interest based upon a prime rate.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under this bank credit facility.  As of September 30, 2014, no amount was outstanding under this credit facility.  If we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the nine month period ended September 30, 2014, ranged from a low of $79.80 per barrel to a high of $96.35 per barrel. Natural gas prices we received during the same period ranged from a low of $2.08 per Mcf to a high of $8.24 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $ 3.0 million at September 3 0 , 201 4) ..  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers ..  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 3 0 , 2014, sales to two customer s , HollyFrontier Refining and Marketing and Plains Marketing, L.P. represented 8 0 % and 14%, respectively, of oil and gas revenues and 62 % and 23%, respectively, of our accounts receivable.

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

Part II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Recent Sales of Unregistered Securities

In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015.   The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities.  Offering costs totaled $1,473,739. The Company has filed a registration statement with the SEC to register such shares.  Such registration statement was declared effective on September 3, 2014.

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

The gross proceeds from the offering were $57.5 million, and the Company net proceeds from the offering were $54.2 million, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million.  The $3.3 million in offering costs included $2.9 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Of the net proceeds, $3.5 million was used to pay down the outstanding amount on our credit facility and approximately $12 million was for acquisitions and leasing and approximately $38.7 million was used for development of existing properties.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Form of Subscription Agreement	8-K	001-36057	1.1	6/20/14
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with The F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with The F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with The F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13

10.15	Fourth Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.17	First Amendment to First Amended and Restated Revolver Loan Agreement dated May 1, 2014, with Prosperity Bank, successor by merger to The F&M Bank & Trust Company	10-Q	001-36057	10.17	5/8/14
10.18	Credit Agreement, dated as of July 1, 2014, by and among Ring Energy, Inc., the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders and as issuing bank.	8-K	001-35057	10.1	7/3/14
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: November 5, 2014

By: /s/                         Kelly W. Hoffman

Kelly W. Hoffman

       Chief Executive Officer and Director

(Principal Executive Officer)

Date: November 5, 2014

By: /s/                         William R. Broaddrick

William R. Broaddrick

       Chief Financial Officer

(Principal Financial and Accounting Officer)