Form 10-K
period 2014-12-31
RING ENERGY, INC.
filed 2015-03-16
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-36057

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

901 West Wall St. 3rd Floor
Midland, TX	79702
(Address of principal executive offices)	(Zip Code)

(432) 682-7464
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2014, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $17.45 per share, was approximately $360,171,071.

As of March 10, 2015, the issuer had outstanding 25,747,582 shares of common stock ($0.001 par value).

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

General

Ring was incorporated in the State of Nevada in 2004 as “Blanca Corp.” The name of the corporation was changed to “Trandglobal Mining Corp.” in 2007 before being changed to “Ring Energy, Inc.” in 2008. We are a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and Kansas. The Company takes a conventional approach to its drilling program and seeks to develop its traditional core areas, as well as look for new growth opportunities.

The Company’s primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas. As of December 31, 2014, Ring had 29,738 gross (17,270 net) acres in those counties. The Company also has 18,277 gross (17,017 net) acres in Kansas. The acreage is located in Gray, Finney and Haskell counties. On October 16, 2013, Ring entered into a joint development agreement with Torchlight Energy Resources, Inc., to develop its Kansas leasehold. The Company will continue to operate the acreage and Torchlight Energy Resources, Inc., will earn an equal share in the leasehold after fulfilling the agreed upon drilling carry obligation of $6 million (the “Development Agreement”). All drilling activity has temporarily stopped while the Company completes an extensive 3-D seismic evaluation.

As of December 31, 2014, Ring’s proved reserves were 10.4 million BOE (barrel of oil equivalent). Effectively 100% of its reserves (based on the estimates above) relate to properties located in Texas. The Company’s proved reserves are oil-weighted with 98% of proved reserves consisting of oil and 2% consisting of natural gas. Of those reserves, 35% of the proved reserves are classified as proved developed producing, or “PDP,” 8% are classified as proved developed non-producing, or “PDNP,” and approximately 57% are classified as proved undeveloped, or “PUD.”

Production for the year ended December, 2014, was approximately 463,495 BOE, as compared to production of 115,681 BOE for the year ended December 2013, a 300% increase in BOE. The stated production amount reflects only the oil and gas that was produced and shipped prior to the end of the fourth quarter. Any oil and gas produced in the fourth quarter but still held on site after December 31, 2014, will be credited in the first quarter of 2015.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2014, Ring owned interests in a total of 5,835 gross (5,129 net) developed acres and 23,903 gross (12,141 net) undeveloped acres in Texas. The Company has 239 identified proven vertical drilling locations based on the reserve report as of December 31, 2014, and an additional 2,480 identified potential vertical drilling locations based on 10-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves. Ring has identified 24 wells that are suitable candidates for re-stimulation, providing attractive returns with lower upfront costs. Ring has temporarily stopped drilling activity in Kansas pending the completion of an extensive 3-D evaluation.

Our principal executive offices are located at 901 West Wall St., 3rd Floor, Midland, TX 79702, and our telephone number is (432) 682-7464. Our Internet website can be found at www.ringenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered part of this annual report.

Ring Energy’s Business Strategy and Development

•	Growing production and reserves by developing our oil-rich resource base. Ring intends to actively drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 98% oil and 2% natural gas. Of those reserves, 35% of the proved reserves are classified as proved developed producing, or “PDP,” 8% are classified as proved developed non-producing, or “PDNP,” and approximately 57% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital.

Through December 31, 2014, we increased our proved reserves to approximately 10.4 million BOE (barrel of oil equivalent). As of December 31, 2014, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $281.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $196.3 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies. We spent approximately $143.0 million on acquisitions and capital projects during 2013 and 2014, and we intend to continually actively drill and develop our acreage in an effort to maximize shareholder value.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its contacts will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

Ring Energy’s Strengths

•	High quality asset base in one of North America’s leading resource plays. Ring’s acreage in the Permian Basin is all located in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform. The Central Basin Platform is a NW-SE trending uplifted basement block that separates the Midland Basin (to the east) from the Delaware Basin (to the west). As of December 31, 2014, Ring has drilled 180 wells on its acreage and re-stimulated 27 existing wells. As of December 31, 2014, estimated net proved reserves were comprised of approximately 98% oil and 2% natural gas.

•	De-risked Permian acreage position with multi-year vertical drilling inventory. As of December 31, 2014, Ring has drilled 180 gross operated wells across its leasehold position with a 100% success rate. The Company has also re-stimulated 27 existing wells with attractive well economics. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2014, Ring has 239 identified proven vertical drilling locations in its proved undeveloped reserves. It believes it has an additional 2,480 potential locations based on 10-acre downspacing. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 22 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Chief Executive Officer Kelly Hoffman has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•	Concentrated acreage position with high degree of operational control. Ring operates approximately 99% of its Permian Basin and Kansas acreage positions. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2014, sales to two customers, HollyFrontier Refining and Marketing (“HollyFrontier”) and Plains Marketing LP (“Plains”) represented 75% and 18%, respectively, of oil and gas revenues. At December 31, 2014, HollyFrontier represented 45% of our accounts receivable and Plains represented 37%. However, we believe that the loss of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2014, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

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

Current Employees

As of December 31, 2014, we had twenty-two full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We also retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters or hot summers may sometimes lessen this fluctuation. Further, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

Financial Information

Financial information regarding the geographic area in which we operate is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” We conduct our oil and natural gas activities entirely in the United States.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 57%) or proved developed non-producing (approximately 8%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (57%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We have a credit facility in place with a $40 million borrowing base borrowings and letters of credit. As of December 31, 2014, no amount was outstanding on our credit facility. If in the future we utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

In addition, our bank borrowing base is subject to quarterly redeterminations. If we use our credit facility, we could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks could materially disrupt our business operations.

The oil and gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our vendors and maintain satisfactory anti-virus and malware software and controls. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Competition is intense in the oil and gas industry.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and gas companies, major oil and gas companies, independent oil and gas companies, individual producers, financial buyers as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, stiff competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and gas reserves or in our marketing of production, then our financial condition and operation results may be adversely affected.

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

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2014, we owned interests in a total of 5,835 gross (5,129 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2014, we owned interests in approximately 23,903 gross undeveloped acres (12,141 net). While our focus will be toward growth through additional acquisitions and leasing, we plan on drilling wells on our existing acreage to develop the potential contained therein.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews County leases – Andrews County, Texas. In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases. The working interests range from 2-100% and the net revenue interests range from 2-80%. In total, we now own 29,738 gross acres, with 5,835 acres developed and held by production and the remaining 23,903 acres being undeveloped. We believe the Andrews County leases contain a considerable number of remaining potential drilling locations. Our reserve estimate includes 239 PUD wells. Our reserve estimates include the capital costs required to develop these wells.

Significant Kansas Operations

Kansas Properties – Gray, Finney Haskell Counties, Kansas. We acquired a 100% working interest and an 80% net revenue interest in 9,541.5 net mineral acres and a 95% working interest and a 76% net revenue interest in 1,600 net mineral acres, along with all production. We acquired a 100% working interest and an 80% net revenue interest in 4,698 net mineral acres in addition to our existing acreage acquired in 2012. We have subsequently leased additional acreage in Kansas, bringing our total acreage position to 18,277 gross acres. There was no production associated with the acquisition. In October 2013, we entered into the Joint Development Agreement, whereby Torchlight Energy Resources, Inc. agreed to pay approximately $6.2 million in development costs in return for a 50% working interest in this acreage. There are 17 total wells on the acreage, of which five (5) are currently producing. However, we believe this acreage has significant potential.

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

Summary of Oil and Natural Gas Reserves

As of December 31, 2014, our estimated proved reserves had a pre-tax PV10 value of approximately $281.7 million and a Standardized Measure of Discounted Future Cash Flows of approximately $196.3 million, essentially 100% of which relate to our properties in Texas. We spent approximately $143.0 million on acquisitions and capital projects during 2013 and 2014. We expect to further develop these properties through additional drilling. We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures up or down accordingly. We have maintained a strong current cash position with no long-term debt; we will continue to seek acquisition opportunities that complement our core assets.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2014.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
Texas	10,221,491	944,810	10,378,959	280,779,438	195,480,001
Kansas	20,800	43,500	28,050	921,500	864,992
Total	10,242,291	988,310	10,407,009	$281,700,938	$196,344,993

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on internally prepared reports and audited by Cawley, Gillespie & Associates, Inc. independent petroleum engineers. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

		Natural Gas
	Oil (Bbls)	(Mcf)
Balance, December 31, 2012	3,646,743	1,733,780
Purchase of minerals in place	934,716	208,013
Improved recovery	282,958	62,970
Extensions and discoveries	2,393,976	532,760
Production	(109,673)	(36,047)
Sales of minerals in place	(16,100)	-
Revisions of estimates	(276,965)	(14,433)

Balance, December 31, 2013	6,855,655	2,487,043
Purchase of minerals in place	2,828,530	511,921
Improved recovery	48,233	-
Extensions and discoveries	1,225,094	117,778
Production	(457,038)	(38,735)
Revisions of estimates	(258,183)	(2,089,697)

Balance, December 31, 2014	10,242,291	988,310

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2013	2014

Oil (Bbls)
Developed	1,941,367	4,454,414
Undeveloped	4,914,288	5,787,877

Total	6,855,655	10,242,291

Natural Gas (Mcf)
Developed	630,751	299,188
Undeveloped	1,856,292	689,122

Total	2,487,043	988,310

Total (Boe)
Developed	2,046,493	4,504,279
Undeveloped	5,223,670	5,902,730

Total	7,270,163	10,407,009

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2014	2013
Future cash flows	$875,492,876	$648,958,812
Future production costs	(217,842,533)	(165,478,373)
Future development costs	(113,073,539)	(98,287,766)
Future income taxes	(165,083,198)	(125,104,471)
Future net cash flows	379,493,606	260,088,202
10% annual discount for estimated timing of cash flows	(183,148,613)	(126,140,275)

Standardized Measure of Discounted Cash Flows	$196,344,993	$133,947,927

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2014	2013
Beginning of the year	$133,947,927	$71,358,446
Purchase of minerals in place	89,152,815	24,631,148
Extensions, discoveries and improved recovery, less related costs	39,903,356	72,635,691
Development costs incurred during the year	90,562,299	29,103,392
Sales of oil and gas produced, net of production costs	(33,096,276)	(994,793)
Sales of minerals in place	-	(1,039,031)
Accretion of discount	16,564,967	8,568,497
Net changes in price and production costs	(30,191,382)	5,568,442
Net change in estimated future development costs	(31,004,796)	(6,499,395)
Revision of previous quantity estimates	(15,044,380)	(10,313,017)
Revision of estimated timing of cash flows	(43,530,618)	(29,859,746)
Net change in income taxes	(20,918,919)	(29,211,687)

End of the Year	$196,344,993	$133,947,927

Proved Reserves

Our 10,407,009 BOE of proved reserves, which consist of approximately 98% oil and 2% natural gas, are summarized below as of December 31, 2014, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2014, our Texas proved reserves had a net pre-tax PV10 value of $280.8 million and Standardized Measure of Discounted Future Net Cash Flows of $195.5 million and our proved reserves in Kansas had a net pre-tax PV10 value of $0.9 million and Standardized Measure of Discounted Future Net Cash Flows of $0.9 million.

As of December 31, 2014, approximately 35% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 8% and proved undeveloped, or “PUD”, reserves constitute approximately 57%, of the proved reserves as of December 31, 2014.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2014 of approximately $281.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $196.3 million. Approximately $115.5 million and $80.6 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 41.1% of total proved reserves’ pre-tax PV10 value. An additional $33.1 million and $23.0 million, respectively, are associated with the PDNP reserves, which is approximately 11.7% of total proved reserves’ pre-tax PV10 value. The remaining $133.1 million and $92.7 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2014 include 5.9 million BOE as proved undeveloped reserves. As of December 31, 2013, our reserve estimates included 5.2 million BOE as proved undeveloped reserves. Following is a description of the changes in our PUD reserves from December 31, 2013 to December 31, 2014.

Conversion of approximately 964,720 BOE of reserves from PUD to PDP or PDNP through development.

Net downward revision of approximately 511,503 BOE primarily as a result of performance.

Purchase of minerals in place through leasing of new acreage and acquisitions resulted in the addition of approximately 2,172,974 BOE.

Our proved reserves as of December 31, 2014 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)

Texas:
PDP	3,623,583	158,563	3,650,010	35%	$114,593	$79,779	$-
PDNP	810,031	97,125	826,219	8%	33,067	23,021	3,632
PUD	5,787,877	689,122	5,902,730	57%	133,120	92,680	109,441

Total Proved:	10,221,491	944,810	10,378,959	100%	$280,780	$195,480	$113,073

Kansas:
PDP	20,800	43,500	28,050	0%	$921	$865	$-

Total Proved:	20,800	43,500	28,050	0%	$921	$865	$-

Total:
PDP	3,644,383	202,063	3,678,060	35%	$115,514	$80,644	$-
PDNP	810,031	97,125	826,219	8%	33,067	23,021	3,632
PUD	5,787,877	689,122	5,902,730	57%	133,120	92,680	109,441

Total Proved:	10,242,291	988,310	10,407,009	100%	$281,701	$196,345	$113,073

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2015	3,719,931	473,425	3,798,835	48,937,371

2016	2,877,978	312,822	2,930,115	64,136,175

	6,597,909	786,247	6,728,950	$113,073,546

Internal Controls Over Reserves Estimates

Our reserves data and estimates were compiled, prepared and audited by third party independent consultants, Cawley, Gillespie & Associates, Inc., as described in more detail herein, in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by Cawley, Gillespie & Associates, Inc., met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our reserves estimates are prepared by examination and evaluation of production data, production decline curves, reservoir pressure data, logs, geological data, and offset analogies. The third party independent consultants are provided full access to complete and accurate information pertaining to the property, and to all applicable personnel of the Company. Our reserves estimates and process for developing such estimates are reviewed and approved by its Vice President of Operations, Daniel D. Wilson, a petroleum engineer, and Chief Executive Officer, Kelly Hoffman, to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of the third party consultants. Mr. Daniel Wilson, a petroleum engineer and businessman, has 30 years of experience in operating, evaluating and exploiting oil and gas properties. Mr. Kelly Hoffman has 39 years of well-rounded experience in the oil and gas industry. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

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

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2014, is summarized below. The following table indicates the percentage of our estimated December 2014 average daily production of 1,935 BOE/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas

Texas	97.75%	98.25%	76.48%

Kansas	2.25%	1.75%	23.52%

Total	100.00%	100.00%	100.00%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2013 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

Texas	5,835	5,129	23,903	12,141	29,738	17,270

Kansas	800	716	17,477	16,301	18,277	17,017

Total	6,635	5,845	41,380	28,442	48,015	34,287

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Years Ended December 31,
	2012	2013	2014

Oil production (Bbls)	20,531	109,673	457,039
Natural gas production (Mcf)	6,480	36,047	38,735
Total production (Boe)	21,611	115,681	463,495
Daily production (Boe/d)	59	317	1,270
Average sales price:
Oil (per Bbl)	$84.50	$92.81	$83.06
Natural gas (per Mcf)	3.50	3.82	3.53
Total (per Boe)	81.32	89.17	82.18
Average production cost (per Boe)	$36.37	$10.44	$10.77
Average production taxes (per Boe)	3.84	4.12	3.80

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

Productive Wells

The following table presents our ownership at December 31, 2014, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net

Texas	245	181	-	-	245	181

Kansas	4	2	1	1	5	3

Total	249	183	1	1	250	184

Drilling Activity

During 2014, we drilled one hundred thirty five (135) development wells in Texas with one hundred twenty five (125) wells being completed and producing at December 31, 2014. All wells drilled in Texas during 2014 were successful. Also during 2014, we drilled seven (7) wells in Kansas. Six (6) of these wells were successful and one (1) was a dry hole. During 2013, we drilled forty (40) development wells in Texas with thirty eight (38) wells being completed and producing at December 31, 2013. All of the wells drilled in 2013 were successful. During 2012, we drilled five (5) development wells in Texas and all five (5) were completed and in production at December 31, 2012.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $36.37, $10.44 and $10.77 during the years ended December 31, 2012, 2013 and 2014, respectively, and our average production taxes, per BOE, were $3.84, $4.12 and $3.80 for the years ended Decemeber 31, 2012, 2013 and 2014, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2012, 2013 and 2014 are shown below.

	For the Year Ended December 31,
	2012	2013	2014

Acquisition of proved properties	$9,873,128	$5,192,441	$15,812,995
Acquisition of unproved properties	-	-	-
Exploration costs	-	-	-
Development costs	6,581,343	29,796,379	92,182,681
Total Costs Incurred	$16,454,471	$34,988,820	$107,995,676

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas. The leased office space consists of approximately 15,000 square feet. Additionally, we still have a lease for our previous office space in Midland, Texas, consisting of approximately 3,700 square feet. We vacated this space as of February 28, 2015 and have begun efforts to sublet this space. Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office. The leased office space consists of approximately 3,700 square feet. We also lease office space in Andrews, Texas which is currently our only field office. The leased office space consists of approximately 2,000 square feet. We expect our current office space to be adequate as we move forward.

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

PART II

Item 5:                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NYSE MKT under the trading symbol “REI.” Prior to September 1, 2013, our Common stock was quoted on the OTCQB and the OTC Bulletin Board under the trading symbol “RNGE”. We have only one class of common stock, and we have 50,000,000 authorized but unissued shares of preferred stock. The table below sets forth for the periods indicated the quarterly high and low bid prices of our common stock~~,~~ based on information provided to us by OTC Markets, and the high and low sale prices of our common stock as reported on the NYSE MKT. All over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. At the time of the over-the-counter quotations below, we were not listed on an established trading market and the transactions in our common stock were limited and the bid prices provided below may not be indicative of prices if our common stock was trading in an established public trading market.

OTCQB/OTC Bulletin Board

Period	High Sale	Low Sale

1st Quarter 2013	$9.51	$5.85
2nd Quarter 2013	8.76	6.60
3rd Quarter 2013 (through August 31)	15.27	8.65

NYST MKT

Period	High Sale	Low Sale
3rd Quarter 2013 (September 1 - September 30)	$15.75	$13.50
4th Quarter 2013	14.39	11.05

1st Quarter 2014	15.35	11.98
2nd Quarter 2014	20.61	15.25
3rd Quarter 2014	19.35	14.25
4th Quarter 2014	17.77	7.54

1st Quarter 2015 (through March 10)	10.93	8.32

The following graph compares the cumulative 5-year total return attained by stockholders on Ring Energy, Inc.’s common stock relative to the cumulative total retruns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2009, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

* The peer group consists of Callon Petroleum Company, Rex Energy Corporation, Approach Resources, Inc., Resolute Energy Corporation and Clayton William Energy, Inc., all of which are in the oil and gas production industry.

Record Holders

As of March 10, 2015, there are approximately 3,431 holders of record of our common stock. As of March 10, 2015, 5,055,338 shares, or approximately 19.6%, of the 25,747,582 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,684,500	$4.67	2,136,500

Equity compensation plans not approved by security holders	-	-	-

Total	2,684,500	$4.67	2,136,500

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

Shares Available

Our Plan currently authorizes 5,000,000 shares of our common stock for issuance under the Plan. If any shares of common stock subject to an Award are forfeited or if any Award based on shares of common stock is otherwise terminated without issuance of such shares of common stock or other consideration in lieu of such shares of common stock, the shares of common stock subject to such Award shall to the extent of such forfeiture or termination, again be available for Awards under the Plan if no participant shall have received any benefits of ownership in respect thereof The shares to be delivered under the Plan shall be made available from (a) authorized but unissued shares of common stock, (b) common stock held in the treasury of the Company, or (c) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market, in each situation as the Board of Directors or the Compensation Committee may determine from time to time at its sole option.

Administration

The Committee shall administer the Plan with respect to all eligible individuals or may delegate all or part of its duties under the Plan to a subcommittee or any executive officer of the Company, subject in each case to such conditions and limitations as the Board of Directors may establish. Under the Plan, “Committee” can be either the Board of Directors or a committee approved by the Board of Directors.

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

Termination and Amendments to the Plan

The Board of Directors may (insofar as permitted by law and applicable regulations), with respect to any shares which, at the time, are not subject to awards, suspend or discontinue the Plan or revise or amend it in any respect whatsoever, and may amend any provision of the Plan or any award agreement to make the Plan or the award agreement, or both, comply with Section 16(b) of the Exchange Act and the exemptions therefrom, the Internal Revenue Code, as amended (the “Code”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the regulations promulgated under the Code or ERISA, or any other law, rule or regulation that may affect the Plan. The Board of Directors may also amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in other legal requirements applicable to the Company or the Plan or for any other purpose permitted by law. The Plan may not be amended without the consent of the holders of a majority of the shares of common stock then outstanding to materially increase the aggregate number of shares of stock that may be issued under the Plan except for certain adjustments.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On June 18, 2014, we completed our offering of 2,000,001 shares of common stock at $15.00 in the Private Placement. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. Commissions in the amount of $1,227,000 were paid to the placement agents. The Company has filed a registration statement with the SEC with respect to the Resale Shares.

On July 25, 2014, September 26, 2014 and December 9, 2014, we issued 5,000, 8,873 and 5,823, respectively, shares of common stock to a total of seven individuals or entities as consideration in asset acquistiions. The issuances of common stock described above were (i) made in reliance of the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and (ii) conducted without general solicitation or general advertising. All seven entities were accredited investors at the time of the issuance.

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

The gross proceeds from the Offering were $57.5 million, and the Company net proceeds from the offering were $54.2 million, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million. The $3.3 million in offering costs included $2.9 million in underwriting discounts with the remaind being various legal, accounting, travel and other costs. No amounts were paid, directly or indirectly, to any director, officer or 10% owner. Of the net proceeds $3.5 million was used to pay down the outstanding amount on our credit facility and the remainder of the proceeds were used to fund our development.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2014.

Item 6:       Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2014, 2013, 2012 and 2011. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	Successor				Predecessor
	For the	For the	For the	For the Eight	For the Four
	Year ended	Year ended	Year ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,	April 30,
	2014	2013	2012	2011	2011
Statement of Operations Data:
Revenues	$38,089,443	$10,315,701	$1,757,444	$388,674	$96,956
Cost of revenues	6,753,373	1,684,493	868,954	191,738	76,124
Depreciation, depletion and amortization	11,807,794	2,284,091	506,786	89,376	2,778
Accretion	154,972	53,681	20,906	5,547	3,732
General and administrative	6,803,029	6,682,760	2,392,645	428,575	6,000
Net income (loss)	8,420,500	(452,209)	(1,669,283)	63,165	8,322

Basic income (loss) per common share	$0.34	$(0.03)	$(0.21)	$0.01	$-
Diluted income (loss) per common share	$0.33	$(0.03)	$(0.21)	$0.01	$-

	As of December 31,
	Successor				Predecessor
	2014	2013	2012	2011	2011
Balance Sheet Data:
Current assets	$15,083,298	$56,305,036	$5,882,530	$223,695	$30,383
Oil and gas properties subject to amortization	166,036,400	58,040,724	23,051,904	6,597,433	306,460
Total assets	167,641,640	111,723,418	28,513,378	6,742,885	285,411
Total current liabilities	16,263,051	7,231,643	1,191,431	477,057	12,127
Total long-term liabilities	8,835,879	1,886,061	1,122,236	10,372,338	261,598
Total Stockholders/Owners Equity (Deficit)	142,542,530	102,605,714	26,199,711	(4,106,510)	11,686

Reorganization into Ring – On June 28, 2012, Ring completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s stockholders obtained control of Ring under current accounting guidance. Since the Stanford stockholders obtained a controlling interest in Ring’s Common Stock and stock options, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split. The accompanying historical financial statements prior to the reorganization into Ring are Stanford’s financial statements, adjusted to reflect the authorized capital and par value of Ring and to reflect the effects of the stock split for all periods presented.

Predecessor Carve-Out Financial Statements – On May 23, 2011, prior to Ring’s acquisition of Stanford, Stanford acquired developed and undeveloped properties referred to as the “Fisher I Property.” The Fisher I Property represents Stanford’s predecessor under Rule 405 of Regulation C of the Securities Act of 1933, as amended, as the Fisher I Property was Stanford’s first interest in producing oil and natural gas properties and Stanford’s own operations before the acquisition were insignificant relative to the operations acquired. In that regard, upon consummation of the acquisition, the historical financial statements of the Fisher I Property became the historical financial statements of the Company. The accompanying predecessor financial statements present the full carve-out revenues earned, the costs and expenses incurred and the cash flows of the predecessor owners relative to the Fisher I Property.

Subsequent to the acquisition of the Fisher I Property, the successor financial statements present the financial position, operations and cash flows of the assets acquired, the liabilities assumed and operations of the Fisher I Property as well as those of other properties acquired subsequently and are reflected at their purchase-date fair values. Those fair values are reflected as the cost of the assets acquired and the carrying amounts of the liabilities assumed, and are the basis of the resulting operations of the successor.

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

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders value through the following:

•	Growing production and reserves by developing our oil-rich resource base. We intend to actively drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 98% oil and 2% natural gas. Of those reserves, 35% of the proved reserves are classified as proved developed producing, or “PDP,” 8% are classified as proved developed non-producing, or “PDNP,” and approximately 57% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital. Through December 31, 2014, we increased our proved reserves to approximately 10.4 million BOE (barrel of oil equivalent). Effectively 100% of our reserves relate to properties located in Texas. We spent approximately $143.0 million on acquisitions and capital projects during 2013 and 2014, and we intend to continually actively drill and develop our acreage in an effort to maximize shareholder value.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•

Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its contacts will be a competitive advantage in identifying acquisition targets. We believe that management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2012	2013	2014

Net production:
Oil (Bbls)	20,531	109,673	457,039
Natural gas (Mcf)	6,480	36,047	38,735

Net sales:
Oil	$1,734,739	$10,178,176	$37,952,888
Natural gas	22,705	137,525	136,555

Average sales price:
Oil (per Bbl)	$84.50	$92.81	$83.06
Natural gas (per Mcf)	3.50	3.82	3.53

Production costs and expenses
Oil and gas production costs	$785,959	$1,207,529	$4,993,167
Production taxes	82,995	476,964	1,760,206
Depreciation, depletion and amortization expense	506,786	2,284,091	11,807,794
Accretion expense	20,906	53,681	154,972
General and administrative expenses	2,392,645	6,682,760	6,803,029

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $27.8 million to $38.1 million in 2014. Oil sales increased approximately $27.8 million while natural gas sales remained effectively the same. The oil sales increase was the result of an increase in sales volume from 109,673 barrels of oil in 2013 to 457,039 barrels of oil in 2014 offset by a decrease of 10% in the average realized per barrel oil price from $92.81 in 2013 to $83.04 in 2014. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume increased from 36,047 Mcf in 2013 to 38,735 Mcf in 2014 but was offset by an 8% decrease in the average realized per Mcf gas price from $3.82 in 2013 to $3.53 in 2014. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases for both oil and natural gas are the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs. Our aggregate oil and gas production costs increased from $1,207,500 in 2013 to $4,993,166 in 2014, and increased on a BOE basis from $10.44 in 2013 to $10.77 in 2014. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. This increase in the aggregate production costs is the result of additional acquisitions and development.

Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 4.62% during 2013 and remained the same in 2014. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $9,523,703 to $11,807,794 in 2014. The increase was a result of increased production volumes and an increase in the average depreciation, depletion and amortization rate from $19.74 per BOE during 2013 to $25.48 per BOE during 2014. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.

General and administrative expenses. General and administrative expenses remained relatively flat, increasing by $120,269 to $6,803,029 during 2014.

Interest income. Interest income was $85,964 in 2014 as compared to $24,706 in 2013. The increase was the result of higher cash on hand during 2014.

Interest expense. Interest expense decreased by $9,890 in 2013 to no expense in 2014. The decrease was the results of having no amounts amounts borrowed on our credit facility during 2014.

Provision for income taxes. The provision for income taxes increased from $77,701 in 2013 to $4,235,739 in 2014. The increase is due to higher net income before taxes in 2014. The effective tax rate in 2014 was 33.5%, which is less than the Company’s federal statutory rate due to the favorable tax impact of stock option exercises, partially offset by adjustments of the prior year’s tax estimate made in 2014.

Net income (loss). During 2014, the Company had net income of $8,420,500 as compared to a net loss of $452,209 during 2013. The primary reason for this change was increased revenues partially offset by an increase in costs of production, depreciation, depletion and amortization and provision for income taxes.

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

Oil and gas production costs. Our aggregate oil and gas production costs increased from $785,959 in 2012 to $1,207,529 in 2013, and decreased on a BOE basis from $36.37 in 2012 to $10.44 in 2013. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. This increase in the aggregate production costs is the result of additional acquisitions and development while the decrease on a per BOE basis was the result of increasing production and the results of work done previously to get wells into proper working order.

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

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,777,305 to $2,284,091 in 2013. The increase was a result of increased production volumes partially offset by a decrease in the average depreciation, depletion and amortization rate from $23.45 per BOE during 2012 to $19.74 per BOE during 2013. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE. The decreased depreciation, depletion and amortization rate was the result of development throughout the year and adding additional reserves.

General and administrative expenses. General and administrative expenses increased by $4,290,115 to $6,682,760 during 2013. This increase was primarily related to an increase in stock based compensation expense of $2,544,341 and an increase in salaries and wages of $1,228,778, partially offset by a decrease in contract labor of $526,125.

Interest income. Interest income was $24,706 in 2013 as compared to $4,309 in 2012. The increase was the result of higher cash on hand during 2013.

Interest expense. Interest expense decreased by $208,915 to $9,890 in 2013. The decrease was the result of having smaller amounts borrowed on our credit facility for a portion of 2013.

Provision for income taxes. The provision for income taxes increased from $(300,024) in 2012 to $77,701 in 2013. The increase was primarily the result of a reduced loss before taxes in 2013 as compared to 2012. The combined federal and state effective tax rate differed from the Company’s federal statutory rate primarily due to state income taxes, non-deductible expenses, and adjustments of the prior year’s tax estimate made in the current year.

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

Credit Facility. Throughout 2012, 2013 and 2014, the Company extended a credit agreement with a bank that provided for a revolving line of credit of up to $10 million for borrowings and letters of credit. The credit agreement included a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility had an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%. The maturity date on the note was extended to October 30, 2015. This credit facility was terminated in July 2014 in connection with the Company entering into a new Credit Agreement.

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

As of December 31, 2014, no amounts are outstanding on our credit facility.

Cash Flows. Historically, our primary sources of cash have been from operationgs and equity offerings. During 2014 and 2013, we had cash inflow of $33,748,065 and $8,116,408, respectively, from operations. During the three years ended December 31, 2014, we financed $114,725,438 through proceeds from the sale of stock and $1,150,000 through borrowings. We primarily used this cash to fund our capital expenditures and development aggregating $149,728,290 over the three years ended December 31, 2014 and reducing debt of $9,244,428. At December 31, 2014, we had cash on hand of $8,622,235 with negative working capital of $1,179,753, as compared to cash on hand of $52,350,583 and working capital of $49,073,394 at December 31, 2013 and cash of $5,404,167 and working capital of $4,691,099 at December 31, 2012.

Schedule of Contractual Obligations. The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2014. The leases pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet for our previous office space in Midland, Texas, as we attempt to sublet the space, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $149,872, $141,593 and $208,091 for the years ended December 31, 2014, 2013 and 2012, respectively. The following table reflects the future minimum lease payments under the operating leases as of December 31, 2014.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	1,519,695	465,175	1,054,520	-	-

Total	1,519,695	465,175	1,054,520	-	-

Long-term asset retirement obligation is not included in the above table as the timing of these payments cannot be reasonably predicted.

Off-Balance Sheet Financing Arrangements

As of December 31, 2014 we had no off-balance sheet financing arrangements.

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

Our reserve estimates as of December 31, 2014 are based on an average price of $85.097 for oil and $3.947 for gas. We have run an impairment test analysis to determine at approximately what price level impairment would result. Because our reserves are predominantly oil, at approximately 98% of total reserves, this analysis was based solely on the oil price while leaving gas prices at the levels used for preparing the reserve estimates as of December 31, 2014. Based on this analysis, our contracted oil price would have to drop below $69.99 per barrel for the Ceiling test to result in impairment to our producing properties.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2014 ranged from a low of $54.60 per barrel to a high of $96.72 per barrel. Natural gas prices we received during 2014 ranged from a low of $1.96 per Mcf to a high of $7.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $3.6 million at December 31, 2014). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2014, sales to two customers, HollyFrontier and Plains Marketing, represented 74% and 18%, respectively, of oil and gas revenues. At December 31, 2014, HollyFrontier and Plains Marketing represented 45% and 37%, respectively, of our accounts receivable.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. Our current credit facility has a floating interest rate. Therefore, if we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows. As of December 31, 2014, the weighted average interest rate on our borrowings would be 2%.

Please also see Item 1A “Risk Factors” above for a discussion of other risks and uncertainties we face in our business.

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

The reports of HBM on the Company’s financial statements for the fiscal years ended December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

In connection with the audit for the past fiscal year and through September 1, 2013, there were no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM, would have caused HBM to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Accounting Firm

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The registered public accounting firm, Eide Bailly LLP, has audited the financial statements included in this annual report and has issued an attestation report on our internal control over financial reporting. The report is set forth under the caption “Report of Independent Registered Public Accounting Firm” in Item 8 of this annual report.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 10, 2015. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position

Kelly Hoffman	56	Chief Executive Officer, Director
David A. Fowler	56	President, Director
Daniel D. Wilson	53	Executive Vice President
William R. Broaddrick	37	Chief Financial Officer
Lloyd T. Rochford	68	Chairman of the Board of Directors
Stanley M. McCabe	82	Director
Anthony B. Petrelli	62	Director
Clayton E. Woodrum	74	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. All of the Board members were re-elected at the Company’s 2014 annual shareholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become andirector or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 56, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996 he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999 he again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011 Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 56, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April of 2001, he co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 53, has 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. For the last 22 years he has served as the Vice President and Manager of Operations for Breck Operating Corporation (“Breck”). He has overseen the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 37, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena Resources, Inc. as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford as Chief Financial Officer. Subsequent to and as a result of the merger transaction between Stanford and Ring Mr. Broaddrick became Chief Financial Officer of Ring Energy as of July 2012.

Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999. Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 68, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

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

Stanley M. McCabe – Director

Mr. McCabe, 82, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded with Mr. Rochford, Arena , serving as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 62, is President, member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his BS in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 74, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a partner in charge of the tax department of a big eight accounting firm to chief financial officer of BancOklahoma Corp., and Bank of Oklahoma. His areas of expertise include business valuation, litigation support including financial analysis, damage reports, depositions and testimony, estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

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

Audit Committee

The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. The Audit Committee is comprised of Messrs. Woodrum, Petrelli and McCabe, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that Mr. Woodrum qualified as “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated by the Securities and Exchange Commission (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Woodrum, Petrelli and McCabe further qualified as “independent” in accordance with the applicable regulations of the NYSE MKT, LLC definition of independent director set forth in the Company Guide, Part 8, Section 803(A). (see the biographical information for Messrs. Woodrum and Petrelli, infra, in this discussion of “Directors and Executive Officers”).

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

Item 11: Executive Compensation

Compensation Discussion & Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, and (ii) all individuals serving as the Company’s principal financial officer or acting in a similar capacity during the last completed fiscal year (“PFO”), regardless of compensation level. As of the end of the last completed fiscal year, the Company had two executive officers other than the PEO and PFO, and this discussion includes the material elements of compensation awarded to, earned by, or paid to such executive officers. These individuals are collectively referred to herein as the (“Named Executive Officers”). This section omits tables and columns if there has been no compensation awarded to, earned by, or paid to any of the Named Executive Officers or directors required to be reported in such table or column in any fiscal year covered by such table.

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

The Compensation Committee does not currently benchmark executive compensation to any other companies. The Compensation Committee believes that bonuses and equity compensation should fluctuate with the Company’s success in achieving financial, operating and strategic goals. The Committee’s philosophy is that the Company should continue to use long-term compensation such as stock options to align shareholder and executives’ interests and should allocate a portion of long-term compensation to the entire executive compensation package.

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

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to shareholders of the Company’s common stock. Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation. Mr. Broaddrick was granted non-qualified stock options in 2012, 2013 and 2014. Messrs. Hoffman, Fowler and Wilson were granted non-qualified stock options in 2013 and 2014. Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of requisite service period served. Non-qualified stock options for Named Executive Officers and other key employees generally vest ratably over five years. No restricted stock was granted to any of the Named Executive Officers.’ The Compensation Committee believes that these awards encourage Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

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

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards (2) ($)	All Other Compensation ($)		Total ($)

Kelly Hoffman,	2014	175,000	-	196,728	24,000	(3)	395,728
Chief Executive Officer,	2013	175,000	5,000	2,336,928	122,500	(4)	2,639,428
effective January 1, 2013	2012	-	-	-	90,833	(5)	90,833

David Fowler,	2014	150,000	-	196,728	24,000	(3)	370,728
President,	2013	150,000	5,000	2,336,928	22,500	(6)	2,514,428
effective January 1, 2013	2012	-	-	-	-		-

Daniel D. Wilson,	2014	150,000	-	163,940	-		313,940
Executive Vice President,	2013	150,000	5,000	1,454,044	-		1,609,044
effective December 17, 2013	2012	-	-	-	-		-

William R. Broaddrick, Chief Financial Officer,	2014	125,000	-	163,940	-		288,940
Interim Chief Executive Officer from September 1,	2013	125,000	5,000	207,549	-		337,549
2012 through December 31, 2012	2012	108,333	3,000	213,711	-		325,044

(1) Salary information for William R. Broaddrick during 2012 includes compensation received from Stanford Energy, Inc. prior to the merger between Stanford and Ring Energy, Inc. and compensation received from Ring subsequent to the merger.

(2) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(3) 2014 Other Compensation for Mssrs. Hoffman and Fowler consists of $24,000 in directors fees.

(4) 2013 Other Compensation to Mr. Hoffman includes a $100,000 signing bonus and $22,500 in director’s fees.

(5) 2012 Other Compensation to Mr. Hoffman consisted of consulting fees

(7) David Fowler received $22,500 in director’s fees during 2013.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the stock options granted during 2014.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value on Grant Date

Kelly Hoffman	12/1/2014	30,000	$8.00	$196,728

David Fowler	12/1/2014	30,000	8.00	196,728

Daniel D. Wilson	12/1/2014	25,000	8.00	163,940

William R. Broaddrick	12/1/2014	25,000	8.00	163,940

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

Kelly Hoffman	150,000	100,000	$2.00	12/01/21
	200,000	300,000	4.50	01/01/23
	5,000	20,000	10.00	12/16/23
	-	30,000	8.00	12/01/24

David Fowler	200,000	300,000	4.50	01/01/23
	5,000	20,000	10.00	12/16/23
	-	30,000	8.00	12/01/24

Daniel D. Wilson	120,000	180,000	4.50	01/01/23
	4,000	16,000	10.00	12/16/23
	-	25,000	8.00	12/01/24

William R. Broaddrick	20,000	40,000	2.00	12/01/21
	10,000	30,000	4.50	09/01/22
	4,000	16,000	10.00	12/16/23
	-	25,000	8.00	12/01/24

The following table provides information regarding options exercised by Named Executive Officers during 2014.

Option Exercises and Stock Vesting
	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

William R. Broaddrick	50,000	$809,000

No Named Executive Officer exercised options during 2013.

Director Compensation

Beginning in February 2013, all directors received a monthly stipend of $2,000. Additionally, each director received $500 for each meeting physically attended. Each outside director also received 40,000 stock options with an exercise price of $8.00 per share as an annual bonus. Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Lloyd T. Rochford	(2)	$24,000	$262,304	-	$286,304

Stanley M. McCabe	(3)	24,000	262,304	-	286,304

David A. Fowler	(4)	24,000	262,304	-	286,304

Kelly Hoffman	(5)	24,000	262,304	-	286,304

Clayton E. Woodrum	(6)	24,000	262,304	-	286,304

Anthony B. Petrelli	(7)	24,000	262,304	-	286,304

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) Lloyd T. Rochford has 140,000 options to purchase Ring stock.

(3) Stanley McCabe has 140,000 options to purchase Ring stock.

(4) David A. Fowler has an aggregate of 555,000 options to purchase Ring stock.

(5) Kelly Hoffman has an aggregate of 805,000 options to purchase Ring stock.

(6) Clayton E. Woodrum has 140,000 options to purchase Ring stock.

(7) Anthony B. Petrelli has 140,000 options to purchase Ring stock.

Report of Compensation Committee

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the New York Stock Exchange listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2014 the Compensation Committee was composed of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the New York Stock Exchange listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item (402(b) of Regulation S-K. Based upon this review and our discussions, the Ring Energy, Inc. Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors

Lloyd T. Rochford (Chair)

Stanley McCabe

_____________________

(1) SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 as amended, or the Securities Exchange act of 1934, as amended.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear above were committee members during 2014. No member of the Compensation Committee is or has been a former or current Named Officer of the Company. Both members of the Compensation Committee, Messrs. Rochford and McCabe, are owners of Arenaco, LLC, which is currently leasing office space to the Company in Tulsa, Oklahoma, as further described in Item 13 of this annual report. None of our Named Officers identified herein served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,684,500	$4.67	2,136,500

Equity compensation plans not approved by security holders	-	-	-

Total	2,684,500	$4.67	2,136,500

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 10, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated is our corporate headquarters. The percentage ownership is based on 25,747,582 shares outstanding at March 10, 2015.

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

	Shares of Common Stock Beneficially Owned
Name	Number		Percent
Kelly Hoffman	362,546	(1)	1%

David A. Fowler	403,200	(2)	2%

Daniel D. Wilson	239,000	(3)	1%

William R. Broaddrick	134,000	(4)	1%

Lloyd T. Rochford	2,344,667	(5)	9%

Stanley M. McCabe	2,351,502	(6)	9%

Anthony B. Petrelli	100,000	(7)	*

Clayton E. Woodrum	78,423	(8)	*

All directors and executive officers as a group (9 persons)	6,013,638	(9)	23%

(1)	Includes 255,000 shares issuable upon the exercise of stock options that are currently exercisable and 100,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.
(2)	Includes 105,000 shares issuable upon the exercise of stock options that are currently exercisable and 100,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.
(3)	Includes 64,000 shares issuable upon the exercise of stock options that are currently exercisable and 60,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.
(4)	Includes 34,000 shares issuable upon the exercise of stock option that are current exercisable.
(5)	Includes 60,000 shares issuable upon the exercise of stock options that are currently exercisable. Includes 2,220,000 shares held by a family trust controlled by Mr. Rochford.
(6)	Includes 60,000 shares issuable upon the exercise of stock options that are currently exercisable. Also includes 1,646,502 shares held by a family trust controlled by Mr. McCabe.
(7)	Includes 60,000 shares issuable upon the exercise of stock options that are currently exercisable.
(8)	Includes 60,000 shares issuable upon the exercise of stock options that are currently exercisable.
(9)	Includes 698,000 shares issuable upon the exercise of stock options that are currently exercisable and 260,000 shares issuable upon the exercise of stock options that will be exercisable within the next 60 days.

*	Represents beneficial ownership of less than 1%

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2014, 2013 and 2012, the Company paid $107,000 to this company.

The Audit Committee reviews any related party transactions. Annually each Board member is required to submit an Independence Certificate, dislosing any affiliations or relationships for evaluation as related party transactions.

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

The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) served as the Company’s independent auditors effective April 15, 2012. On September 1, 2013, HBM resigned as the independent registered public accounting firm of Ring Energy, Inc. and entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm for the fiscal year ended December 31, 2013. The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal year ended December 31, 2014. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. HBM billed the Company an aggregate of $17,000 for professional services rendered for reviews of the Company’s financial statements included in its Form 10-Q’s for the 1st and 2nd quarters of 2013, and the audit of the Company’s financial statements for the year ended December 31, 2012, respectively. Eide Bailly billed the Company an aggregate of $53,500 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q for the 3rd quarter of 2013, and the audit of the Company’s financial statements for the year ended December 31, 2013 and an aggregage of $100,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2014 and the audit of the Company’s financial statements for the year ended December 31, 2014.

Audit Related Fees. HBM billed the Company $1,488 for the year ended December 31, 2013 for services related to the Company’s filing of registration statements and the audit of the Kansas Property acquisition. Eide Bailly billed the Company $11,936 and $32,860, respectively, for the years ended December 31, 2014 and 2013, for services related to the Company’s filing of registration statements.

Tax Fees. Eide Bailly billed the Company $8,500 and $7,500, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2014 and 2013.

All Other Fees. No other fees were billed by HBM or Eide Bailly to the Company during 2014 and 2013.

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

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the year ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with the F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13
10.15	Fourth Amendment to Loan Agreement with F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company.	8-K	001-36057	10.1	2/7/14
10.17	First Amendment to First Amended and Restated Revolver Loan Agreement	10-Q	001-36057	10.17	5/8/14
10.18	Form of Subscription Agreement	8-K	001-36057	10.1	6/20/14
10.19	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Eide Bailly LLC					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: March 16, 2015

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 16, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 16, 2015	Date: March 16, 2015

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 16, 2015	Date: March 16, 2015

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 16, 2015	Date: March 16, 2015

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ring Energy, Inc.

We have audited the accompanying consolidated balance sheets of Ring Energy, Inc. and subsidiary (Ring Energy) as of December 31, 2014, and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. We also have audited Ring Energy’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ring Energy’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EideBailly LLP

Salt Lake City, Utah
March 16, 2015,

www.eidebailly.com

5 Triad Center, Ste. 600 | Salt Lake City, UT 84180-1106 | T 801.532.2200 | F 801.532.7944 | EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Ring Energy, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 1, 2013

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31,	2014	2013
ASSETS
Current Assets
Cash	$8,622,235	$52,350,583
Accounts receivable	3,616,676	3,888,402
Joint interest billing receivable	2,683,787	-
Prepaid expenses and retainers	160,600	66,051
Total Current Assets	15,083,298	56,305,036
Properties and Equipment
Oil and natural gas properties subject to amortization	166,036,400	58,040,724
Fixed assets subject to depreciation	1,209,809	257,911
Total Properties and Equipment	167,246,209	58,298,635
Accumulated depreciation, depletion and amortization	(14,688,047)	(2,880,253)
Net Properties and Equipment	152,558,162	55,418,382
Total Assets	$167,641,460	$111,723,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$16,241,022	$6,229,490
Other accured liabilities	22,029	1,002,153
Total Current Liabilities	16,263,051	7,231,643
Deferred income taxes	4,939,390	703,651
Asset retirement obligation	3,896,489	1,182,410
Total Liabilities	25,098,930	9,117,704
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 25,734,467 shares and 23,576,313 shares issued and outstanding, respectively	25,734	23,576
Additional paid-in capital	140,532,323	109,018,165
Retained earnings (accumulated deficit)	1,984,473	(6,436,027)
Total Stockholders' Equity	142,542,530	102,605,714
Total Liabilities and Stockholders' Equity	$167,641,460	$111,723,418

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2014	2013	2012

Oil and Gas Revenues	$38,089,443	$10,315,701	$1,757,444

Costs and Operating Expenses
Oil and gas production costs	4,993,166	1,207,529	785,959
Oil and gas production taxes	1,760,206	476,964	82,995
Depreciation, depletion and amortization	11,807,794	2,284,091	506,786
Asset retirement obligation accretion	154,973	53,681	20,906
General and administrative expense	6,803,029	6,682,760	2,392,645

Total Costs and Operating Expenses	25,519,168	10,705,025	3,789,291

Income (Loss) from Operations	12,570,275	(389,324)	(2,031,847)

Other Income (Expense)
Gain on derivative put options	-	-	276,736
Interest income	85,964	24,706	4,309
Interest expense	-	(9,890)	(218,805)

Net Other Income	85,964	14,816	62,240

Income (Loss) Before Provision for Income Taxes	12,656,239	(374,508)	(1,969,607)

(Provision for) Benefit from Income Taxes	(4,235,739)	(77,701)	300,324

Net Income (Loss)	$8,420,500	$(452,209)	$(1,669,283)

Basic Earnings (Loss) per share	$0.34	$(0.03)	$(0.21)
Diluted Earnings (Loss) per share	$0.33	$(0.03)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total Stockholders'
	Common Stock		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2011	3,440,000	$3,440	$204,585	$(4,314,535)	$(4,106,510)
Share-based compensation	-	-	944,681	-	944,681
Common stock issued to purchase
Ring Energy, Inc.	6,579,808	6,580	13,525,180	-	13,531,760
Common stock issued for cash	3,148,425	3,148	13,005,914	-	13,009,062
Common stock issued in property acquisitions	997,778	998	4,489,003	-	4,490,001
Net loss	-	-	-	(1,669,283)	(1,669,283)
Balance, December 31, 2012	14,166,011	$14,166	$32,169,363	$(5,983,818)	$26,199,711
Share-based compensation	-	-	3,489,022	-	3,489,022
Common stock issued for cash	9,378,580	9,378	73,192,312	-	73,201,690
Common stock issued for services	10,000	10	99,990	-	100,000
Options exercised (cashless exercise)	6,722	7	(7)	-	-
Options exercised	15,000	15	67,485	-	67,500
Net loss	-	-	-	(452,209)	(452,209)
Balance, December 31, 2013	23,576,313	$23,576	$109,018,165	$(6,436,027)	$102,605,714
Share-based compensation	-	-	2,517,211	-	2,517,211
Options exercised (cashless exercise)	68,547	68	(68)	-	-
Options exercised	70,000	70	214,930	-	215,000
Common stock issued for cash, net	2,000,001	2,000	28,512,686	-	28,514,686
Common stock issued for services	5,000	5	87,045	-	87,050
Common stock issued as consideration
in property acquisitions	14,606	15	182,354	-	182,369
Net income	-	-	-	8,420,500	8,420,500
Balance, December 31, 2014	25,734,467	$25,734	$140,532,323	$1,984,473	$142,542,530

The accompanying notes are an integral part of these consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$8,420,500	$(452,209)	$(1,669,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,807,794	2,284,091	506,786
Accretion expense	154,973	53,681	20,906
Share-based compensation	2,517,211	3,489,022	944,681
Stock issued for services	87,050	100,000	-
Gain on derivative put options	-	-	(276,736)
Deferred income tax expense (benefit)	4,235,739	77,701	(300,324)
Changes in assets and liabilities:
Accounts receivable	(2,412,061)	(3,470,437)	(326,943)
Prepaid expenses	(94,549)	(5,653)	87,845
Accounts payable	9,031,408	6,040,212	1,081,217
Accrued compensation	-	-	(100,000)
Net Cash Provided by (Used in) Operating Activities	33,748,065	8,116,408	(31,851)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(15,054,649)	(5,192,441)	(3,684,674)
Payments to develop oil and natural gas properties	(90,160,236)	(29,103,392)	(6,532,898)
Purchase of equipment, vehicles and leasehold improvements	(951,898)	(82,805)	(159,977)
Plugging and abandonment cost incurred	(39,316)	(60,544)	-
Net Cash Used in Investing Activities	(106,206,099)	(34,439,182)	(10,377,549)
Cash Flows From Financing Activities
Proceeds from borrowings from Ring Energy, Inc.	-	-	1,150,000
Proceeds from issuance of common stock	28,514,686	73,201,690	13,009,062
Proceeds from option exercise	215,000	67,500	-
Proceeds from issuance of common stock to
Ring Energy, Inc. shareholders	-	-	10,887,561
Principal payments on revolving line of credit	-	-	(9,244,428)
Net Cash Provided by Financing Activities	28,729,686	73,269,190	15,802,195
Net (Decrease) Increase in Cash	(43,728,348)	46,946,416	5,392,795
Cash at Beginning of Period	52,350,583	5,404,167	11,372
Cash at End of Period	$8,622,235	$52,350,583	$5,404,167
Supplemental Cash Flow Information
Cash paid for interest	$-	$9,890	$221,927
Noncash Investing and Financing Activities
Oil and gas properties acquired	$-	$-	$9,689,488
Deferred tax liability assumed (net)	-	-	(1,362,665)
Asset retirement obligation assumed	575,977	-	(152,148)
Revision of asset retirement obligation estimate	-	211,691	-
Asset retirement obligation incurred during development	2,022,445	481,296	(14,214)
Payments with Ring Energy, Inc. shares	182,369	-	(4,490,001)

Issuance of common stock to Ring Energy, Inc. shareholders	$-	$-	$13,531,760
Accounts payable assumed	-	-	9,893
Less: Tax benefit	-	-	(436,391)
Less: Elimination of note payable to Ring Energy, Inc.	-	-	(2,003,122)
Less: Prepaid expenses acquired	-	-	(26,942)
Less: Property and equipment acquired	-	-	(187,637)
Proceeds from issuance of common stock to
Ring Energy, Inc. shareholders	$-	$-	$10,887,561

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

Reorganization into Ring Energy, Inc. – On June 28, 2012, Ring Energy, Inc. (“Ring”) completed the acquisition of Stanford Energy, Inc. (“Stanford”) through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford became a wholly-owned subsidiary of Ring. At the closing, the Stanford shareholders exchanged their 1,376 shares of Stanford common stock for 3,440,000 shares of Ring common stock. In addition, Ring assumed and adopted Stanford’s equity compensation plan and its outstanding options to purchase 450 shares of Stanford common stock, which represented the right to purchase 1,125,000 shares of Ring common stock at $2.00 per share. On February 6, 2012, the date the terms of the exchange agreement were agreed to and announced, Ring has 5,786,884 shares of common stock outstanding, of which Stanford shareholders held 793,317 shares. In addition, Stanford’s shareholders obtained the right to appoint a majority of the members of the Ring board of directors and senior management of the combined company.

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

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

Fair Value of Non-financial Assets and Liabilities – The Company also applies fail value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property and equipment and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on managements’ expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $8,372,235 at December 31, 2014. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2014 and 2013. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended December 31,
	2014	2013	2012
Depletion	$11,680,537	$2,223,477	$474,056
Depletion rate, per barrel-of-oil-equivalent (BOE)	$25.20	$19.74	$23.45

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

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	10 years
Office equipment and software	3-7 years
Machinery and equipment	5-10 years

Depreciation expense was $127,257, $60,614 and $32,730 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal and Kansas income tax returns for the years ended December 31, 2011 through 2013 remain subject to examination. The Company’s franchise tax returns in Texas remain subject to examination for 2010 through 2013. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2014, sales to two customers represented 75% and 18%, respectively. At December 31, 2014, these two customers made up 45% and 37%, respectively, of accounts receivable. During the year ended December 31, 2013, sales to one customer represented 97% of total sales, respectively. At December 31, 2013, this one customer made up 99% of accounts receivable. During the year ended December 31, 2012, sales to three customers represented 50% 25% and 23% of total sales, respectively. At December 31, 2012, one of these customers made up 94% of accounts receivable. The loss of this customer would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

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

Stock-based employee compensation incurred for the years ended December 31, 2014, 2013 and 2012 was $2,517,211, $3,489,022 and $944,681, respectively.

Recently Adopted Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition,  and most industry-specific guidance throughout the Industry Topics of the Codification. The Company must comply with this ASU beginning in fiscal year 2017 and early adoption is not permitted.  Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach.  The Company is currently evaluating the potential impact of this guidance.

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the years ended December 31,	2014	2013	2012
Net Income (Loss)	$8,420,500	$(452,209)	$(1,669,283)
Basic Weighted-Average Shares Outstanding	24,739,795	16,376,911	8,073,176
Effect of dilutive securities:
Stock options	1,150,490	-	-
Diluted Weighted-Average Shares Outstanding	25,890,285	16,376,911	8,073,176
Basic Earnings (Loss) per Share	$0.34	$(0.03)	$(0.21)
Diluted Earnings (Loss) per Share	$0.33	$(0.03)	$(0.21)

Stock options to purchase 455,500, 2,647,500 and 1,125,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the year ended December 31, 2014, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

NOTE 3 – OIL AND GAS PROPERTIES

Torchlight Joint Venture – On October 16, 2013, Ring Energy, Inc. (“Ring”) entered into a Joint Development Agreement (the “Agreement”), effective immediately, with Torchlight Energy Resources, Inc. (“Torchlight”), to develop Ring’s existing Kansas leasehold, consisting of approximately 17,000 acres in Gray, Haskell and Finney counties.

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

RAW Acquisition – In February 2014, Ring acquired additional proved developed and undeveloped oil and natural gas reserves (the “RAW Properties”) located in the Permian Basin, Andrews County, Texas. The RAW Properties consist of varied working interests (81% to 93%) and net revenue interests (61% to 70%) in eleven producing leases which include 907 net acres. The transaction also included 660 net acres of non-producing leasehold. Consideration given consisted of cash payments totaling $6,510,791. The Company incurred $20,003 in acquisition-related costs, which were recognized in general and administrative expense.

The acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of February 27, 2014, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes.

The estimated fair value of RAW Properties approximated the consideration paid which the Company concluded approximated the fair value that would be paid by a typical market participant. As a result, no goodwill or bargain purchase gain was recognized in conjunction with the purchase of these properties. The fair value estimated based upon market assumptions of future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. Based on the unobservable nature of certain of these assumptions, the valuation is considered Level 3 under the fair value hierarchy. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

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

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	As of	As of
	December 31,	December 31,
	2014	2013
Proved oil and natural gas properties	$166,036,400	$58,040,724
Office equipment	1,209,809	257,911
Total capitalized costs	167,246,209	58,298,635
Accumulated depletion, depreciation and amortization	(14,688,047)	(2,880,253)
Net Capitalized Costs	$152,558,162	$55,418,382

Net Costs Incurred in Oil and Gas Producing Activities

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2014	2013
Acquisition of proved properties	$15,812,995	$5,192,441
Development costs	92,182,681	29,796,379

Total Net Costs Incurred	$107,995,676	$34,988,820

NOTE 5 – NOTES PAYABLE

Notes Payable – Throughout 2012, 2013 and 2014, the Company extended a credit agreement with a bank that provided for a revolving line of credit of up to $10 million for borrowings and letters of credit. The credit agreement included a non-usage commitment fee of 0.20% per annum and covenants limiting other indebtedness, liens, transfers or sales of assets, distributions or dividends and merger or consolidation activity. The facility had an interest rate of the bank’s prime rate plus 0.75% with the total interest rate to be charged being no less than 4.00%. The maturity date on the note was extended to October 30, 2015. This credit facility was terminated in July 2014 in connection with the Company entering into a new Credit Agreement.

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

The credit facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2014, the Company was in compliance with all covenants.

As of December 31, 2014, no amounts are outstanding on our credit facility.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2012, 2013 and 2014 is as follows:

Balance, December 31, 2011	$274,788
Liabilities incurred	200,593
Accretion expense	20,906
Balance, December 31, 2012	$496,286
Liabilities incurred	481,296
Revision of estimate	211,691
Liabilities settled	(60,544)
Accretion expense	53,681
Balance, December 31, 2013	$1,182,410
Liabilities acquired	575,977
Liabilities incurred	2,022,445
Liabilities settled	(39,316)
Accretion expense	154,973
Balance, December 31, 2014	$3,896,489

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

Common Stock Issued in Private Offering – From July through October 2012, the Company issued 3,148,425 shares of common stock, valued at $14,167,913, or $4.50 per share, in a private placement. Proceeds from the offering totaled $13,009,062, net of offering costs and expenses paid of $1,158,851.

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

In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. Offering costs totaled $1,485,328. The Company filed a registration statement with the SEC to register such shares, which was declared effective September 3, 2014.

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

In July 2014, the Company issued 5,000 shares of common stock, valued at $87,050, or $17.41 per share, as compensation for services provided.

Common Stock Issued for option exercises – In January 2013, the Company issued 6,722 shares of common stock as the result of the cashless exercise of 10,000 stock options with an exercise price of $2.00. The Company withheld 3,278 shares, valued at $20,000 or $6.10 per share, as the exercise price.

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

In November 2014, the Company issued 3,643 shares of common stock as the result of the cashless exercise of 5,000 stock options with an exercise price of $4.50 per share. The Company withheld 1,357 shares, valued at $22,500 or $16.58 per share.

Common Stock Issued as Consideration for Property Acquisitions– In October and December 2012, the Company issued a total of 997,778 shares of common stock, valued at $4,490,001 or $4.50 per share, in three separate oil and gas property acquisitions.

In September 2014, the Company issued 8,783 shares of common stock, valued at $130,428, or $14.85 per share, as consideration in a property acquisition.

In December 2014, the Company issued 5,823 shares of common stock, valued at $51,941, or $8.92 per share, as consideration in property acquisitions.

NOTE 8 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There are 2,136,500 shares eligible for grant, either as options or as restricted stock, at December 31, 2014.

Employee Stock Options – Following is a table reflecting the issuances during 2012, 2013 and 2014 and their related exercise prices:

Grant date	# of options	Exercise price
July 1, 2012	75,000	$4.50
September 1, 2012	50,000	4.50
October 1, 2012	40,000	4.50

January 1, 2013	1,375,000	$4.50
February 13, 2013	25,000	4.50
March 15, 2013	150,000	5.50
June 25, 2013	35,000	7.50
December 16, 2013	100,000	10.00

April 11, 2014	5,000	$16.99
September 25, 2014	23,000	14.54
October 13, 2014	2,500	13.12
November 18, 2014	45,000	12.79
December 1, 2014	293,000	8.00

	2,218,500

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2014, 2013 and 2012 and changes during the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of the year	2,647,500	$4.01	1,125,000	$2.37	1,125,000	$2.00
Issued	368,500	9.15	1,685,000	4.98	165,000	4.50
Forfeited	(177,500)	5.62	(137,500)	2.55	(165,000)	2.00
Exercised	(154,000)	2.90	(25,000)	3.50	-	-

Outstanding at end of year	2,684,500	$4.67	2,647,500	$4.01	1,125,000	$2.37

Exercisable at end of year	728,000	$3.22	662,500	$3.13	200,000	$2.00

Weighted average fair value of options granted during the year		$7.55		$4.35		$4.26

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2014, 2013 and 2012. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2014, 2013 and 2012:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

July 1, 2012	0.67%	6.5	-	158%
September 1, 2012	0.80%	6.5	-	153%
October 1, 2012	0.25%	5.75	-	147%

January 1, 2013	0.76%	6.5	-	138%
February 13, 2013	0.92%	6.5	-	137%
March 15, 2013	0.84%	6.5	-	132%
June 25, 2013	1.49%	6.5	-	128%
December 16, 2013	1.55%	6.5	-	119%

April 11, 2014	1.58%	6.5	-	114%
September 25, 2014	1.75%	6.5	-	108%
October 13, 2014	1.45%	6.5	-	107%
November 18, 2014	1.66%	6.5	-	106%
December 1, 2014	1.52%	6.5	-	108%

As of December 31, 2014, there was approximately $5,053,443 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2014 was $15,780,775. The aggregate intrinsic value of options exercisable at December 31, 2014 was $5,299,000. The year end intrinsic values are based on a December 31, 2014 closing price of $10.50.

Options exercised of 154,000 in 2014 and 25,000 in 2013, had an aggregate intrinsic value on the date of exercise of $2,159,330 and $149,000, respectively. No options were exercised during 2012.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2014:

	Options Outstanding

Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
2.00	740,000	6.92	420,000
4.50	1,415,000	7.97	280,000
5.50	45,000	8.20	-
7.50	29,000	8.48	5,000
10.00	90,000	8.96	5,000
16.99	5,000	9.28	18,000
14.54	20,000	9.73	-
13.12	2,500	9.78	-
12.79	45,000	9.88	-
8.00	293,000	9.92	-

	2,684,500	7.99	728,000

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes. Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2014, 2013 or 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

The company is leasing office space from Arenaco, LLC, a company that is owned by two of stockholders’ of the company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2014, 2013 and 2012, the Company paid $107,000 to this company.

The Company entered into a promissory note for $1,000,000 in January 2012 to cover $850,000 in advances from Ring Energy, Inc. to Stanford Energy, Inc. in 2011 and $150,000 in advances made during early 2012. This was settled as part of the merger in 2012.

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

Operating leases – The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2014. The leases pertain to approximately 15,000 square feel of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet that was our former corporate headquarters in Midland, Texas, which we have recently vacated and will attempt to sublet, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expense of $167,120, $141,593 and $208,091 for the years ended December 31, 2014, 2013 and 2012, respectively. The following table reflects the future minimum lease payments under the operating lease as of December 31, 2014.

Year	Lease Obligation

2015	$465,175
2016	537,335
2017	450,935
2018	66,250

$1,519,695

NOTE 11 – INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, components of our provision for income taxes are as follows:

Provision for Income Taxes	2014	2013	2012
Deferred taxes	$4,235,739	$77,701	$(707,270)
Effect of offset from Kansas property acquisition	-	-	406,946
Provision for (Benefit from) Income Taxes	$4,235,739	$77,701	$(300,324)

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2014	2013	2012
Tax at federal statutory rate (34%)	$4,303,121	$(127,333)	$(669,666)
Non-deductible expenses	4,465	4,450	1,098
Excess tax benefit from stock option exercises	(595,322)	-	-
Adjust prior estimates to tax return	396,061	213,431	406,946
States taxes, net of Federal benefit	127,414	(17,864)	(93,950)
Effect of tax rates lower than statutory rate	-	5,017	55,248
Provision for (Benefit from) Income Taxes	$4,235,739	$77,701	$(300,324)

The net deferred tax liability consisted of the following at December 31, 2014 and 2013:

Deferred Taxes:	2014	2013
Deferred tax liabilities
Property and equipment	$25,683,495	$9,009,106

Deferred tax assets
Stock-based compensation	2,253,286	1,682,601
Operating loss and IDC carryforwards	18,490,819	6,622,854
Deferred tax assets	20,744,105	8,305,455
Net deferred income tax liability	$4,939,390	$703,651

As of December 31, 2014, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $54.4 million which, if unused, will begin to expire in 2027 and fully expire in 2033.

NOTE 12 – QUARTERLY FINANCIAL DATE (UNAUDITED)

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$328,003	$342,522	$374,739	$712,180
Operating Income (Loss)	(589,127)	(488,086)	(652,933)	(301,701)
Net Income (Loss)	(630,274)	(541,377)	(631,453)	133,821
Basic Net Income Per Share	$(0.18)	$(0.15)	$(0.06)	$0.01
Diluted New Income Per Share	(0.18)	$(0.15)	(0.06)	0.01

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,151,597	$1,291,579	$2,820,731	$5,051,794
Operating Income (Loss)	(965,280)	(890,393)	(143,735)	1,610,084
Net Income (Loss)	(965,280)	(890,393)	(131,493)	1,534,957
Basic Net Income Per Share	$(0.07)	$(0.06)	$(0.01)	$0.08
Diluted New Income Per Share	(0.07)	(0.06)	(0.01)	0.08

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$5,970,452	$11,204,238	$10,929,771	$9,984,982
Operating Income	1,804,352	4,459,373	2,724,204	3,582,346
Net Income	1,163,689	2,821,738	1,726,469	2,708,604
Basic Net Income Per Share	$0.05	$0.12	$0.07	$0.11
Diluted New Income Per Share	0.05	0.11	0.06	0.10

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company has drawn down $5,000,000.00 on its credit facility.

We have evaluated subsequent events after the balance sheet date of December 31, 2014 through the time of filing with the SEC on March 16, 2015, which is the date the financial statements were issued.

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

For the years ended December 31,	2014	2013	2012
Oil and gas sales	$38,089,443	$10,315,701	$1,757,444
Production costs	(4,993,167)	(1,207,529)	(785,959)
Production taxes	(1,760,206)	(476,964)	(82,995)
Depreciation, depletion, amortization and accretion	(11,962,766)	(2,337,772)	(527,692)
General and administrative (exclusive of corporate overhead)	(660,862)	(646,625)	(322,821)
Results of Oil and Gas Producing Operations	$18,712,442	$5,646,811	$37,977

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

For the Year Ended December 31,	2014		2013
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	6,855,655	2,487,042	3,646,743	1,733,780
Purchases of minerals in place	2,828,530	511,921	934,716	208,013
Improved recovery and extensions	1,273,327	117,778	2,676,934	595,729
Sale of minerals in place	-	-	(16,100)	-
Production	(456,852)	(70,534)	(109,673)	(36,047)
Revision of previous estimate	(258,369)	(2,057,898)	(276,965)	(14,433)

End of year	10,242,291	988,309	6,855,655	2,487,042

Proved Developed at end of year	4,454,414	299,188	1,941,367	630,751

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

December 31,	2014	2013
Future cash flows	$875,492,876	$648,958,812
Future production costs	(217,842,533)	(165,478,373)
Future development costs	(113,073,539)	(98,287,766)
Future income taxes	(165,083,198)	(125,104,471)
Future net cash flows	379,493,606	260,088,202
10% annual discount for estimated timing of cash flows	(183,148,613)	(126,140,275)

Standardized Measure of Discounted Cash Flows	$196,344,993	$133,947,927

	2014	2013
Beginning of the year	$133,947,927	$71,358,446
Purchase of minerals in place	89,152,815	24,631,148
Extensions, discoveries and improved recovery, less related costs	39,903,356	72,635,671
Development costs incurred during the year	90,562,299	29,103,392
Sales of oil and gas produced, net of production costs	(33,096,276)	(994,793)
Sales of minerals in place	-	(1,039,031)
Accretion of discount	16,564,967	8,568,497
Net changes in price and production costs	(30,191,382)	5,568,442
Net change in estimated future development costs	(31,004,796)	(6,499,395)
Revision of previous quantity estimates	(15,044,380)	(10,313,017)
Revision of estimated timing of cash flows	(43,530,618)	(29,859,746)
Net change in income taxes	(20,918,919)	(29,211,687)

End of the Year	$196,344,993	$133,947,927

