Form 10-Q
period 2015-03-31
RING ENERGY, INC.
filed 2015-05-06
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ☒ No

The registrant has one class of common stock of which 25,776,342 shares were outstanding at May 5, 2015.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2015

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2014. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

•	declines or volatility in the prices we receive for our oil and natural gas;

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$2,850,125	$8,622,235
Accounts receivable	2,853,940	3,616,676
Joint interest billing receivable	3,001,085	2,683,787
Prepaid expenses and retainers	149,731	160,600
Total Current Assets	8,854,881	15,083,298
Properties and Equipment
Oil and natural gas properties subject to amortization	175,689,596	166,036,400
Office equipment and automobiles	1,374,213	1,209,809
Total Properties and Equipment	177,063,809	167,246,209
Accumulated depreciation, depletion and amortization	(18,342,345)	(14,688,047)
Net Properties and Equipment	158,721,464	152,558,162
Total Assets	$167,576,345	$167,641,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,930,803	$16,241,022
Other accrued liabilities	-	22,029
Total Current Liabilities	6,930,803	16,263,051

Deferred income taxes	4,366,405	4,939,390
Long term debt	10,000,000	-
Asset retirement obligations	3,995,043	3,896,489
Total Liabilities	25,292,251	25,098,930
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
25,767,582 shares and 25,734,467 shares outstanding, respectively	25,767	25,734
Additional paid-in capital	141,249,478	140,532,323
Retained earnings	1,008,849	1,984,473
Total Stockholders' Equity	142,284,094	142,542,530
Total Liabilities and Stockholders' Equity	$167,576,345	$167,641,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2015	2014

Oil and Gas Revenues	$6,045,701	$5,970,452

Costs and Operating Expenses
Oil and gas production costs	1,867,795	771,100
Oil and gas production taxes	277,031	275,961
Depreciation, depletion and amortization	3,654,298	1,530,196
Accretion expense	66,979	24,382
General and administrative expense	1,728,987	1,564,461

Total Costs and Operating Expenses	7,595,090	4,166,100

Income (Loss) from Operations	(1,549,389)	1,804,352

Other Income
Interest income	780	42,733

Net Other Income	780	42,733

Income (loss) before tax provision	(1,548,609)	1,847,085

(Provision For) Benefit From Income Taxes	572,985	(683,436)

Net Income (Loss)	$(975,624)	$1,163,649

Basic Earnings (Loss) per Share	$(0.04)	$0.05
Diluted Earnings (Loss) per Share	$(0.04)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(975,624)	$1,163,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,654,298	1,530,196
Accretion expense	66,979	24,382
Share-based compensation	654,688	659,468
Deferred income taxes	(572,985)	683,436
Changes in assets and liabilities:
Accounts receivable	445,438	1,007,275
Prepaid expenses	10,869	18,838
Accounts payable	(9,332,248)	2,438,191
Net Cash Provided by (Used in) Operating Activities	(6,048,585)	7,525,475
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(954,458)	(8,121,630)
Payments to develop oil and natural gas properties	(8,667,163)	(13,858,512)
Payments to purchase equipment and leasehold improvements	(164,404)	(123,851)
Net Cash Used in Investing Activities	(9,786,025)	(22,103,993)
Cash Flows From Financing Activities
Proceeds from option exercise	62,500	22,500
Payment of offering costs	-	(61,719)
Proceeds from borrowings on credit facility	10,000,000	-
Net Cash Provided by (Used in) Financing Activities	10,062,500	(39,219)
Net Decrease in Cash	(5,772,110)	(14,617,737)
Cash at Beginning of Period	8,622,235	52,350,583
Cash at End of Period	$2,850,125	$37,732,846
Noncash Investing and Financing Activities
Asset retirement obligation acquired	$-	$294,772
Asset retirement obligation incurred during development	31,575	299,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.

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

Fair Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (FASB) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2015. During the three months ended March 31, 2015, sales to three customers represented 50%, 34% and 10%, respectively, of the Company’s oil and gas revenues. At March 31, 2015, these customers made up 37%, 40% and 8%, respectively, of the Company’s accounts receivable.

Approximately half of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2015. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2015, was $3,654,298, based on depletion at the rate of $25.65 per barrel of oil equivalent compared to $1,530,196 for the three months ended March 31, 2014, based on depletion at the rate of $23.07 per barrel of oil equivalent. These amounts include $53,755 and $21,686, respectively, of depreciation for the three months ended March 31, 2015 and 2014, respectively.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2015	2014
Net Income (Loss)	$(975,624)	$1,163,689
Basic Weighted-Average Shares Outstanding	25,746,513	23,581,357
Effect of dilutive securities:
Stock options	-	1,123,295
Diluted Weighted-Average Shares Outstanding	25,746,513	24,704,652
Basic Earnings (Loss) per Share	$(0.04)	$0.05
Diluted Earnings (Loss) per Share	$(0.04)	$0.05

Stock options to purchase 2,649,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2015, as their effect would have been anti-dilutive. Stock options to purchase 100,000 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2014, as their effect would have been anti-dilutive.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – REVOLVING LINE OF CREDIT

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2015, the Company was in compliance with all covenants.

As of March 31, 2015, $10,000,000 was outstanding on our Credit Facility.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2014	$3,896,489
Liabilities incurred	31,575
Accretion expense	66,979
Balance, March 31, 2015	$3,995,043

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise – During the three months ended March 31, 2014, the Company issued 5,000 shares of common stock as the result of an option exercise. The Company received the exercise price of $4.50 per share for an aggregate amount of $22,500.

Also during the three months ended March 31, 2014, the Company issued 20,361 shares of common stock as the result of the cashless exercise of 20,000 stock options with an exercise price of $2.00 and 5,000 stock options with an exercise price of $5.50. The Company withheld 4,639 shares, valued at $67,500 or $14.55 per share.

During the three months ended March 31, 2015, the Company issued 25,000 shares of common stock as the result of option exercises. Of the 25,000 options exercised, 5,000 had an exercise price of $4.50 per share and 20,000 had an exercise price of $2.00 per share. The Company received an aggregate amount of $62,500 as a result of the option exercises.

Also during the three months ended March 31, 2015, the Company issued 8,115 shares of common stock as the result of the cashless exercise of 10,000 stock options with an exercise price of $2.00 per share. The Company withheld 1,885 shares, valued at $20,000 or $10.61 per share.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three months ended March 31, 2015, was $654,688 as compared to $659,468 for the three months ended March 31, 2014. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2015, there were 2,136,500 shares remaining eligible for issuance under the plan.

A summary of the stock option activity as of March 31, 2015, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2014	2,684,500	$4.67
Exercised	(35,000)	2.36
Outstanding, March 31, 2015	2,649,500	$4.70	7.8 Years	$15,893,740
Exercisable, March 31, 2015	968,000	$3.62	7.3 Years

The intrinsic value was calculated using the closing price on March 31, 2015 of $10.62. As of March 31, 2015, there was approximately $4,398,755 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.4 years. The total intrinsic value of options exercised during the three months ended March 31, 2015, was $621,550.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and our interim unaudited financial statements and accompanying notes to these financial statements.

Results of Operations – For the Three Months Ended March 31, 2015 and 2014

Oil and natural gas sales. For the three months ended March 31, 2015, oil and natural gas sales revenue increased $75,249 to $6,045,701, compared to $5,970,452 for the same period during 2014. Oil sales increased $70,547 and natural gas sales increased $4,702. While our sales volumes were significantly higher during the three months ended March 31, 2015, as compared to 2014, this was offset by lower oil and gas prices received. For the three months ended March 31, 2015, oil sales volume increased 73,146 barrels to 137,090 barrels, compared to 63,944 barrels for the same period in 2014. The average realized per barrel oil price decreased 53% from $92.71 for the three months ended March 31, 2014, to $43.76 for the three months ended March 31, 2015. For the three months ended March 31, 2015, gas sales volume increased 11,231 thousand cubic feet (MCF) to 19,848 MCF, compared to 8,617 MCF for the same period in 2014. The average realized natural gas price per MCF decreased 52% from $4.88 for the three months ended March 31, 2014, to $2.36 for the three months ended March 31, 2015.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $771,100 or $11.79 per barrel of oil equivalent (BOE) for the three months ended March 31, 2014, to $1,867,795 or $13.30 per BOE for the three months ended March 31, 2015. In total, lease operating expenses increased primarily as a result of drilling additional wells during 2014 as well as additional costs due to severe winter weather. On a per BOE basis, operating expenses increased primarily as a result of the inclusion of a portion of ad valorem taxes which will be allocated throughout the year.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2014, and remained steady at 5% for the three months ended March 31, 2015. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas change its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,124,102 to $3,654,298 for the three months ended March 31, 2015, compared to $1,530,196 during the same period in 2014. The increase was primarily the result of higher production volumes.

General and administrative expenses. General and administrative expenses were $1,728,987 for the three months ended March 31, 2015, as compared to $1,564,461 for the three months ended March 31, 2014. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase.

Net income (loss). For the three months ended March 31, 2015, there was a net loss of $975,624, as compared to net income of $1,163,649 for the three months ended March 31, 2014. The primary reason for this change was lower received oil and gas prices.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2015, the Company had cash on hand of $2,850,125, compared to $8,622,235 as of December 31, 2014. The Company had cash used in operating activities for the three months ended March 31, 2015, of $6,048,585, compared to cash provided by operating activities of $7,525,475 for the same period of 2014. The most significant cash outflows during the three months ended March 31, 2015 and 2014, were capital expenditures of $9,786,025 and $22,103,993, respectively. The most significant cash inflow during the three months ended March 31, 2015 was $10,000,000 drawn on our outstanding Credit Facility.

In July 2014, the Company entered into the Credit Facility with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders.  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $150 million. The Credit Facility matures on July 1, 2019, and is secured by substantially all of the Company’s assets.

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

As of March 31, 2015, $10,000,000 was outstanding on our Credit Facility.

To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties. We do not intend to limit our evaluation to any one state. We presently have no intention to evaluate off-shore properties or properties located outside of the United States.

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

Disclosure of Contractual Obligations

The following table reflects the contractual obligations over the periods shown as of December 31, 2014.

Contractual obligations		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,519,695	$465,175	$988,270	$66,250	$-

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

Oil prices and natural gas prices have declined significantly, and forecasted prices for both oil and gas for the remainder of 2015 have also declined.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and, therefore, potentially lower our oil and gas reserves.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under its bank credit facility. As of May 31, 2015, we had $10,000,000 outstanding on our Credit Facility. A 1% change in interest rates would have had a negligible impact on our income and comprehensive income for the period ended March 31, 2015. If we draw additional funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2015, ranged from a low of $41.39 per barrel to a high of $45.82 per barrel. Natural gas prices we received during the same period ranged from a low of $1.50 per Mcf to a high of $3.05 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and Ring’s ability to borrow and raise additional capital. The amount the Company can borrow under our Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Ring currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $2.9 million at March 31, 2015) and through receivables from our joint interest partners (approximately $3 million at March 31, 2015). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2015, sales to three customers, HollyFrontier Refining and Marketing (“Holly Frontier”), Occidental Energy Marketing (“Oxy”) and Plains Marketing LP (“Plains”) represented 50%, 34% and 10% of oil and gas revenues, respectively. For the three month period ended March 31, 2015, HollyFrontier, Oxy and Plains represented 37%, 40% and 8% of our accounts receivable, respectively.

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

Part II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On June 18, 2014, we completed our offering of 2,000,001 shares of common stock at $15.00 a private placement offering. The shares were placed by SunTrust Robinson Humphrey Inc. as lead placement agent, and Global Hunter Securities LLC, acting as co-placement agent in the transaction. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. The Company filed a registration statement with the SEC with respect to the resale shares on Form S-1, as amended (Registration No. 333-197359), which was declared effective on September 3, 2014. The Company filed a Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (Registration No. 333-199865) to convert the Form S-1 into a registration statement on a Form S-3 (declared effective November 18, 2014).

The gross proceeds from the offering were $30,000,015 million, and the net proceeds from the offering were $28,512,686 million, after deducting commissions and offering expenses payable by the Company of $1,487,329. The offering costs included $1,227,000 of commissions paid to the placement agent with the remainder of the offering expenses being various legal, accounting, travel and other costs. No amounts were paid, directly or indirectly, to any director, officer or 10% owner. All of the net proceeds were used to fund our development activity.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Stanford Energy Promissory Note dated March 28, 2012	8-K	000-53920	99.1	4/3/12
10.5	Stanford Energy Promissory Note dated May 15, 2012	8-K	000-53920	99.1	5/17/12
10.6	Revolver Loan Agreement with The F&M Bank &Trust Company Dated May 12, 2011	10-Q	000-53920	10.3	8/14/12
10.7	First Amendment dated May 12, 2012, to Revolver Loan Agreement with The F&M Bank & Trust Company	10-Q	000-53920	10.4	8/14/12
10.8	Second Amendment to Loan Agreement with The F&M Bank & Trust Company	8-K	000-53920	99.1	1/24/13
10.9	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.10	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.11	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.12	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.13	Development Agreement	8-K	001-36057	10.1	10/18/13
10.14	Third Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.2	11/7/13
10.15	Fourth Amendment to Loan Agreement with The F&M Bank & Trust Company	10-Q	001-36057	10.3	11/7/13
10.16	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.17	First Amendment to First Amended and Restated Revolver Loan Agreement dated May 1, 2014, with Prosperity Bank, successor by merger to The F&M Bank & Trust Company	10-Q	001-36057	10.17	5/8/14
10.18	Form of Subscription Agreement	8-K	001-36057	10.1	6/20/14
10.19	Credit Agreement dated July 1, 2014, with SunTrust Bank	8-K	001-36057	10.1	7/3/14
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13

16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 6, 2015	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2015	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

