Form 10-Q
period 2015-06-30
RING ENERGY, INC.
filed 2015-08-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

☐ Yes ☒ No

The registrant has one class of common stock of which 30,391,342 shares were outstanding at August 7, 2015.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2015

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

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$5,767,566	$8,622,235
Accounts receivable	4,020,660	3,616,676
Joint interest billing receivable	2,627,771	2,683,787
Prepaid expenses and retainers	1,175,483	160,600
Total Current Assets	13,591,480	15,083,298
Properties and Equipment
Oil and natural gas properties subject to amortization	257,757,735	166,036,400
Office equipment and automobiles	1,525,848	1,209,809
Total Properties and Equipment	259,283,583	167,246,209
Accumulated depreciation, depletion and amortization	(21,547,378)	(14,688,047)
Net Properties and Equipment	237,736,205	152,558,162
Total Assets	$251,327,685	$167,641,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,999,288	$16,241,022
Other accrued liabilities	-	22,029
Total Current Liabilities	6,999,288	16,263,051

Deferred income taxes	4,772,921	4,939,390
Long term debt	40,900,000	-
Asset retirement obligations	6,264,985	3,896,489
Total Liabilities	58,937,194	25,098,930
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 30,276,342 shares and 25,734,467 shares outstanding, respectively	30,276	25,734
Additional paid-in capital	190,817,199	140,532,323
Retained Earnings	1,543,016	1,984,473
Total Stockholders' Equity	192,390,491	142,542,530
Total Liabilities and Stockholders' Equity	$251,327,685	$167,641,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Oil and Gas Revenues	$8,976,790	$11,204,238	$15,022,491	$17,174,690

Costs and Operating Expenses
Oil and gas production costs	2,206,057	1,077,878	4,073,852	1,848,978
Oil and gas production taxes	422,884	517,052	699,915	793,013
Depreciation, depletion and amortization	3,205,033	3,477,816	6,859,331	5,008,012
Accretion expense	79,400	37,312	146,379	61,694
General and administrative expense	2,043,730	1,634,807	3,772,717	3,199,268

Total Costs and Operating Expenses	7,957,104	6,744,865	15,552,194	10,910,965

Income (Loss) from Operations	1,019,686	4,459,373	(529,703)	6,263,725

Other Income
Interest expense	(79,005)	-	(79,005)	-
Interest income	2	19,576	782	62,349

Net Other Income	(79,003)	19,576	(78,223)	62,349

Income (loss) before tax provision	940,683	4,478,949	(607,926)	6,326,074

(Provision For) Benefit From Income Taxes	(406,516)	(1,657,211)	166,469	(2,340,647)

Net Income (Loss)	$534,167	$2,821,738	$(441,457)	$3,985,427

Basic Earnings (Loss) per Share	$0.02	$0.12	$(0.02)	$0.17
Diluted Earnings (Loss) per Share	$0.02	$0.11	$(0.02)	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(441,457)	$3,985,427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,859,331	5,008,012
Accretion expense	146,379	61,694
Share-based compensation	1,311,174	1,299,569
(Benefit from) Provision for income taxes	(166,469)	2,340,647
Changes in assets and liabilities:
Accounts receivable	(347,968)	(892,225)
Prepaid expenses	(1,014,883)	(193,045)
Accounts payable	(9,263,763)	1,422,697
Net Cash Provided by (Used in) Operating Activities	(2,917,656)	13,032,776
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(76,683,890)	(10,974,396)
Payments to develop oil and natural gas properties	(12,815,328)	(37,324,033)
Purchase of office equipment	(316,039)	(239,210)
Net Cash Used in Investing Activities	(89,815,257)	(48,537,639)
Cash Flows From Financing Activities
Proceeds from option exercise	62,500	22,500
Proceeds from issuance of common stock	48,915,744	28,667,132
Proceeds from issuance of notes payable	40,900,000	-
Net Cash Provided by Financing Activities	89,878,244	28,689,632
Net Increase (Decrease) in Cash	(2,854,669)	(6,815,231)
Cash at Beginning of Period	8,622,235	52,350,583
Cash at End of Period	$5,767,566	$45,535,352
Noncash Investing and Financing Activities
Asset retirement obligation acquired	2,177,110	294,772
Asset retirement obligation incurred during development	45,007	737,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2015. During the six months ended June 30, 2015, sales to three customers represented 41%, 39% and 8%, respectively, of the Company’s oil and gas revenues. At June 30, 2015, these customers made up 26%, 31% and 28%, respectively, of the Company’s accounts receivable.

Approximately 60% of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at June 30, 2015. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2015, was $3,205,033 and $6,859,331, respectively, based on depletion at the rate of $20.91 per barrel of oil equivalent compared to $3,477,816 and $5,008,012, respectively, for the three and six months ended June 30, 2014, based on depletion at the rate of $26.80 per barrel of oil equivalent. These amounts include $74,888 and $128,643, respectively, of depreciation for the three and six months ended June 30, 2015 compared to $25,741 and $47,427, respectively, of depreciation for the three and six months ended June 30, 2014, respectively.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2018, with early adoption not permitted. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Company’s consolidated financial statements.

Basic and Diluted Earnings (Loss) per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive. The dilutive effect of stock options and other share-based compensation is calculated using the treasury method.

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$534,167	$2,821,738	$(441,457)	$3,985,427
Basic Weighted-Average Shares Outstanding	26,121,822	23,907,651	25,935,204	23,745,406
Effect of dilutive securities:
Stock options	1,050,776	1,244,281	-	1,180,682
Diluted Weighted-Average Shares Outstanding	27,172,598	25,151,932	25,935,204	24,926,088
Basic Earnings (Loss) per Share	$0.02	$0.12	$(0.02)	$0.17
Diluted Earnings (Loss) per Share	$0.02	$0.11	$(0.02)	$0.16

Stock options to purchase 2,638,250 and 459,250 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2015, respectively, as their effect would have been anti-dilutive. Stock options to purchase 5,000 and 105,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2014, as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITIONS

In June 2015, Ring completed the acquisition of oil and gas assets and properties in the Ford West Field and Ford Geraldine Unit in Reeves and Culberson Counties, Texas. The acquired properties consist of 14,645 gross acres (14,322 net) and include a 98% average working interest and a 79% average net revenue interest. Consideration given by the Company consisted of cash payments totaling $75,000,000 and the assumption of accounts receivable of approximately $275,300 and accounts payable of approximately $685,944. The Company incurred approximately $71,808 in acquisition related costs, which were recognized in general and administrative expense during the six months ended June 30, 2015.

The acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of May 1, 2015, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Assets acquired
Proved oil and natural gas properties	$77,177,109
Accounts receivable	275,300
Liabilities assumed
Accounts payable	(685,944)
Asset retirement obligations	(2,177,110)
Total Identifiable Net Assets	$74,589,355

The following unaudited pro forma information is presented to reflect the operations of the Company as if the Ford West Field and Ford Geraldine Unit acquisition had been completed on January 1, 2015 and 2014, respectively.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Oil and Gas Revenues	$11,370,380	$21,248,898	$21,262,036	$38,423,429
Net Income (Loss)	$687,551	$5,686,617	$(351,572)	$10,603,808

Basic Earnings (Loss) per Share	$0.03	$0.24	$(0.01)	$0.45
Diluted Earnings (Loss) per Share	$0.03	$0.23	$(0.01)	$0.43

NOTE 4 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended by that certain First Amendment to Credit Facility on June 26, 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

The initial borrowing base under the Credit Facility is $100 million (the “Borrowing Base”).  The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of borrowing base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2015, the Company was in compliance with all covenants contained in the credit facility, and $40,900,000 was outstanding on the Credit Facility.

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

Balance, December 31, 2014	$3,896,489
Liabilities acquired	2,177,110
Liabilities incurred	45,007
Accretion expense	146,379
Balance, June 30, 2015	$6,264,985

NOTE 6 – STOCKHOLDERS’ EQUITY

In June 2015, the Company closed an underwritten public offering of 4,500,000 shares of its common stock at $11.50 per share for gross proceeds of $51,750,000. The net proceeds from the offering were $48,915,744, after deducting commissions and offering expenses payable by the Company of approximately $2,834,256. All net proceeds were used to fund the acquisition of producing wells and leaseholds in Culberson and Reeves County, Texas. The shares were issued in a public offering pursuant to a shelf registration on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.

Common Stock Issued in Option Exercises – During the six months ended June 30, 2014, the Company issued 5,000 shares of common stock as the result of an option exercise. The Company received the exercise price of $4.50 per share for an aggregate amount of $22,500.

Also during the six months ended June 30, 2014, the Company issued a total of 64,300 shares of common stock as the result of the cashless exercise of the following options: 62,500 with an exercise price of $2.00, 10,000 with an exercise price of $4.50, 5,000 with an exercise price of $5.50, and 500 with an exercise price of $7.50. The Company withheld a total of 13,700 shares, valued at $201,250 or $14.69 per share.

During the six months ended June 30, 2015, the Company issued 25,000 shares of common stock as the result of option exercises. Of the 25,000 options exercised, 5,000 had an exercise price of $4.50 per share and 20,000 had an exercise price of $2.00 per share. The Company received an aggregate amount of $62,500 as a result of the option exercises.

Also during the six months ended June 30, 2015, the Company issued 16,875 shares of common stock as the result of the cashless exercise of the following options: 10,000 with an exercise price of $2.00 per share, 10,000 with an exercise price of $4.50 per share and 5,000 with an exercise price of $5.50. The Company withheld 8,125 shares, valued at $92,500 or $11.38 per share.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2015, was $656,486 and $1,311,174, respectively, as compared to $640,101 and $1,299,569, respectively, for the three and six months ended June 30, 2014. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2015, there were 2,132,750 shares remaining eligible for issuance under the plan.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the six months ended June 30, 2015 and 2014:

	2015	2014
Expected volatility	103%	114%
Weighted-average volatility	103%	114%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.32%	1.58%

A summary of the stock option activity as of June 30, 2015, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2014	2,684,500	$4.67
Granted	3,750	$10.89
Exercised	(50,000)	3.10
Outstanding, June 30, 2015	2,638,250	$4.71	7.5 Years	$17,268,405
Exercisable, June 30, 2015	975,000	$3.66	7.1 Years

The intrinsic value was calculated using the closing price on June 30, 2015 of $11.19. As of June 30, 2015, there was approximately $3,774,874 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2015, was $1,553,050.

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

NOTE 9 – SUBSEQUENT EVENTS

Class Action Lawsuit - On July 10, 2015, a purported stockholder (the “Plaintiff”) of the Company filed a putative class action lawsuit in the District Court of Clark County, Nevada, on behalf of herself and Ring stockholders against the Company, the members of our Board of Directors, and SunTrust Bank (the “Lawsuit”). The complaint is captioned Rosalyn Newman, on behalf of herself and others similarly situated, Plaintiff, v. Ring Energy, Inc., et al. Defendants, under Case No. A-15-721253-C, in the District Court of Clark County, Nevada, Dept. IV.

The Lawsuit alleges, among other things, that the members of our Board of Directors breached their fiduciary duties, and that SunTrust Bank aided and abetted such breaches, in connection with our Credit Agreement as a result of certain provisions that gives SunTrust Bank the right to accelerate the debt in the event of a change in control, among other things. The complaint seeks, among other things, declaratory relief, as well as an award of costs and disbursements of the Lawsuit, including attorney’s fees, experts’ fees, costs and expenses. The Credit Agreement has been amended to eliminate and modify such provisions. We believe we have meritorious defenses to the claims in the Lawsuit and will seek to have such Lawsuit dismissed. We believe any costs associated with the Lawsuit will be immaterial.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Second Amendment to Credit Facility - On July 24, 2015, the Company, its Lenders, and SunTrust Bank, entered into a Second Amendment to its existing Credit Agreement to amend the definition of “Continuing Director” to delete the exclusion of individuals whose nomination for, or assumption of office, occurs as a result of an actual or threatened solicitation of proxies or consents.

Exercise of Over-Allotment - On July 17, 2015, the Company closed the sale of an additional 100,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $11.50 per share, pursuant to the underwriter’s exercise, in part, of the over-allotment option granted by the Company in connection with its recently closed public offering of 4,500,000 shares of common Stock. As a result of the exercise of the over-allotment option, the total gross proceeds from the offering were approximately $1,150,000 before deducting the underwriting discount and other estimated offering expenses.

Option Exercise - On July 1, 2015, the Company issued 15,000 shares of common stock as the result of the exercise of 15,000 options with an exercise price of $4.50 per share. The Company received the exercise price of $67,500.

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

Results of Operations – For the Three Months Ended June 30, 2015 and 2014

Oil and natural gas sales. For the three months ended June 30, 2015, oil and natural gas sales revenue decreased $2,227,448 to $8,976,790, compared to $11,204,238 for the same period during 2014. Oil sales decreased $2,463,362 and natural gas sales increased $235,914. While our sales volumes were significantly higher during the three months ended June 30, 2015, as compared to the same period in 2014, this was offset by lower oil and gas prices received. For the three months ended June 30, 2015, oil sales volume increased 47,226 barrels to 165,759 barrels, compared to 118,533 barrels for the same period in 2014. The average realized per barrel oil price decreased 44% from $94.22 for the three months ended June 30, 2014, to $52.52 for the three months ended June 30, 2015. For the three months ended June 30, 2015, gas sales volume increased 87,375 thousand cubic feet (MCF) to 94,517 MCF, compared to 7,142 MCF for the same period in 2014. The average realized natural gas price per MCF decreased 42% from $4.98 for the three months ended June 30, 2014, to $2.87 for the three months ended June 30, 2015.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,077,878 or $9.00 per barrel of oil equivalent (BOE) for the three months ended June 30, 2014, to $2,206,057 or $12.15 per BOE for the three months ended June 30, 2015. In total, lease operating expenses increased primarily as a result of drilling additional wells. On a per BOE basis, operating expenses increased primarily as a result of the inclusion of a portion of ad valorem taxes which will be allocated throughout the year.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2014, and remained steady at 5% for the three months ended June 30, 2015. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $272,783 to $3,205,033 for the three months ended June 30, 2015, compared to $3,477,816 during the same period in 2014. The decrease was the result of a lower depletion rate per BOE, as a result of the Company’s recently completed acquisition of producing wells and leaseholds in Culberson and Reeves County, Texas, which was partially offset by higher production volumes.

General and administrative expenses. General and administrative expenses increased $408,923 to $2,043,730 for the three months ended June 30, 2015, as compared to $1,634,807 for the three months ended June 30, 2014. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase between periods was primarily the result of increased rent and relocation expenses resulting from our move to our new corporate headquarters.

Net income. For the three months ended June 30, 2015, net income decreased by $2,287,571 to $534,167, compared to net income of $2,821,738 for the three months ended June 30, 2014. The primary reason for this change was lower received oil and gas prices.

Results of Operations – For the Six Months Ended June 30, 2015 and 2014

Oil and natural gas sales. For the six months ended June 30, 2015, oil and natural gas sales revenue decreased $2,152,199 to $15,022,491, compared to $17,174,690 for the same period during 2014. Oil sales decreased $2,392,815 and natural gas sales increased $240,616. While our sales volumes were significantly higher during the three months ended June 30, 2015, as compared to the same period in 2014, this was offset by lower oil and gas prices received. For the six months ended June 30, 2015, oil sales volume increased 120,371 barrels to 302,848 barrels, compared to 182,477 barrels for the same period in 2014. The average realized per barrel oil price decreased 48% from $93.69 for the six months ended June 30, 2014 to $48.55 for the six months ended June 30, 2015. For the six months ended June 30, 2015, gas sales volume increased 98,605 thousand cubic feet (MCF) to 114,364 MCF, compared to 15,759 MCF for the same period in 2014. The average realized natural gas price per MCF decreased 44% from $4.93 for the six months ended June 30, 2014 to $2.78 for the six months ended June 30, 2015.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,848,978 or $9.99 per barrel of oil equivalent (BOE) for the six months ended June 30, 2014 to $4,073,852 or $12.66 per BOE for the six months ended June 30, 2015. In total, lease operating expenses increased as a result of drilling additional wells. On a per BOE basis, operating expenses increased primarily as a result of the inclusion of a portion of ad valorem taxes which will be allocated throughout the year.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2014 and remained steady at 5% for the six months ended June 30, 2015. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,851,319 to $6,859,331 for the six months ended June 30, 2015, compared to $5,008,012 during the same period in 2014. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $26.80 per BOE during the six months ended June 30, 2015 to $20.91 per BOE during the six months ended June 30, 2015.

General and administrative expenses. General and administrative expenses increased by $573,449 to $3,772,717 for the six months ended June 30, 2015, compared to $3,199,268 during the same period in 2014. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase. The increase between periods was primarily the result of increased rent and relocation expenses resulting from our move to our new corporate headquarters.

Net income (loss). For the six months ended June 30, 2015, there was a net loss of $441,457, as compared to a net income of $3,985,427 for the six months ended June 30, 2014. The primary reason for this change was lower received oil and gas prices.

Capital Resources and Liquidity

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended by that certain First Amendment to Credit Facility on June 26, 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

The initial borrowing base under the Credit Facility is $100 million (the “Borrowing Base”).  The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of borrowing base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2015, the Company was in compliance with all covenants contained in the Credit Facility and $40,900,000 was outstanding on the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.

As of June 30, 2015, we had $40,900,000 outstanding on our Credit Facility. A 1% change in the interest rate on our Credit Facility would result in an estimated $409,000 increase in our annual interest expense. If we draw additional funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the six month period ended June 30, 2015, ranged from a low of $41.39 per barrel to a high of $56.52 per barrel. Natural gas prices we received during the same period ranged from a low of $1.17 per Mcf to a high of $3.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $4 million at June 30, 2015) and through receivables from our joint interest partners (approximately $2.6 million at June 30, 2015). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2015, sales to three customers, HollyFrontier Refining and Marketing (“HollyFrontier”), Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 41%, 39% and 8% of oil and gas revenues, respectively. For the six month period ended June 30, 2015, HollyFrontier, Oxy and Enterprise represented 26%, 31% and 28% of our accounts receivable, respectively.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars. Ring is therefore not exposed to foreign currency exchange rate risk on these sales.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 10, 2015, a purported stockholder (the “Plaintiff”) of the Company filed a putative class action lawsuit in the District Court of Clark County, Nevada, on behalf of herself and Ring stockholders against the Company, the members of our Board of Directors, and SunTrust Bank (the “Lawsuit”). The complaint is captioned Rosalyn Newman, on behalf of herself and others similarly situated, Plaintiff, v. Ring Energy, Inc., et al. Defendants, under Case No. A-15-721253-C, in the District Court of Clark County, Nevada, Dept. IV.

The Lawsuit alleges, among other things, that the members of our Board of Directors breached their fiduciary duties, and that SunTrust Bank aided and abetted such breaches, in connection with our Credit Agreement as a result of certain provisions that gives SunTrust Bank the right to accelerate the debt in the event of a change in control, among other things. The complaint seeks, among other things, declaratory relief, as well as an award of costs and disbursements of the Lawsuit, including attorney’s fees, experts’ fees, costs and expenses.  The Credit Agreement has been amended to eliminate and modify such provisions.  We believe we have meritorious defenses to the claims in the Lawsuit and will seek to have such Lawsuit dismissed. We believe any costs associated with the Lawsuit will be immaterial.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On June 23, 2015, the Company closed an underwritten public offering of 4,500,000 shares of its common stock, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $11.50 per share.  SunTrust Robinson Humphrey, Inc. acted as sole bookrunner, Seaport Global Securities LLC and Euro Pacific Capital Inc. acted as senior co-managers, and IBERIA Capital Partners L.L.C., Northland Capital Markets, Roth Capital Partners and Ladenburg Thalmann acted as co-managers for the offering.   The gross proceeds from the offering were approximately $51,750,000, and the Company net proceeds from the offering were approximately $48,915,744, after deducting underwriting commissions and offering expenses payable by the Company of approximately $2,834,256.  The $2,834,256 in offering costs included $2,785,500 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  All net proceeds of the offering were used to fund the acquisition of producing wells and leaseholds in Culberson and Reeves County, Texas.

On July 17, 2015, the Company closed the sale of an additional 100,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $11.50 per share, pursuant to the underwriter’s exercise, in part, of the over-allotment option granted by the Company in connection with its closed public offering of 4,500,000 shares of common stock on June 23, 2015. As a result of the exercise of the over-allotment option, the total gross proceeds from the offering were approximately $1,150,000, and the Company net proceeds from the offering were approximately $1,087,500, after deducting underwriting commissions and offering expenses payable by the Company of approximately $62,500.  The $62,500 in offering costs included $57,500 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  All proceeds from the over-allotment have been used for general corporate purposes.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.2	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.3	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.4	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.5	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.6	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.7	Development Agreement	8-K	001-36057	10.1	10/18/13
10.8	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.9	Credit Agreement dated July 1, 2014, with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.10	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy LP, Buffalo Oil & Gas, LP and Finley Resources Inc.	8-K	001-36057	2.1	5/22/15
10.11	Commitment Letter dated May 21, 2015, with SunTrust Bank	8-K	001-36057	10.1	5/22/15
10.12	First Amendment to Credit Agreement, with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.13	Second Amendment to Credit Agreement, with SunTrust Bank	8-K	001-36057	10.1	7/29/15
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 10, 2015	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

