Form 10-Q
period 2015-09-30
RING ENERGY, INC.
filed 2015-11-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

☐ Yes ☒ No

The registrant has one class of common stock of which 30,391,342 shares were outstanding at November 9, 2015.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$3,118,234	$8,622,235
Accounts receivable	2,660,662	3,616,676
Joint interest billing receivable	2,722,958	2,683,787
Prepaid expenses and retainers	320,273	160,600
Total Current Assets	8,822,127	15,083,298
Properties and Equipment
Oil and natural gas properties subject to amortization	266,979,567	166,036,400
Office equipment and automobiles	1,539,991	1,209,809
Total Properties and Equipment	268,519,558	167,246,209
Accumulated depreciation, depletion and amortization	(26,215,731)	(14,688,047)
Net Properties and Equipment	242,303,827	152,558,162
Deferred Financing Costs	744,379
Total Assets	$251,870,333	$167,641,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,525,150	$16,241,022
Other accrued liabilities	-	22,029
Total Current Liabilities	7,525,150	16,263,051

Deferred income taxes	4,088,769	4,939,390
Long term debt	40,900,000	-
Asset retirement obligations	6,261,614	3,896,489
Total Liabilities	58,775,533	25,098,930
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
30,391,342 shares and 25,734,467 shares outstanding, respectively	30,391	25,734
Additional paid-in capital	192,659,661	140,532,323
Retained earnings	404,748	1,984,473
Total Stockholders' Equity	193,094,800	142,542,530
Total Liabilities and Stockholders' Equity	$251,870,333	$167,641,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Oil and Gas Revenues	$8,629,007	$10,929,771	$23,651,498	$28,104,461

Costs and Operating Expenses
Oil and gas production costs	2,917,296	1,347,929	6,991,148	3,196,907
Oil and gas production taxes	410,347	504,091	1,110,262	1,297,104
Depreciation, depletion and amortization	4,668,353	4,494,868	11,527,684	9,502,880
Accretion expense	103,887	42,548	250,266	104,242
General and administrative expense	2,002,638	1,816,131	5,775,355	5,015,399

Total Costs and Operating Expenses	10,102,521	8,205,567	25,654,715	19,116,532

Income (Loss) from Operations	(1,473,514)	2,724,204	(2,003,217)	8,987,929

Other Income
Interest expense	(350,737)	-	(429,742)	-
Interest income	1,831	16,224	2,613	78,573

Net Other Income	(348,906)	16,224	(427,129)	78,573

Income (loss) before tax provision	(1,822,420)	2,740,428	(2,430,346)	9,066,502

(Provision For) Benefit From Income Taxes	684,152	(1,013,959)	850,621	(3,354,606)

Net Income (Loss)	$(1,138,268)	$1,726,469	$(1,579,725)	$5,711,896

Basic Earnings (Loss) per Share	$(0.04)	$0.07	$(0.06)	$0.23
Diluted Earnings (Loss) per Share	$(0.04)	$0.06	$(0.06)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(1,579,725)	$5,711,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,527,684	9,502,880
Accretion expense	250,266	104,242
Share-based compensation	1,962,142	1,930,335
Stock issued for services	-	87,050
(Benefit from) Provision for income taxes	(850,621)	3,354,606
Changes in assets and liabilities:
Accounts receivable	916,843	(477,660)
Prepaid expenses	(904,052)	(150,802)
Accounts payable	(8,737,901)	1,925,940
Net Cash Provided by (Used in) Operating Activities	2,584,636	21,988,487
Cash Flows from Investing Activities
Payments to purchase oil and natural gas properties	(77,191,925)	(12,438,370)
Payments to develop oil and natural gas properties	(21,449,757)	(60,938,454)
Purchase of office equipment	(330,182)	(599,387)
Plugging and abandonment costs incurred	(186,626)	(37,287)
Net Cash Used in Investing Activities	(99,158,490)	(74,013,498)
Cash Flows From Financing Activities
Proceeds from option exercise	130,000	215,000
Proceeds from issuance of common stock	50,039,853	28,526,276
Proceeds from issuance of notes payable	40,900,000	-
Net Cash Provided by Financing Activities	91,069,853	28,741,276
Net Increase (Decrease) in Cash	(5,504,001)	(23,283,735)
Cash at Beginning of Period	8,622,235	52,350,583
Cash at End of Period	$3,118,234	$29,066,848
Supplemental Cash Flow Information
Cash paid for interest	$174,410	$-
Noncash Investing and Financing Activities
Stock issued as consideration in property acquisition	$-	$130,428
Asset retirement obligation acquired	2,177,110	322,879
Asset retirement obligation incurred during development	124,375	1,220,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2015. During the nine months ended September 30, 2015, sales to three customers represented 46%, 27% and 17%, respectively, of the Company’s oil and gas revenues. At September 30, 2015, two of these three customers made up 50% and 36%, respectively, of the Company’s accounts receivable.

Approximately 49% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at September 30, 2015. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2015, was $4,668,353 and $11,527,684, respectively, based on depletion at the rate of $21.33 per barrel of oil equivalent compared to $4,494,868 and $9,502,880, respectively, for the three and nine months ended September 30, 2014, based on depletion at the rate of $30.29 per barrel of oil equivalent. These amounts include $79,797 and $208,440, respectively, of depreciation for the three and nine months ended September 30, 2015, compared to $35,112 and $82,539, respectively, of depreciation for the three and nine months ended September 30, 2014, respectively.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company retrospectively beginning January 1, 2018, with early adoption not permitted. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The impact of adoption of ASU 2015-03 will be the reclassification of the Deferred Financing Costs to reduce the amount shown as Long term debt.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$(1,138,268)	$1,726,469	$(1,579,725)	$5,711,896
Basic Weighted-Average Shares Outstanding	30,372,701	25,707,371	27,430,624	24,406,581
Effect of dilutive securities:
Stock options	-	1,174,339	-	1,161,484
Diluted Weighted-Average Shares Outstanding	30,372,701	26,881,710	27,430,624	25,568,065
Basic Earnings (Loss) per Share	$(0.04)	$0.07	$(0.06)	$0.23
Diluted Earnings (Loss) per Share	$(0.04)	$0.06	$(0.06)	$0.22

Stock options to purchase 2,623,250 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2015 as their effect would have been anti-dilutive. Stock options to purchase 28,000 and 118,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2014, as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITIONS

In June 2015, Ring completed the acquisition of oil and gas assets and properties in the Ford West Field and Ford Geraldine Unit in Reeves and Culberson Counties, Texas. The acquired properties consist of 14,645 gross acres (14,322 net) and include a 98% average working interest and a 79% average net revenue interest. Consideration given by the Company consisted of cash payments totaling $75,000,000 and the assumption of accounts receivable of approximately $286,563 and accounts payable of approximately $742,332. The Company incurred approximately $129,896 in acquisition related costs, which were recognized in general and administrative expense during the nine months ended September 30, 2015.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Assets acquired
Proved oil and natural gas properties	$77,177,110
Accounts receivable	286,563
Liabilities assumed
Accounts payable	(742,332)
Asset retirement obligations	(2,177,110)
Total Identifiable Net Assets	$74,544,231

The following unaudited pro forma information is presented to reflect the operations of the Company as if the Ford West Field and Ford Geraldine Unit acquisition had been completed on January 1, 2015 and 2014, respectively.

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Oil and Gas Revenues	$8,629,007	$19,396,226	$29,891,043	$57,819,655
Net Income (Loss)	$(1,140,099)	$4,491,405	$(1,500,850)	$15,095,213

Basic Earnings (Loss) per Share	$(0.04)	$0.17	$(0.05)	$0.62
Diluted Earnings (Loss) per Share	$(0.04)	$0.17	$(0.05)	$0.59

NOTE 4 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 26, 2015 and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

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

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2015, the Company was in compliance with all covenants contained in the Credit Facility, and $40,900,000 was outstanding on the Credit Facility.

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

Balance, December 31, 2014	$3,896,489
Liabilities acquired	2,177,110
Liabilities incurred	124,375
Liabilities settled	(186,626)
Accretion expense	250,266
Balance, September 30, 2015	$6,261,614

NOTE 6 – STOCKHOLDERS’ EQUITY

In June 2015, the Company closed an underwritten public offering of 4,500,000 shares of its common stock at $11.50 per share for gross proceeds of $51,750,000. In July 2015, the Company closed on the over-allotment associated with this offering, resulting in the issuance of an additional 100,000 shares of common stock at $11.50 per share, for gross proceeds of $1,150,000. Total net proceeds from the offering were $50,039,853, after deducting commissions and offering expenses payable by the Company of approximately $2,860,147. All proceeds from the initial offering were used to fund the acquisition of producing wells and leaseholds in Culberson and Reeves Counties, Texas. The proceeds from the over-allotment were used for development of the acquired properties. The shares were issued in a public offering pursuant to a shelf registration on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.

Common Stock Issued in Option Exercise

During the nine months ended September 30, 2014, the Company issued 70,000 shares of common stock as the result of options exercised. Of the 70,000 options exercised, (i) 5,000 shares had an exercise price of $4.50 per share for an aggregate of $22,500; (ii) 25,000 shares had an exercise price of $4.50 per share for an aggregate of $112,500; and (iii) 40,000 shares with an exercise price of $2.00 for an aggregate of $80,000. The Company received an aggregate amount of $215,000 as a result of the option exercised.

Also during the nine months ended September 30, 2014, the Company issued 64,904 shares of common stock as the result of the cashless exercise of the following options: (i) 20,000 stock options with an exercise price of $2.00; (ii) 5,000 stock options with an exercise price of $5.50; (iii) 42,500 stock options with an exercise price of $2.00; (iv) 10,000 stock options with an exercise price of $4.50; (v) 500 stock options with an exercise price of $7.50; and (vi) 1,000 stock options with an exercise price of $7.50 per share. The Company withheld 14,096 shares, valued at $208,750 or $14.81 per share.

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2015, the Company issued 40,000 shares of common stock as the result of options exercised. Of the 40,000 options exercised, (i) 5,000 shares had an exercise price of $4.50 per share for an aggregate of $22,500; (ii) 20,000 shares had an exercise price of $2.00 per share for an aggregate of $40,000; and (iii) 15,000 shares with an exercise price of $4.50 for an aggregate of $67,500. The Company received an aggregate amount of $130,000 as a result of the option exercised.

Also during the nine months ended September 30, 2015, the Company issued 16,875 shares of common stock as the result of the cashless exercise of the following options: (i) 10,000 stock options with an exercise price of $2.00 per share, and (ii) 10,000 options with an exercise price of $4.50 per share; and (iii) 5,000 options with an exercise price of $5.50 per share. The Company withheld 8,125 shares, valued at $92,500 or $11.38 per share.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2015, was $650,968 and $1,962,142, respectively, as compared to $630,766 and $1,930,335, respectively, for the three and nine months ended September 30, 2014. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2015, there were 2,132,750 shares remaining eligible for issuance under the plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the nine months ended September 30, 2015 and 2014:

	2015	2014
Weighted-average volatility	103%	114%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.32%	1.58%

RING ENERGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of September 30, 2015, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2014	2,684,500	$4.67
Granted	3,750	10.89
Exercised	(65,000)	3.42
Outstanding, September 30, 2015	2,623,250	$4.71	7.3 Years	$13,816,590
Exercisable, September 30, 2015	974,000	$3.70	6.8 Years

The intrinsic value was calculated using the closing price on September 30, 2015 of $9.87. As of September 30, 2015, there was approximately $3,123,144 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2015, was $1,553,050.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company to the states of Texas and Kansas totaling $280,000 to allow the Company to do business in those states. The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank. The terms of these letters of credit are extended for a term of one year at a time. The Company intends to renew the standby letters of credit for as long as the Company does business in the states of Texas and Kansas. No amounts have been drawn under the standby letters of credit.

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

Results of Operations – For the Three Months Ended September 30, 2015 and 2014

Oil and natural gas sales. For the three months ended September 30, 2015, oil and natural gas sales revenue decreased $2,300,764 to $8,629,007, compared to $10,929,771 for the same period during 2014. Oil sales decreased $2,714,330 and natural gas sales increased $413,566. While our sales volumes were significantly higher during the three months ended September 30, 2015, as compared to the same period in 2014, this was offset by lower oil and gas prices received. For the three months ended September 30, 2015, oil sales volume increased 56,543 barrels to 181,069 barrels, compared to 124,526 barrels for the same period in 2014. The average realized per barrel oil price decreased 48% from $87.58 for the three months ended September 30, 2014, to $45.24 for the three months ended September 30, 2015. For the three months ended September 30, 2015, gas sales volume increased 157,750 thousand cubic feet (MCF) to 165,942 MCF, compared to 8,192 MCF for the same period in 2014. The average realized natural gas price per MCF decreased 10% from $2.92 for the three months ended September 30, 2014, to $2.64 for the three months ended September 30, 2015.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,347,929 or $10.71 per barrel of oil equivalent (BOE) for the three months ended September 30, 2014, to $2,917,296 or $13.98 per BOE for the three months ended September 30, 2015. In total, lease operating expenses increased primarily as a result of recent acquisitions. On a per BOE basis, lease operating expenses increased primarily as a result of our recent acquisition and the inclusion of a portion of ad valorem taxes which will be allocated throughout the year.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2014, and remained steady at 5% for the three months ended September 30, 2015. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $234,824 to $4,772,240 for the three months ended September 30, 2015, compared to $4,537,416 during the same period in 2014. The increase was the result of higher production volumes as compared to the same period in 2014, partially offset by a lower depletion rate per BOE, as a result of the Company’s recently completed acquisition of producing wells and leaseholds in Culberson and Reeves Counties, Texas.

General and administrative expenses. General and administrative expenses increased $186,507 to $2,002,638 for the three months ended September 30, 2015, as compared to $1,816,131 for the three months ended September 30, 2014. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase between periods was primarily the result of increased cash based compensation.

Net income. For the three months ended September 30, 2015, we showed a net loss of $1,138,268 as compared to net income of $1,726,469 for the three months ended September 30, 2014. The primary reason for this change was lower received oil and gas prices.

Results of Operations – For the Nine Months Ended September 30, 2015 and 2014

Oil and natural gas sales. For the nine months ended September 30, 2015, oil and natural gas sales revenue decreased $4,452,963 to $23,651,498, compared to $28,104,461 for the same period during 2014. Oil sales decreased $5,107,145 and natural gas sales increased $654,182. While our sales volumes were significantly higher during the nine months ended September 30, 2015, as compared to the same period in 2014, this was offset by lower oil and gas prices received. For the nine months ended September 30, 2015, oil sales volume increased 176,915 barrels to 483,918 barrels, compared to 307,003 barrels for the same period in 2014. The average realized per barrel oil price decreased 48% from $91.21 for the nine months ended September 30, 2014 to $47.31 for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, gas sales volume increased 256,355 thousand cubic feet (MCF) to 280,307 MCF, compared to 23,951 MCF for the same period in 2014. The average realized natural gas price per MCF decreased 36% from $4.24 for the nine months ended September 30, 2014 to $2.70 for the nine months ended September 30, 2015.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $3,196,907 or $10.28 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2014 to $6,991,148 or $13.18 per BOE for the nine months ended September 30, 2015. In total, lease operating expenses increased as a result of drilling additional wells and recent acquisitions. On a per BOE basis, lease operating expenses increased primarily as a result of the inclusion of a portion of ad valorem taxes which will be allocated throughout the year and as a result of recent acquisitions.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2014 and remained steady at 5% for the nine months ended September 30, 2015. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,170,828 to $11,777,950 for the nine months ended September 30, 2015, compared to $9,607,122 during the same period in 2014. The increase was the result of higher production volume partially offset by a decrease in the average depletion rate from $30.29 per BOE during the nine months ended September 30, 2014 to $21.33 per BOE during the nine months ended September 30, 2015. The lower depletion rate is primarily a result of our recent acquisition.

General and administrative expenses. General and administrative expenses increased by $759,956 to $5,775,355 for the nine months ended September 30, 2015, compared to $5,015,399 during the same period in 2014. The increase between periods was primarily the result of increased rent and relocation expenses resulting from our move to our new corporate headquarters and increased cash based compensation. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. As we continue to grow and hire additional personnel, this amount is likely to increase.

Net income (loss). For the nine months ended September 30, 2015, there was a net loss of $1,579,725, as compared to a net income of $5,711,896 for the nine months ended September 30, 2014. The primary reason for this change was lower received oil and gas prices.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2015, the Company had cash on hand of $3,118,234, compared to $8,622,235 as of December 31, 2014. The Company had net cash from operating activities for the nine months ended September 30, 2015, of $2,584,636, compared to cash from operating activities of $21,988,487 for the same period of 2014. The most significant cash outflows during the nine months ended September 30, 2015 and 2014, were capital expenditures of $99,158,490 and $74,013,498, respectively. The most significant cash inflows during the nine months ended September 30, 2015 and 2014 were proceeds from issuance of common stock of $50,039,853 and $28,526,276, respectively, and proceeds from issuance of notes payable of $40,900,000 during 2015.

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 26, 2015 and July 24, 2014(as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2015, the Company was in compliance with all covenants contained in the Credit Facility, and $40,900,000 was outstanding on the Credit Facility.

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

As of September 30, 2015, we had $40,900,000 outstanding on our Credit Facility. A 1% change in the interest rate on our Credit Facility would result in an estimated $409,000 increase in our annual interest expense. If we draw additional funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the nine month period ended September 30, 2015, ranged from a low of $37.07 per barrel to a high of $56.83 per barrel. Natural gas prices we received during the same period ranged from a low of $1.17 per Mcf to a high of $3.96 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $2.7 million at September 30, 2015) and through receivables from our joint interest partners (approximately $2.7 million at September 30, 2015). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2015, sales to three customers, Occidental Energy Marketing (“Oxy”), HollyFrontier Refining and Marketing (“HollyFrontier”) and Enterprise Crude Oil LLC (“Enterprise”) represented 46%, 27% and 17% of oil and gas revenues, respectively. For the nine month period ended September 30, 2015, Oxy and Enterprise represented 50% and 36% of our accounts receivable, respectively.

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

The Lawsuit alleges, among other things, that the members of our Board of Directors breached their fiduciary duties, and that SunTrust Bank aided and abetted such breaches, in connection with our Credit Agreement as a result of certain provisions that gives SunTrust Bank the right to accelerate the debt in the event of a change in control, among other things. The complaint seeks, among other things, declaratory relief, as well as an award of costs and disbursements of the Lawsuit, including attorney’s fees, experts’ fees, costs and expenses.  The Credit Agreement has been amended to eliminate and modify such provisions.  On October 27, 2015, the Court granted Ring’s Motion to Dismiss the Lawsuit. It is anticipated that Plaintiff will seek recovery of its attorney’s fees associated with the Lawsuit, and Ring plans to oppose the aware of any fees associated with the Lawsuit. The Judge will determine the amount of any fees to be recovered.  We believe any fees associated with the Lawsuit will be immaterial.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with

3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Second Amendment to Credit Agreement, with SunTrust Bank	8-K	001-36057	10.1	7/29/15
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

	By:	/s/ Kelly W. Hoffman
Date: November 9, 2015		Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

