Form 10-K
period 2015-12-31
RING ENERGY, INC.
filed 2016-03-15
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-36057

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 West Wall St, 3rd Floor Midland, TX	79702
(Address of principal executive offices)	(Zip Code)

(432) 682-7464
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, par value $0.001	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price on the NYSE MKT of $11.19 per share, was approximately $285,408,458.

As of March 14, 2016, the issuer had outstanding 30,396,942 shares of common stock ($0.001 par value).

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

Unless the context otherwise requires, references in this Annual Report to “Ring,” “the Company,” “we,” “us,” “our” or “ours” refer to Ring Energy, Inc.

PART I

Item 1:	Business

General

Ring was incorporated in the State of Nevada in 2004 as “Blanca Corp.” The name of the corporation was changed to “Transglobal Mining Corp.” in 2007 before being changed to “Ring Energy, Inc.” in 2008. We are a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and Kansas. The Company takes a conventional approach to its drilling program and seeks to develop its traditional core areas, as well as look for new growth opportunities.

The Company’s primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas and the Delaware Basin in Reeves County and Culberson County, Texas. As of December 31, 2015, Ring had 30,663 gross (18,130 net) acres in Andrews and Gaines counties and 19,983 gross (19,679 net) acres in Reeves and Culberson counties. The Company also has 17,631 gross (16,674 net) acres in Kansas.

As of December 31, 2015, Ring’s proved reserves were approximately 24.4 million BOE (barrel of oil equivalent). Effectively 100% of its reserves (based on the estimates above) relate to properties located in Texas. The Company’s proved reserves are oil-weighted with 91% of proved reserves consisting of oil and 9% consisting of natural gas. Of those reserves, 33% of the proved reserves are classified as proved developed producing, or “PDP,” 2% are classified as proved developed non-producing, or “PDNP,” and approximately 65% are classified as proved undeveloped, or “PUD.”

Production for the year ended December 31, 2015, was approximately 743,363 BOE, as compared to production of 463,495 BOE for the year ended December 31, 2014, a 60% increase in BOE. The stated production amount reflects only the oil and gas that was produced and shipped prior to the end of the fourth quarter. Any oil and gas produced in the fourth quarter but still held on site after December 31, 2015, will be credited in the first quarter of 2016.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2015, Ring owned interests in a total of 5,875 gross (5,169 net) developed acres and 24,789 gross (12,961 net) undeveloped acres in Andrews and Gaines County, Texas. In these counties, the Company has 212 identified proven vertical drilling locations based on the reserve reports as of December 31, 2015, and an additional 2,478 identified potential vertical drilling locations based on 10-acre downspacing. Also as of December 31, 2015, Ring owned interests in a total of 10,190 gross (10,092 net) developed acres and 9,793 (9,587 net) undeveloped acres in Culberson and Reeves County, Texas. In these counties, the Company has 43 identified proven vertical drilling locations based on the reserve reports as of December 31, 2015 and an additional 489 potential vertical drilling locations based on 20-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves. Ring has identified 23 wells that are suitable candidates for re-stimulation, providing attractive returns with lower upfront costs.

Business Segments

Our operations are all oil and gas exploration and production related activities in the United States.

Principal Executive Office

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

Ring Energy’s Business Strategy and Development

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

•	Growing production and reserves by developing our oil-rich resource base. Over the long-term, Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 91% oil and 9% natural gas. Of those reserves, 33% of the proved reserves are classified as proved developed producing, or “PDP,” 2% are classified as proved developed non-producing, or “PDNP,” and approximately 65% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital.

Through December 31, 2015, we increased our proved reserves to approximately 24.4 million BOE (barrel of oil equivalent). As of December 31, 2015, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $240.2 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $172.7 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies.

While Ring will continue to do some development near term, such development will be more limited while commodity prices remain low and unstable. The Company will manage any development activity around its operating cash flow.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

Ring Energy’s Strengths

•	High quality asset base in one of North America’s leading resource plays. Ring’s acreage in the Permian Basin is located in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform, and in Culberson and Reeves Counties, which is in the Delaware Basin. As of December 31, 2015, Ring has drilled 188 wells on its acreage and re-stimulated 33 existing wells on its Central Basin Acreage and has drilled one well and recompleted one existing well on its Delaware Basin acreage. As of December 31, 2015, estimated net proved reserves were comprised of approximately 91% oil and 9% natural gas.

•	De-risked Permian acreage position with multi-year vertical drilling inventory. As of December 31, 2015, Ring has drilled 189 gross operated wells across its leasehold position with a 100% success rate. The Company has also re-stimulated 34 existing wells with attractive well economics. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2015, Ring has 212 identified proven vertical drilling locations in Andrews and Gaines Counties and 43 identified proven vertical drilling locations in Culberson and Reeves Counties in its proved undeveloped reserves. It believes it has an additional 2,478 potential locations based on 10-acre downspacing in Andrews and Gaines Counties and 489 potential locations based on 20-acre downspacing in Culberson and Reeves Counties. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 23 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Ring’s Chief Executive Officer Kelly Hoffman has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•	Concentrated acreage position with high degree of operational control. Ring operates approximately 99% of its Permian Basin and Kansas acreage positions. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of its acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. These factors can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we believe we receive oil and gas prices comparable to other producers. There is little risk in our ability to sell all our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. We view our primary pricing risk to be related to a potential decline in prices to a level which could render our current production uneconomical.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year ended December 31, 2015, sales to three customers, Occidental Energy Marketing (“Oxy”), Enterprise Crude Oil LLC (“Enterprise”) and HollyFrontier Refining and Marketing (“HollyFrontier”) represented 48%, 23% and 20%, respectively, of oil and gas revenues. At December 31, 2015, Oxy represented 53% of our accounts receivable and Enterprise represented 30%. However, we believe that the loss of these customers would not materially impact our business because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2015, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

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

Current Employees

As of December 31, 2015, we had thirty-one full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

A substantial percentage of our proven properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our proven properties are proved undeveloped (approximately 65%) or proved developed non-producing (approximately 2%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. . .” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	title problems; and
•	limitations in the market for oil and natural gas.

If our assessments of recently purchased properties are materially inaccurate, it could have a significant impact on future operations and earnings.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (65%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We have a credit facility in place with a $100 million borrowing base for borrowings and letters of credit. As of December 31, 2015, $45,900,000 was outstanding on our credit facility. If in the future we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flow could be used to service the indebtedness;
•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•	the covenants contained in our credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments, and;
•	a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

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

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

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

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we begin to further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Hedging transactions may limit our potential gains.

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if crude oil and natural gas prices rise over the price established by the arrangements. As of December 31, 2015, we have not entered into any hedging arrangements with respect to our expected production.

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

During 2015 we recorded a $9.3 million non-cash write-down of the carrying value of our proved oil and gas properties as a result of ceiling test limitations. If oil and natural gas prices stay at current levels or decrease further, we may be required to record additional write-downs of the carrying value of our oil and gas properties in the future.

We follow the full cost method of accounting for our oil and gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes.

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

General Background

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Texas and Kansas. Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with significant upside potential.

Management’s Business Strategy Related to Properties

Our goal is to increase shareholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, we have focused, and plan to continue to focus, on the following:

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2015, we owned interests in a total of 16,865 gross (15,978 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2015, we owned interests in approximately 51,413 gross (38,505 net) undeveloped acres. While our focus will be toward growth through additional acquisitions and leasing, our long term plans include drilling wells on our existing acreage to develop the potential contained therein.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews and Gaines County leases – In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases. The working interests range from 1-100% and the net revenue interests range from 1-80%. In total, we now own 30,663 gross acres (18,130 net), with 5,875 gross (5,169 net) acres developed and held by production and the remaining 24,789 gross acres (12,961 net) being undeveloped. We believe the Andrews and Gaines County leases contain a considerable number of remaining potential drilling locations. Our reserve estimate includes 212 PUD wells. Our reserve estimates include the capital costs required to develop these wells. Our reserve estimates also include secondary recovery (waterflood) reserves in relation to some of our Andrews County acreage.

Culberson and Reeves County leases – In 2015, we acquired properties consisting of 19,983 gross acres (19,679 net) with an average working interest of 98% and an average net revenue interest of 79%. Of that acreage amount, 10,190 gross (10,092 net) is developed and held by production and the remaining 9,793 gross (9,587 net) acres being undeveloped. We believe the Culberson and Reeves County leases contain a considerable number of remaining potential drilling locations. Our reserve estimate includes 43 PUD wells. Our reserve estimates include the capital costs required to develop these wells.

Significant Kansas Operations

Kansas Properties – Gray, Finney and Haskell Counties, Kansas. We acquired a 100% working interest and an 80% net revenue interest in 9,541.5 net mineral acres and a 95% working interest and a 76% net revenue interest in 1,600 net mineral acres, along with all production. We acquired a 100% working interest and an 80% net revenue interest in 4,698 net mineral acres in addition to our existing acreage acquired in 2012. We have subsequently leased additional acreage in Kansas, bringing our total acreage position to 17,631 gross acres (16,674 net). There was minimal production associated with the acquisition. In October 2013, we entered into the Joint Development Agreement, whereby Torchlight Energy Resources, Inc. agreed to pay approximately $6.2 million in development costs in return for a 50% working interest in this acreage. Development on this acreage has been temporarily halted. We conducted an extensive 3D seismic analysis, which was encouraging, and we are in discussions with our partner as to how and when we wish to proceed. There are no PUD wells from this acreage included in our reserves, but we believe this acreage has significant potential.

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

Summary of Oil and Natural Gas Reserves

As of December 31, 2015, our estimated proved reserves had a pre-tax PV10 value of approximately $240.2 million and a Standardized Measure of Discounted Future Cash Flows of approximately $172.7 million, essentially 100% of which relate to our properties in Texas. We spent approximately $216.3 million on acquisitions and capital projects during 2014 and 2015. We expect to further develop these properties through additional drilling. We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures up or down accordingly.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2015.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
Texas	22,294,050	12,539,600	24,383,983	$239,855,340	$172,178,210

Kansas	18,400	-	18,400	378,100	508,231

Total	22,312,450	12,539,600	24,402,383	$240,233,440	$172,686,441

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on internally prepared reports and audited by Cawley, Gillespie & Associates, Inc. or Williamson Petroluem Consultants, Inc., independent petroleum engineers. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbl)	Gas (Mcf)
Balance, December 31, 2013	6,855,655	2,487,043
Purchase of minerals in place	2,828,530	511,921
Improved recovery	48,233	-
Extensions and discoveries	1,225,094	117,778
Production	(457,038)	(38,735)
Revisions of estimates	(258,183)	(2,089,697)
Balance, December 31, 2014	10,242,291	988,310

Purchase of minerals in place	5,561,276	8,775,407
Improved recovery	8,096,290	2,573,530
Extensions and discoveries	863,327	1,114,932
Production	(664,611)	(472,508)
Revisions of estimates	(1,786,123)	(440,071)
Balance, December 31, 2015	22,312,450	12,539,600

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2014	2015

Oil (Bbls)
Developed	4,454,414	7,167,300
Undeveloped	5,787,877	15,145,150

Total	10,242,291	22,312,450

Natural Gas (Mcf)
Developed	299,188	8,541,400
Undeveloped	689,122	3,998,200

Total	988,310	12,539,600

Total (Boe)
Developed	4,504,279	8,590,867
Undeveloped	5,902,730	15,811,516

Total	10,407,009	24,402,383

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

Our reserve estimates as of December 31, 2015 are based on an average price of $48.173 for oil and $2.505 for gas compared to $85.097 for oil and $3.947 for gas as of December 31, 2014.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2015	2014
Future cash flows	$1,110,056,990	$875,492,876
Future production costs	(361,838,780)	(217,842,533)
Future development costs	(127,293,170)	(113,073,539)
Future income taxes	(177,647,356)	(165,083,198)
Future net cash flows	443,277,684	379,493,606
10% annual discount for estimated timing of cash flows	(270,591,243)	(183,148,613)

Standardized Measure of Discounted Cash Flows	$172,686,441	$196,344,993

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2015	2014
Beginning of the year	$196,344,992	$133,947,927
Purchase of minerals in place	121,753,192	89,152,815
Extensions, discoveries and improved recovery, less related costs	215,074,627	39,903,356
Development costs incurred during the year	28,653,794	90,562,299
Sales of oil and gas produced, net of production costs	(20,502,195)	(33,096,276)
Sales of minerals in place	-	-
Accretion of discount	27,688,579	16,564,967
Net changes in price and production costs	(308,347,796)	(30,191,382)
Net change in estimated future development costs	14,823,882	(31,004,796)
Revision of previous quantity estimates	(28,297,019)	(15,044,380)
Revision of estimated timing of cash flows	(137,051,390)	(43,530,618)
Net change in income taxes	62,545,775	(20,918,919)

End of the Year	$172,686,441	$196,344,993

Proved Reserves

We have approximately 24.4 million BOE of proved reserves, which consist of approximately 91% oil and 9% natural gas, are summarized below as of December 31, 2015, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2015, our Texas proved reserves had a net pre-tax PV10 value of approximately $239.9 million and Standardized Measure of Discounted Future Net Cash Flows of approximately $172.2 million and our proved reserves in Kansas had a net pre-tax PV10 value of approximately $0.4 million and Standardized Measure of Discounted Future Net Cash Flows of approximately $0.5 million.

As of December 31, 2015, approximately 33% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 2% and proved undeveloped, or “PUD”, reserves constitute approximately 65%, of the proved reserves as of December 31, 2015.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2015 of approximately $240.2 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $172.7 million. Approximately $103.0 million and $74.2 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 42.9% of total proved reserves’ pre-tax PV10 value. An additional $8.7 million and $6.2 million, respectively, are associated with the PDNP reserves, which is approximately 3.6% of total proved reserves’ pre-tax PV10 value. The remaining $128.5 million and $92.2 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2015 include 15.8 million BOE as proved undeveloped reserves. As of December 31, 2014, our reserve estimates included approximately 5.9 million BOE as proved undeveloped reserves. Following is a description of the changes in our PUD reserves from December 31, 2014 to December 31, 2015.

Conversion of approximately 474,565 BOE of reserves from PUD to PDP or PDNP through development.

Net downward revision of approximately 654,119 BOE primarily as a result of economics with lower commodity prices.

Purchase of minerals in place through acquisitions resulted in the addition of approximately 2,301,500 BOE.

Improved Recovery and Extension of approximately 8,735,224, primarily resulting from the addition of waterflood reserves on some of the Andrews acreage.

Our proved reserves as of December 31, 2015 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)

Texas:
PDP	6,682,900	8,416,800	8,085,700	33%	$102,654	$73,689	$-
PDNP	466,000	124,600	486,767	2%	8,700	6,245	1,867
PUD	15,145,150	3,998,200	15,811,516	65%	128,501	92,243	125,426

Total Proved:	22,294,050	12,539,600	24,383,983	100%	$239,855	$172,178	$127,293

Kansas:
PDP	18,400	-	18,400	0%	$378	$508	$-

Total Proved:	18,400	-	18,400	0%	$378	$508	$-

Total:
PDP	6,701,300	8,416,800	8,104,100	33%	$103,032	$74,197	$-
PDNP	466,000	124,600	486,767	2%	8,700	6,245	1,867
PUD	15,145,150	3,998,200	15,811,516	65%	128,501	92,243	125,426

Total Proved:	22,312,450	12,539,600	24,402,383	100%	$240,233	$172,685	$127,293

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2016	5,997,626	3,621,501	6,601,210	$61,887,840
2017	6,701,102	480,153	6,781,137	55,024,620
2018	2,912,422	21,146	2,915,946	10,380,710

	15,611,150	4,122,800	16,298,293	$127,293,170

Internal Controls Over Reserves Estimates

Our reserves data and estimates were compiled and prepared internally and audited by third party independent consultants, Cawley, Gillespie & Associates, Inc. or Williamson Petroleum Consultants, Inc., as described in more detail herein, in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by Cawley, Gillespie & Associates, Inc. and Williamson Petroleum Consultants, Inc., met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers. Our reserves estimates are prepared by examination and evaluation of production data, production decline curves, reservoir pressure data, logs, geological data, and offset analogies. The third party independent consultants are provided full access to complete and accurate information pertaining to the property, and to all applicable personnel of the Company. Our reserves estimates and process for developing such estimates are reviewed and approved by its Vice President of Operations, Daniel D. Wilson, a petroleum engineer, and Chief Executive Officer, Kelly Hoffman, to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of the third party consultants. Mr. Daniel Wilson, a petroleum engineer and businessman, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. Mr. Kelly Hoffman has over 40 years of well-rounded experience in the oil and gas industry. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

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

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2015, is summarized below. The following table indicates the percentage of our estimated December 2015 average daily production of 2,281 BOE/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas

Texas	99.53%	99.80%	97.85%

Kansas	0.47%	0.20%	2.15%

Total	100.00%	100.00%	100.00%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2015 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Texas	16,065	15,262	34,582	22,548	50,646	31,809

Kansas	800	716	16,831	15,958	17,631	16,674

Total	16,865	15,978	51,413	38,506	68,277	48,483

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Years Ended December 31,
	2013	2014	2015

Oil production (Bbls)	109,673	457,039	664,612
Natural gas production (Mcf)	36,047	38,735	472,509
Total production (Boe)	115,681	463,495	743,363
Daily production (Boe/d)	317	1,270	2,037
Average sales price:
Oil (per Bbl)	$92.81	$83.04	$44.90
Natural gas (per Mcf)	3.82	3.53	2.48
Total (per Boe)	89.17	81.18	41.72
Average production cost (per Boe)	$10.44	$10.77	$13.40
Average production taxes (per Boe)	4.12	3.80	1.97

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

Productive Wells

The following table presents our ownership at December 31, 2015, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	363	263	-	-	363	263
Kansas	3	1	1	1	4	2

Total	366	264	1	1	367	265

Drilling Activity

During 2015, we drilled 9 development wells in Texas with 20 wells being completed and producing at December 31, 2015.

During 2014, we drilled 135 development wells in Texas with 125 wells being completed and producing at December 31, 2014. All wells drilled in Texas during 2014 were successful. Also during 2014, we drilled 7 wells in Kansas and 6 of these wells were successful and 1 was a dry hole.

During 2013, we drilled 40 development wells in Texas with 38 wells being completed and producing at December 31, 2013. All of the wells drilled in 2013 were successful.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $10.44, $10.77 and $13.40 during the years ended December 31, 2013, 2014 and 2015, respectively, and our average production taxes, per BOE, were $4.12, $3.80 and $1.97 for the years ended December 31, 2013, 2014 and 2015, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2013, 2014 and 2015 are shown below.

	For the Year Ended December 31,
	2013	2014	2015

Acquisition of proved properties	$5,192,441	$15,812,995	$81,264,187
Acquisition of unproved properties	-	-	-
Exploration costs	-	-	-
Development costs	29,796,379	92,182,681	31,601,990
Total Costs Incurred	$34,988,820	$107,995,676	$112,866,177

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas. The leased office space consists of approximately 15,000 square feet. Additionally, we still have a lease for our previous office space in Midland, Texas, consisting of approximately 3,700 square feet. We vacated this space as of February 28, 2015 and continue efforts to sublet this space. Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office consisting of approximately 3,700 square feet. We also lease office space in Andrews, Texas for a field office consisting of approximately 2,000 square feet. We expect our current office space to be adequate as we move forward.

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

The Lawsuit alleged, among other things, that the members of our Board of Directors breached their fiduciary duties, and that SunTrust Bank aided and abetted such breaches, in connection with our Credit Agreement as a result of certain provisions that gave SunTrust Bank the right to accelerate the debt in the event of a change in control, among other things. The complaint sought, among other things, declaratory relief, as well as an award of costs and disbursements of the Lawsuit, including attorney’s fees, experts’ fees, costs and expenses.  The Credit Agreement has been amended to eliminate and modify such provisions.  On October 27, 2015, the Court granted Ring’s Motion to Dismiss the Lawsuit. As of December 31, 2015, Plaintiff was seeking recovery of its attorney’s fees associated with the Lawsuit. Subsequent to December 31, 2015, Plaintiff and Ring entered into a settlement agreement for an insignificant amount in connection with the attorney’s fees.

Item 4:	Mine safety disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NYSE MKT under the trading symbol “REI.” We have only one class of common stock, and we have 50,000,000 authorized but unissued shares of preferred stock. The table below sets forth for the periods indicated the quarterly high and low sale prices of our common stock as reported on the NYSE MKT.

NYST MKT

Period	High Sale	Low Sale
1st Quarter 2014	$15.35	$11.98
2nd Quarter 2014	20.61	15.25
3rd Quarter 2014	19.35	14.25
4th Quarter 2014	17.77	7.54

1st Quarter 2015	10.93	8.32
2nd Quarter 2015	13.41	10.40
3rd Quarter 2015	11.54	7.62
4th Quarter 2015	11.53	6.57

1st Quarter 2016 (through March 14)	$7.22	$4.04

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on Ring’s common stock relative to the cumulative total returns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2010, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

*	The peer group consists of: Callon Petroleum Company, Rex Energy Corporation, Approach Resources, Inc., Resolute Energy Corporation and Clayton Williams Energy, Inc., all of which are in the oil and gas exploration and production industry.

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration filed under the Securities Act of 1933 unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A.

Record Holders

As of March 4, 2016, there are approximately 3,481 holders of record of our common stock. As of March 14, 2016, 4,762,671 shares, or approximately 15.7%, of the 30,396,942 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,881,150	$5.07	1,874,250

Equity compensation plans not approved by security holders	-	-	-

Total	2,881,150	$5.07	1,874,250

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

Shares Available

Our Plan currently authorizes 5,000,000 shares of our common stock for issuance under the Plan. If any shares of common stock subject to an Award are forfeited or if any Award based on shares of common stock is otherwise terminated without issuance of such shares of common stock or other consideration in lieu of such shares of common stock, the shares of common stock subject to such Award shall to the extent of such forfeiture or termination, again be available for Awards under the Plan if no participant shall have received any benefits of ownership in respect thereof. The shares to be delivered under the Plan shall be made available from (a) authorized but unissued shares of common stock, (b) common stock held in the treasury of the Company, or (c) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market, in each situation as the Board of Directors or the Compensation Committee may determine from time to time at its sole option.

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

Each option will be exercisable on such date or dates, during such period, and for such number of shares of common stock as shall be determined by the plan administrator on the day on which such stock option is granted and set forth in the option agreement with respect to such stock option; provided, however, the maximum term of options granted under the Plan is ten years.

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

Transferability Restrictions

Notwithstanding any limitation on a holder’s right to transfer an award, the plan administrator may (in its sole discretion) permit a holder to transfer an award, or may cause the Company to grant an award that otherwise would be granted to an eligible individual, in any of the following circumstances: (a) pursuant to a qualified domestic relations order; (b) to a trust established for the benefit of the eligible individual or one or more of the children, grandchildren or spouse of the eligible individual; (c) to a limited partnership or limited liability company in which all the interests are held by the eligible individual and that person’s children, grandchildren or spouse; or (d) to another person in circumstances that the plan administrator believes will result in the award continuing to provide an incentive for the eligible individual to remain in the service of the Company or its subsidiaries and apply his or her best efforts for the benefit of the Company or its subsidiaries. If the plan administrator determines to allow such transfers or issuances of awards, any holder or eligible individual desiring such transfers or issuances shall make application therefore in the manner and time that the plan administrator specifies and shall comply with such other requirements as the plan administrator may require to assure compliance with all applicable laws, including securities laws, and to assure fulfillment of the purposes of this Plan. The plan administrator shall not authorize any such transfer or issuance if it may not be made in compliance with all applicable federal and state securities laws. The granting of permission for such an issuance or transfer shall not obligate the Company to register the shares of stock to be issued under the applicable award.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2015.

Item 6:	Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

		Successor				Predecessor
	For the	For the	For the	For the	For the Eight	For the Four
	Year ended	Year ended	Year ended	Year ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,	December 31,	April 30,
	2015	2014	2013	2012	2011	2011
Statement of Operations Data:
Revenues	$31,013,892	$38,089,443	$10,315,701	$1,757,444	$388,674	$96,956
Cost of revenues	11,426,453	6,753,372	1,684,493	868,954	191,738	76,124
Depreciation, depletion and amortization	15,175,791	11,807,794	2,284,091	506,786	89,376	2,778
Ceiling test impairment	9,312,203	-	-	-	-	-
Accretion	418,384	154,973	53,681	20,906	5,547	3,732
General and administrative	7,995,395	6,803,029	6,682,760	2,392,645	428,575	6,000
Net income (loss)	(9,052,771)	8,420,500	(452,209)	(1,669,283)	63,165	8,322

Basic income (loss) per common share	$(0.32)	$0.34	$(0.03)	$(0.21)	$0.01	$-
Diluted income (loss) per common share	$(0.32)	$0.33	$(0.03)	$(0.21)	$0.01	$-

		As of December 31,
		Successor				Predecessor
	2015	2014	2013	2012	2011	2011
Balance Sheet Data:
Current assets	$8,714,491	$15,083,298	$56,305,036	$5,882,530	$223,695	$30,383
Oil and gas properties subject to amortization	269,590,374	166,036,400	58,040,724	23,051,904	6,597,433	306,460
Total assets	250,866,245	167,641,640	111,723,418	28,513,378	6,742,885	285,411
Total current liabilities	11,333,167	16,263,051	7,231,643	1,191,431	477,057	12,127
Total long-term liabilities	53,301,950	8,835,879	1,886,061	1,122,236	10,372,338	261,598
Total Stockholders/Owners Equity (Deficit)	186,231,128	142,542,530	102,605,714	26,199,711	(4,106,510)	11,686

Reorganization into Ring – On June 28, 2012, Ring completed the acquisition of Stanford through the closing of a stock-for-stock exchange agreement dated May 3, 2012.  As a result, Stanford’s stockholders obtained control of Ring under current accounting guidance. Since the Stanford stockholders obtained a controlling interest in Ring’s Common Stock and stock options, Stanford was determined to be the accounting acquirer and its historical financial statements have been adjusted to reflect its reorganization in a manner equivalent to a 2,500-for-1 stock split. The accompanying historical financial statements prior to the reorganization into Ring are Stanford’s financial statements, adjusted to reflect the authorized capital and par value of Ring and to reflect the effects of the stock split for all periods presented.

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

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities in Texas and Kansas. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders value through the following:

•	Growing production and reserves by developing our oil-rich resource base. Our long term plan is to actively drill and develop our acreage base in an effort to maximize its value and resource potential. However, given the current environment as it relates to commodity prices, we have scaled back our development plans to associate it, to the extent possible, with our cash flows from operations. Ring’s portfolio of proved oil and natural gas reserves consists of 91% oil and 9% natural gas. Of those reserves, 33% of the proved reserves are classified as proved developed producing, or “PDP,” 2% are classified as proved developed non-producing, or “PDNP,” and approximately 65% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring seeks to increase production, reserves and cash flow while gaining favorable returns on invested capital. Through December 31, 2015, we increased our proved reserves to approximately 24.4 million BOE. Effectively 100% of our reserves relate to properties located in Texas. We spent approximately $217.3 million on acquisitions and capital projects during 2014 and 2015.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. We believe that management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues. We expect oil and natural gas to remain volatile. Additionally, the ability to find and develop sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

Although commodity prices continued to decline during 2015 compared to 2014, we believe we are well-positioned to manage the challenges presented in the lower commodity pricing environment, and we can endure the current cyclical downturn in the oil and gas industry and the continued volatility in current and future commodity prices by continuing our plans to manage our development activity around our operating cash flow.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2013	2014	2015

Net production:
Oil (Bbls)	109,673	457,039	664,612
Natural gas (Mcf)	36,047	38,735	472,509

Net sales:
Oil	$10,178,176	$37,952,888	$29,839,852
Natural gas	137,525	136,555	1,174,040

Average sales price:
Oil (per Bbl)	$92.81	$83.04	$44.90
Natural gas (per Mcf)	3.82	3.53	2.48

Production costs and expenses
Oil and gas production costs	$1,207,529	$4,993,166	$9,958,380
Production taxes	476,964	1,760,206	1,468,073
Depreciation, depletion and amortization expense	2,284,091	11,807,794	15,175,791
Ceiling test impairment	-	-	9,312,203
Accretion expense	53,681	154,972	418,384
General and administrative expenses	6,682,760	6,803,029	7,995,395

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Oil and natural gas sales. Oil and natural gas sales revenue decreased approximately $7.1 million to $31.0 million in 2015. Oil sales decreased approximately $8.1 million while natural gas sales increased approximately $1.0 million. The oil sales decrease was the result of a decrease in the average realized per barrel oil price from $83.04 in 2014 to $44.90 in 2015 partially offset by an increase in sales volume from 457,039 barrels of oil in 2014 to 664,612 barrels of oil in 2015. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume increased from 38,735 Mcf in 2014 to 472,509 Mcf in 2015 but was offset by a 30% decrease in the average realized per Mcf gas price from $3.53 in 2014 to $2.48 in 2015. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases for both oil and natural gas are the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs. Our aggregate oil and gas production costs increased from $4,993,166 in 2014 to $9,958,380 in 2015, and increased on a BOE basis from $10.77 in 2014 to $13.40 in 2015. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. These increases in both the aggregate production costs and the cost per BOE are the result of additional acquisitions and development.

Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 4.62% during 2014 and increased to 4.73% in 2015. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $3,367,997 to $15,175,791 in 2015. The increase was the result of an increase in production volumes, partially offset by a decrease in the average depreciation, depletion and amortization rate from $25.48 per BOE during 2014 to $20.42 per BOE during 2015. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.

Ceiling Test Write-Down.    The Company recorded a $9.3 million non-cash write-down of the carrying value of its proved oil and natural gas properties for the period ended December 31, 2015 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the prior year ended December 31, 2014.

General and administrative expenses. General and administrative expenses increased by $1,192,366 to $7,995,395 during 2015. This increase was the result of various factors, including acquisition related costs, increased office lease rent expense and compensation related costs.

Interest income. Interest income was $6,984 in 2015 as compared to $85,964 in 2014. The decrease was the result of lower average cash on hand during 2015.

Interest expense. Interest expense increased from zero in 2014 to $749,134 in 2015. This increase was the result of drawing on our credit facility during 2015, particularly in relation to our acquisition of the properties in Culberson and Reeves counties.

Provision for income taxes. The provision for income taxes changed from $4,235,739 in 2014 to a negative provision of $5,003,713 in 2015. The change is due to the Company having a net loss in 2015 versus net income in 2014.

Net income (loss). During 2015, the Company had a net loss of $9,052,771 as compared to net income of $8,420,500 during 2014. The primary reasons for this change are the referenced ceiling test write-down and reduced revenues as a result of significantly lower received commodity prices.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $27.8 million to $38.1 million in 2014. Oil sales increased approximately $27.8 million while natural gas sales remained effectively the same. The oil sales increase was the result of an increase in sales volume from 109,673 barrels of oil in 2013 to 457,039 barrels of oil in 2014 offset by a decrease of 10% in the average realized per barrel oil price from $92.81 in 2013 to $83.04 in 2014. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume increased from 36,047 Mcf in 2013 to 38,735 Mcf in 2014 but was offset by an 8% decrease in the average realized per Mcf gas price from $3.82 in 2013 to $3.53 in 2014. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases for both oil and natural gas were the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs. Our aggregate oil and gas production costs increased from $1,207,500 in 2013 to $4,993,166 in 2014, and increased on a BOE basis from $10.44 in 2013 to $10.77 in 2014. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. This increase in the aggregate production costs was the result of additional acquisitions and development.

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

Interest expense. Interest expense decreased by $9,890 in 2013 to no expense in 2014. The decrease was the results of having no amounts borrowed on our Credit Facility during 2014.

Provision for income taxes. The provision for income taxes increased from $77,701 in 2013 to $4,235,739 in 2014. The increase was due to higher net income before taxes in 2014. The effective tax rate in 2014 was 33.5%, which is less than the Company’s federal statutory rate due to the favorable tax impact of stock option exercises, partially offset by adjustments of the prior year’s tax estimate made in 2014.

Net income (loss). During 2014, the Company had net income of $8,420,500 as compared to a net loss of $452,209 during 2013. The primary reason for this change was increased revenues partially offset by an increase in costs of production, depreciation, depletion and amortization and provision for income taxes.

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary sources of cash in 2015 were from funds generated from the sale of oil and natural gas production and borrowings under our Credit Facility. These cash flows were primarily used to fund our capital expenditures and interest payments on debt. While Ring will continue to develop its properties near term, such development will be more limited while commodity prices remain low and unstable. The Company will manage any development activity around its operating cash flow.

Credit Facility. On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 26, 2015 and July 24, 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with an initial borrowing base of $100 million (the “Borrowing Base”) with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions. As a result of the recent decline in commodity prices, our borrowing base and related commitments under the Credit Facility could be reduced in the future.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2015, the Company was in compliance with all covenants contained in the Credit Facility, and $45,900,000 was outstanding on the Credit Facility.

Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2015, 2014 and 2013, we had cash inflow from operations of $9,843,744, $33,748,065 and $8,116,408, respectively. During the three years ended December 31, 2015, we financed $151,756,229 through proceeds from the sale of stock. During 2015, we had proceeds from drawdowns on our Credit Facility of $45,900,000. We primarily used this cash to fund our capital expenditures and development aggregating $250,754,563 over the three years ended December 31, 2015. At December 31, 2015, we had cash on hand of $4,431,350 with negative working capital of $2,618,676, as compared to cash on hand of $8,622,235 and negative working capital of $1,179,753 at December 31, 2014 and cash of $52,350,583 and working capital of $49,073,394 at December 31, 2013.

Schedule of Contractual Obligations. The following table summarizes our contractual obligations for periods subsequent to December 31, 2015. The future estimated office lease payments pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet for our previous office space in Midland, Texas, as we attempt to sublet the space, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $526,658, $149,872 and $141,593 for the years ended December 31, 2015, 2014 and 2013, respectively. The following table reflects the outstanding balance under our Credit Facility and future minimum lease payments under the operating leases as of December 31, 2015.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	45,900,000	-	-	45,900,000	-
Operating Lease Obligations	1,193,738	574,803	574,235	-	-

Total	47,093,738	574,803	518,935	45,900,000	-

(1)	Includes outstanding principal amounts at December 31, 2015. This table does not include future commitment fees, interest expense or other fees on this facility because they are floating rate instruments, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of December 31, 2015, the Credit Facility had a weighted average interest rate of 2.46%.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2015 we had no off-balance sheet financing arrangements.

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

Write-down of Oil and Gas Properties.    Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

During 2015, the Company recorded a $9.3 million non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected with ceiling test and other impairments in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2014 or 2013.

Our reserve estimates as of December 31, 2015 are based on an average price of $48.173 for oil and $2.505 for gas.

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

Our proved reserve information included in this Annual Report was based on internal reports and audited by Cawley, Gillespie & Associates, Inc. and Williamson Petroleum Consultants, Inc., independent petroleum engineers. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

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

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2015 ranged from a low of $31.42 per barrel to a high of $56.83 per barrel. Natural gas prices we received during 2015 ranged from a low of $1.05 per Mcf to a high of $3.96 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of December 31, 2015, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $2.5 million at December 31, 2015). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2015, sales to three customers, Oxy, Enterprise and HollyFrontier represented 48%, 23% and 20%, respectively, of oil and gas revenues. At December 31, 2015, Oxy represented 53% of our accounts receivable and Enterprise represented 30%. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.

As of December 31, 2015, we had $45,900,000 outstanding on our Credit Facility. A 1% change in the interest rate on our Credit Facility would result in an estimated $459,000 increase in our annual interest expense. If we draw additional funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 14, 2015. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position

Kelly Hoffman	57	Chief Executive Officer, Director
David A. Fowler	57	President, Director
Daniel D. Wilson	55	Executive Vice President
William R. Broaddrick	38	Chief Financial Officer
Lloyd T. Rochford	69	Chairman of the Board of Directors
Stanley M. McCabe	83	Director
Anthony B. Petrelli	63	Director
Clayton E. Woodrum	75	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. All of the Board members were re-elected at the Company’s 2015 annual shareholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 57, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, Mr. Hoffman again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman has served as our Chief Executive Officer since January 2013. Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 57, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April 2001, Mr. Fowlerco-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million. Mr. Fowler has served as President of the Company since January 2013.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 55, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. From 1983 to 2012, Mr. Wilson was employed at Breck Operating Corporation (“Breck”), including 22 years as the Vice President and Manager of Operations. He had the responsibility for overseeing the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes. Mr. Wilson has served as Vice President of Operations of the Company since January 2013.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 38, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford as Chief Financial Officer. As a result of the merger transaction between Stanford and Ring, Mr. Broaddrick became Chief Financial Officer of Ring as of July 2012.

In 1999, Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa. Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 69, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

Mr. Rochford has successfully formed, developed and sold/merged four natural resource companies, two of which were listed on the New York Stock Exchange. The most recent, Arena, was founded by Mr. Rochford and his associate Stanley McCabe in August 2000. From inception until May 2008, Mr. Rochford served as President, Chief Executive Officer and as a director of Arena. During that time, Arena received numerous accolades from publications such as Business Week (2007 Hot Growth Companies), Entrepreneur (2007 Hot 500), Fortune (2007, 2008, 2009 Fastest Growing Companies), Fortune Small Business (2007, 2008 Fastest Growing Companies) and Forbes (Best Small Companies of 2009). In May 2008, Mr. Rochford resigned from the position of Chief Executive Officer at Arena and accepted the position of Chairman of the Board. In his role as Chairman, Mr. Rochford continued to pursue opportunities that would enhance the then current, as well as long-term value of Arena. Through his efforts, Arena entered into a merger agreement and was acquired by another New York Stock Exchange company for $1.6 billion in July, 2010.

Stanley M. McCabe – Director

Mr. McCabe, 83, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and Chief Executive Officer of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded Arena with Mr. Rochford and Mr. McCabe served as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 63, is President, a member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his Bachelors of Science in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 75, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a Partner In Charge of the tax department of a big eight accounting firm to Chief Financial Officer of BancOklahoma Corp. and Bank of Oklahoma. His areas of expertise include business valuation, litigation support (including financial analysis, damage reports, depositions and testimony), estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

Our executive officers are elected by, and serve at the pleasure of, our Board of Directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

Involvement in Certain Legal Proceedings

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

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

Audit Committee

The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. The Audit Committee is comprised of Messrs. Woodrum, Petrelli and McCabe, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that Mr. Woodrum qualified as “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated by the Securities and Exchange Commission (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Woodrum, Petrelli and McCabe further qualified as “independent” in accordance with the applicable regulations of the NYSE MKT, LLC definition of independent director set forth in the Company Guide, Part 8, Section 803(A). (see the biographical information for Messrs. Woodrum, Petrelli and McCabe, infra, in this discussion of “Directors and Executive Officers”).

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

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, and Corporate Controller, as well as the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions to ensure the highest standard of ethical conduct and fair dealing.

We have also adopted a Code of Business Conduct covering a wide range of business practices that applies to all of our officers, directors, and employees to help promote honest and ethical conduct. The Code of Business Conduct covers standards for professional conduct, including, among others, conflicts of interest, insider trading, confidential information, protection and proper use of Company assets, and compliance with all laws and regulations applicable to the Company’s business.

These documents are available on the Company’s website at www.ringenergy.com. We shall also provide any person without charge, upon request, a copy of the Code of Ethics or Code of Business Conduct. Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, Attention William R. Broaddrick, or by calling (918) 499-3880.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Section 16(a) reports furnished to us for our most recent fiscal year, we know of no director, officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of the our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11: Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives, policies and practices with respect to our executive officers; and (3) identifies the elements of compensation for each of the individuals identified in the following table, whom we refer to in this annual report as our “Named Executive Officers” for the fiscal year ending December 31, 2015.

Name	Principal Position
Kelly Hoffman	Chief Executive Officer, effective January 1, 2013
David A. Fowler	President, effective January 1, 2013
Daniel D. Wilson	Executive Vice President, effective January 1, 2013
William R. Broaddrick	Chief Financial Officer, effective July 1, 2012

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

Objectives and Philosophy of Our Executive Compensation Program

Ring strives to attract, motivate and retain high-quality executives by providing total compensation that is performance-based and competitive within the labor market in which the Company competes for executive talent as a public company. Our compensation program is intended to align the interests of management with the interests of stockholders by linking pay with performance, thereby incentivizing performance and furthering the ultimate goal of increasing stockholder value.

Setting Executive Compensation

Our current executive compensation programs are determined and approved by our Compensation Committee. The Compensation Committee takes into consideration the recommendations by our Chairman of the Board and our Chief Executive Officer as to the compensation of executive officers other than the Chief Executive Officer. None of the Named Executive Officers are members of the Compensation Committee. The Compensation Committee has the direct responsibility and authority to review and approve the Company’s goals and objectives relative to the compensation of the Named Executive Officers, and to determine and approve (either as a committee or with the other members of the Company’s Board of Directors who qualify as “independent” directors under applicable guidelines adopted by the NYSE MKT, LLC) the compensation levels of the Named Executive Officers.

Our current executive compensation programs are intended to achieve two objectives. The primary objective is to enhance the profitability of the Company, and thus, shareholder value. The second objective is to attract, motivate, reward and retain employees, including executive personnel, who contribute to the long-term success of the Company. As described in more detail below, the material elements of our current executive compensation program for Named Executive Officers include three major elements: a base salary, discretionary annual bonuses and discretionary stock options grants.

General

The Company believes that each element of the executive compensation program helps to achieve one or both of the Company’s compensation objectives outlined above. Our executive’s compensation is based on individual and Company performance and designed to attract, retain and motivate highly qualified executives while creating a strong connection to financial and operational performance and stockholder value. The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

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

As illustrated by the table above, base salary is primarily intended to attract and retain qualified executives. This is the element of the Company’s current executive compensation program where the value of the benefit in any given year is not wholly dependent on performance. Base salaries are intended to attract and retain qualified executives as well as to reward and/or motivate executives. Base salaries are reviewed annually and take into account: experience and retention considerations; past performance; improvement in historical performance; anticipated future potential performance; and other issues specific to the individual executive.

There are specific elements of the current executive compensation program that are designed to reward performance and enhance profitability and shareholder value, and therefore the value of these benefits is based on performance. The Company’s discretionary annual bonus plan is primarily intended to motivate and reward Named Executive Officers’ performance to achieve specific strategies and operating objectives, as well as improved financial performance. The Company also awards stock options and restricted stock grants to promote long-term value creation for stockholders and to retain talented executives for an extended period.

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

In determining 2015 executive compensation, the Compensation Committee considered the outcome of the say-on-pay vote at the most recent annual meeting as supportive of our pay practices and programs. As a result, the Compensation Committee concluded that the 2015 compensation paid to our Named Executive Officers and our overall pay practices did not require changes; although the Compensation Committee will continue to evaluate the Company’s compensation program to ensure competitiveness, the alignment of the Company’s executive compensation with stockholders’ interests and to met other compensation objectives..

Current Executive Compensation Program Elements

Base Salaries

The Compensation Committee believes base salary is an integral element of executive compensation to provide executive officers with a base level of monthly income. Similar to most companies within the industry, our policy is to pay Named Executive Officers’ base salaries in cash. Base salary is reviewed annually by the Compensation Committee. The base salary of each Named Executive Officer is reviewed annually, with the salary of the Chief Executive Officer being established by the Compensation Committee and the salaries of the other executive officers being determined and approved by the Compensation Committee after consideration of recommendations by the Chairman of the Board and Chief Executive Officer.

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

Annual Bonuses

The Company does not have a formal policy regarding bonuses, and payment of bonuses has been purely discretionary and is largely based on the recommendations of the Compensation Committee. Cash incentive bonuses are designed to provide our executive officers with an incentive to achieve the Company’s business goals and objectives. Cash bonuses are not expected to be a significant portion of the executive compensation package. Cash bonuses are determined for Named Executive Officers based on his or her performance in the prior year, his or her expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies.

Cash bonuses were granted to all employees in December 2013. The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Executive Officer.

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to the Company’s stockholders. Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation. Mr. Broaddrick was granted non-qualified stock options in 2012, 2013, 2014 and 2015. Messrs. Hoffman, Fowler and Wilson were granted non-qualified stock options in 2013, 2014 and 2015.

Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of the requisite service period served. Non-qualified stock options for Named Executive Officers and other key employees generally vest ratably over five years. No restricted stock was granted to any of the Named Executive Officers.’ The Compensation Committee believes that these awards encourage Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

Grants are determined for Named Executive Officers based on his or her performance in the prior year, his or her expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies. Awards may be granted to new key employees or Named Executive Officers on their respective hire dates. Other grant date determinations are made by the Compensation Committee, which are based upon the date the Committee met and proper communication was made to the Named Executive Officer or key employee as defined in the definition of grant date by generally accepted accounting principles. Exercise prices are equal to the value of the Company’s stock on the close of business on the determined grant date. The Company has no program or practice to coordinate timing of grants with release of material, nonpublic information.

The grant date fair value as determined under generally accepted accounting principles is shown in the “Summary Compensation Table” below.

Pension Plans, Non-Qualified Deferred Compensation Plans, Change-In-Control Arrangements and Retirement Plans

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2015.

Other Benefits

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, and short and long-term disability, in each case, on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our Named Executive Officers.

Tax Considerations

Although our Compensation Committee considers the tax and accounting treatment associated with the cash and equity grants it makes, these considerations are not dispositive. Section 162(m) of the Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any year with respect to our chief executive officer, chief financial officer and our three most highly compensated executive officers other than the chief executive officer and the chief financial officer. There is an exemption from the $1.0 million limitation for performance-based compensation that meets certain requirements. Our benefit plans are generally designed to permit compensation to be structured to meet the qualified performance-based compensation exception. To maintain flexibility in compensating Named Executive Officers in a manner designed to promote our Company goals and objectives, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee retains the ability to evaluate the performance of our executive officers and to pay appropriate compensation, even if some of it may be non-deductible, to ensure competitive levels of total compensation is paid to certain individuals.

We account for stock-based awards based on their grant date fair value, as determined under FASB ASC Topic 718.  In connection with its approval of stock-based awards, the Compensation Committee is cognizant of and sensitive to the impact of such awards on stockholder dilution.  The Compensation Committee also endeavors to avoid stock-based awards made subject to a market condition, which may result in an expense that must be marked to market on a quarterly basis.  The accounting treatment for stock-based awards does not otherwise impact the Compensation Committee’s compensation decisions.

Risk Considerations in our Overall Compensation Program

When establishing and reviewing our executive compensation program, the Compensation Committee has considered whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. While behavior that may result in inappropriate risk taking cannot necessarily be prevented by the structure of compensation practices, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. Our compensation program is comprised of both fixed and incentive-based elements. The fixed compensation (i.e., base salary) provides reliable, foreseeable income that mitigates the focus of our employees on our immediate financial performance or our stock price, encouraging employees to make decisions in our best long-term interests. The incentive components are designed to be sensitive to our short-term and long-term goals, performance and stock price. In combination, we believe that our compensation structures do not encourage our officers and employees to take unnecessary or excessive risks in performing their duties. In conclusion, we believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)

Kelly Hoffman,	2015	175,000	-	260,762	24,000	(2)	459,762
Chief Executive Officer	2014	175,000	-	196,728	24,000	(2)	395,728
	2013	175,000	5,000	2,336,928	122,500	(3)	2,639,428

David Fowler,	2015	150,000	-	260,762	24,000	(2)	434,762
President	2014	150,000	-	196,728	24,000	(2)	370,728
	2013	150,000	5,000	2,336,928	22,500	(4)	2,514,428

Daniel D. Wilson,	2015	150,000	-	238,167	-		388,167
Executive Vice President	2014	150,000	-	163,940	-		313,940
	2013	150,000	5,000	1,454,044	-		1,609,044

William R. Broaddrick,	2015	125,000	-	238,167	-		363,167
Chief Financial Officer	2014	125,000	-	163,940	-		288,940
	2013	125,000	5,000	207,549	-		337,549

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) 2015 and 2014 Other Compensation for Mssrs. Hoffman and Fowler consists of $24,000 in directors fees.

(3) 2013 Other Compensation to Mr. Hoffman includes a $100,000 signing bonus and $22,500 in director’s fees.

(4) David Fowler received $22,500 in director’s fees during 2013.

On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the stock options granted during 2015.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value of Option Awards on Grant Date ($)

Kelly Hoffman	12/9/2015	40,000	$8.25	$260,762
David Fowler	12/9/2015	40,000	8.25	260,762
Daniel D. Wilson	12/9/2015	35,000	8.25	238,167
William R. Broaddrick	12/9/2015	35,000	8.25	238,167

On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program.

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2015.

Outstanding Equity Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Grant Date	Option Expiration Date

Kelly Hoffman	180,000	50,000	$2.00	12/01/11	12/01/21
	200,000	300,000	4.50	01/01/13	01/01/23
	10,000	15,000	10.00	12/16/13	12/16/23
	6,000	24,000	8.00	12/01/14	12/01/24
	-	40,000	8.25	12/09/15	12/09/25

David Fowler	200,000	300,000	4.50	01/01/13	01/01/23
	10,000	15,000	10.00	12/16/13	12/16/23
	6,000	24,000	8.00	12/01/14	12/01/24
	-	40,000	8.25	12/09/15	12/09/25

Daniel D. Wilson	120,000	180,000	4.50	01/01/13	01/01/23
	8,000	12,000	10.00	12/16/13	12/16/23
	5,000	20,000	8.00	12/01/14	12/01/24
	-	35,000	8.25	12/09/15	12/09/25

William R. Broaddrick	40,000	20,000	2.00	12/01/11	12/01/21
	20,000	20,000	4.50	01/01/13	09/01/22
	8,000	12,000	10.00	12/16/13	12/16/23
	5,000	20,000	8.00	12/01/14	12/01/24
	-	35,000	8.25	12/09/15	12/09/25

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.

The following table provides information regarding options exercised by Named Executive Officers during 2014 and 2015.

Option Exercises and Stock Vesting

		Option Awards
Year	Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

2014	William R. Broaddrick	50,000	$809,000

2015	Kelly Hoffman	20,000	325,600

There were no option exercises by Named Executive Officers during 2013.

Director Compensation

All directors receive a monthly stipend of $2,000. In 2015, each outside director also received 25,000 stock options with an exercise price of $8.25 per share as an annual bonus. Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Lloyd T. Rochford	(2)	$24,000	$162,976	$-	$186,976
Stanley M. McCabe	(3)	24,000	162,976	-	186,976
David A. Fowler	(4)	24,000	162,976	-	186,976
Kelly Hoffman	(5)	24,000	162,976	-	186,976
Clayton E. Woodrum	(6)	24,000	162,976	-	186,976
Anthony B. Petrelli	(7)	24,000	162,976	-	186,976

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) Lloyd T. Rochford has 165,000 options to purchase Ring stock.

(3) Stanley McCabe has 165,000 options to purchase Ring stock.

(4) David A. Fowler has an aggregate of 595,000 options to purchase Ring stock.

(5) Kelly Hoffman has an aggregate of 825,000 options to purchase Ring stock.

(6) Clayton E. Woodrum has 165,000 options to purchase Ring stock.

(7) Anthony B. Petrelli has 165,000 options to purchase Ring stock.

On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program.

Compensation Committee Report

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation Committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the NYSE MKT listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2015 the Compensation Committee was comprised of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the NYSE MKT listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item 402(b) of Regulation S-K. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2015, the Compensation Committee was comprised of two directors, Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman. Messrs. Rochford and McCabe are currently serving as the members of the Compensation Committee. Neither of our directors who currently serve as members of our Compensation Committee is, or has at any time in the past been, an officer or employee of the Company or any of its subsidiaries. The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2013 through December 31, 2015, the Company paid an aggregate of $172,000 to Arenaco, LLC.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or Board.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,881,150	$5.07	1,874,250

Equity compensation plans not approved by security holders	-	-	-

Total	2,881,150	$5.07	1,874,250

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 14, 2016, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on 30,396,942 shares outstanding at March 14, 2016.

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

	Shares of Common Stock Beneficially Owned
Name	Number		Percent
Kelly Hoffman	503,546	(1)	2%

David A. Fowler	491,200	(2)	2%

Daniel D. Wilson	308,000	(3)	1%

William R. Broaddrick	173,000	(4)	1%

Lloyd T. Rochford	2,148,000	(5)	7%

Stanley M. McCabe	2,329,502	(6)	8%

Anthony B. Petrelli	128,000	(7)	*

Clayton E. Woodrum	106,423	(8)	*

All directors and executive officers as a group (8 persons)	6,192,671	(9)	20%

*       Represents beneficial ownership of less than 1%

(1)	Includes 496,000 shares issuable upon the exercise of stock options that are currently exercisable.
(2)	Includes 316,000 shares issuable upon the exercise of stock options that are currently exercisable.
(3)	Includes 193,000 shares issuable upon the exercise of stock options that are currently exercisable.
(4)	Includes 73,000 shares issuable upon the exercise of stock options that are currently exercisable.
(5)	Includes (i) 88,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 2,060,000 shares held by a family trust controlled by Mr. Rochford.
(6)	Includes (i) 88,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,646,502 shares held by a family trust controlled by Mr. McCabe.
(7)	Includes 88,000 shares issuable upon the exercise of stock options that are currently exercisable.
(8)	Includes 88,000 shares issuable upon the exercise of stock options that are currently exercisable.
(9)	Includes 1,430,000 shares issuable upon the exercise of stock options that are currently exercisable.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2015, 2014 and 2013, the Company paid an aggregate of $172,000 to Arenaco, LLC for the lease of the office space.

The Audit Committee reviews any related party transactions. Annually each Board member is required to submit an Independence Certificate, disclosing any affiliations or relationships for evaluation as related party transactions.

Review, Approval or Ratification of Transactions with Related Parties

The Board of Directors reviews and approves all relationships and transactions in which it and its directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of its voting securities and their family members, have a direct or indirect material interest. In approving or rejecting such proposed relationships and transactions, the Board shall consider the relevant facts and circumstances available and deemed relevant to this determination. In each case the standard applied in approving the transaction is the best interests of the Company without regard to the interests of the individual officer or director involved in the transaction. These procedures for reviewing and approving conflict of interest transactions are based on the Company’s past practice and are not contained in any written policy.

Director Independence

The standards relied upon by the Board in determining whether a director is “independent” are those set forth in the rules of the NYSE MKT. The NYSE MKT generally defines the term “independent director” as a person other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Because the Board of Directors believes it is not possible to anticipate or provide for all circumstances that might give rise to conflicts of interest or that might bear on the materiality of a relationship between a director and the Company, the Board has not established specific objective criteria, apart from the criteria set forth in the NYSE MKT, LLC rules, to determine “independence”. In addition to such criteria, in making the determination of “independence”, the Board of Directors considers such other matters including (i) the business and non-business relationships that each independent director has or may have had with the Company and its other Directors and executive officers, (ii) the stock ownership in the Company held by each such Director, (iii) the existence of any familial relationships with any executive officer or Director of the Company, and (iv) any other relevant factors which could cause any such Director to not exercise his independent judgment.

Consistent with these standards, the Board of Directors has determined that Messrs. Woodrum and Petrelli, are each “independent” directors within the meaning the NYSE MKT, LLC definition of independent director set forth in the Company Guide, Part 8, Section 803(A). The Board has also determined that Messrs. Rochford and McCabe are “independent” directors under the same definitions.

Item 14:	Principal Accounting Fees and Services

The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) served as the Company’s independent auditors effective April 15, 2012. On September 1, 2013, HBM resigned as the independent registered public accounting firm of Ring Energy, Inc. and entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm for the fiscal year ended December 31, 2013. The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2015. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. Eide Bailly billed the Company an aggregage of $100,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2014 and the audit of the Company’s financial statements for the year ended December 31, 2014 and an aggregate of $105,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2015 and the audit of the Company’s financial statements for the year ended December 31, 2015.

Audit Related Fees. Eide Bailly billed the Company $21,325 and $11,936, respectively, for the years ended December 31, 2015 and 2014 for services related to the Company’s filing of registration statements and $27,467 in 2015 for property audits in relation to an acquisition.

Tax Fees. Eide Bailly billed the Company $10,000 and $8,500, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2015 and 2014.

All Other Fees. No other fees were billed by Eide Bailly to the Company during 2015 and 2014.

The Audit Committee of the Board of Directors has determined that the provision of services by Eide Bailly described above is compatible with maintaining Eide Bailly’s independence as the Company’s principal accountant. The policy of the Audit Committee and our Board, as applicable, is to pre-approve all services by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by our independent registered public accounting firm. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth the pre-approval requirements for all permitted services. Under the policy, all services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Statements of Cash Flows for the year ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.5	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.6	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.7	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.8	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.9	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.10	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.11	Development Agreement with Torchlight Energy Resources, Inc.	8-K	001-36057	10.1	10/18/13
10.12	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.13	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy, LP, Buffalo Oil & Gas, LP and Finley Resources, Inc.	8-K	001-36057	2.1	5/22/15
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associated, Inc.					X
23.2	Consent of Williamson Petroleum Consultants, Inc.					X
23.3	Consent of Eide Bailly LLC					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
99.2	Reserve Report of William Petroleum Consultants, Inc.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: March 15, 2016

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 15, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 15, 2016	Date: March 15, 2016

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 15, 2016	Date: March 15, 2016

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 15, 2016	Date: March 15, 2016

RING ENERGY, INC.

To the Board of Directors and
Stockholders of Ring Energy, Inc.

We have audited the accompanying balance sheets of Ring Energy, Inc. (Ring Energy) as of December 31, 2015, and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Ring Energy’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ring Energy’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EideBailly LLP

Salt Lake City, Utah
March 15, 2016

www.eidebailly.com

5 Triad Center, Ste. 750 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2015	2014
ASSETS
Current Assets
Cash	$4,431,350	$8,622,235
Accounts receivable	2,507,858	3,616,676
Joint interest billing receivable	1,629,165	2,683,787
Prepaid expenses and retainers	146,118	160,600
Total Current Assets	8,714,491	15,083,298
Properties and Equipment
Oil and natural gas properties subject to amortization	269,590,374	166,036,400
Fixed assets subject to depreciation	1,539,991	1,209,809
Total Properties and Equipment	271,130,365	167,246,209
Accumulated depreciation, depletion and amortization	(29,863,838)	(14,688,047)
Net Properties and Equipment	241,266,527	152,558,162
Deferred Income Taxes	64,323	-
Deferred Financing Costs	820,904	-
Total Assets	$250,866,245	$167,641,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11,023,269	$16,241,022
Other accured liabilities	309,898	22,029
Total Current Liabilities	11,333,167	16,263,051

Deferred income taxes	-	4,939,390
Long term debt	45,900,000
Asset retirement obligations	7,401,950	3,896,489
Total Liabilities	64,635,117	25,098,930
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 30,391,942 shares and 25,734,467 shares issued and outstanding, respectively	30,392	25,734
Additional paid-in capital	193,269,034	140,532,323
Retained earnings (accumulated deficit)	(7,068,298)	1,984,473
Total Stockholders' Equity	186,231,128	142,542,530
Total Liabilities and Stockholders' Equity	$250,866,245	$167,641,460

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2015	2014	2013

Oil and Gas Revenues	$31,013,892	$38,089,443	$10,315,701

Costs and Operating Expenses
Oil and gas production costs	9,958,380	4,993,166	1,207,529
Oil and gas production taxes	1,468,073	1,760,206	476,964
Depreciation, depletion and amortization	15,175,791	11,807,794	2,284,091
Ceiling test impairment	9,312,203	-	-
Asset retirement obligation accretion	418,384	154,973	53,681
General and administrative expense	7,995,395	6,803,029	6,682,760

Total Costs and Operating Expenses	44,328,226	25,519,168	10,705,025

Income (Loss) from Operations	(13,314,334)	12,570,275	(389,324)

Other Income (Expense)
Interest income	6,984	85,964	24,706
Interest expense	(749,134)	-	(9,890)

Net Other Income (Expense)	(742,150)	85,964	14,816

Income (Loss) Before Provision for Income Taxes	(14,056,484)	12,656,239	(374,508)

(Provision for) Benefit from Income Taxes	5,003,713	(4,235,739)	(77,701)
	.
Net Income (Loss)	$(9,052,771)	$8,420,500	$(452,209)

Basic Earnings (Loss) per share	$(0.32)	$0.34	$(0.03)
Diluted Earnings (Loss) per share	$(0.32)	$0.33	$(0.03)

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
			Additional	Retained Earnings	Stockholders'
	Common Stock		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2012	14,166,011	$14,166	$32,169,363	$(5,983,818)	$26,199,711
Share-based compensation	-	-	3,489,022	-	3,489,022
Common stock issued for cash	9,378,580	9,378	73,192,312	-	73,201,690
Common stock issued for services	10,000	10	99,990	-	100,000
Options exercised (cashless exercise)	6,722	7	(7)	-	-
Options exercised	15,000	15	67,485	-	67,500
Net loss	-	-	-	(452,209)	(452,209)
Balance, December 31, 2013	23,576,313	$23,576	$109,018,165	$(6,436,027)	$102,605,714
Share-based compensation	-	-	2,517,211	-	2,517,211
Options exercised (cashless exercise)	68,547	68	(68)	-	-
Options exercised	70,000	70	214,930	-	215,000
Common stock issued for cash, net	2,000,001	2,000	28,512,686	-	28,514,686
Common stock issued for services	5,000	5	87,045		87,050
Common stock issued as consideration in property acquisitions	14,606	15	182,354		182,369
Net income	-	-	-	8,420,500	8,420,500
Balance, December 31, 2014	25,734,467	$25,734	$140,532,323	$1,984,473	$142,542,530
Share-based compensation	-	-	2,566,716	-	2,566,716
Options exercised (cashless exercise)	16,875	17	(17)	-	-
Options exercised	40,000	41	134,759	-	134,800
Common stock issued for cash, net	4,600,000	4,600	50,035,253	-	50,039,853
Net loss	-	-	-	(9,052,771)	(9,052,771)
Balance, December 31, 2015	30,391,342	$30,392	$193,269,034	$(7,068,298)	$186,231,128

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(9,052,771)	$8,420,500	$(452,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,175,791	11,807,794	2,284,091
Ceiling test impairment	9,312,203	-	-
Accretion expense	418,384	154,973	53,681
Share-based compensation	2,566,716	2,517,211	3,489,022
Stock issued for services	-	87,050	100,000
Deferred income tax expense (benefit)	(5,003,713)	4,235,739	77,701
Changes in assets and liabilities:
Accounts receivable	2,163,440	(2,412,061)	(3,470,437)
Prepaid expenses	(806,422)	(94,549)	(5,653)
Accounts payable	(4,929,884)	9,031,408	6,040,212
Net Cash Provided by Operating Activities	9,843,744	33,748,065	8,116,408
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(77,902,553)	(15,054,649)	(5,192,441)
Payments to develop oil and natural gas properties	(31,430,355)	(90,160,236)	(29,103,392)
Purchase of equipment, vehicles and leasehold improvements	(330,182)	(951,898)	(82,805)
Plugging and abandonment cost incurred	(446,192)	(39,316)	(60,544)
Net Cash Used in Investing Activities	(110,109,282)	(106,206,099)	(34,439,182)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	45,900,000	-	-
Proceeds from issuance of common stock	50,039,853	28,514,686	73,201,690
Proceeds from option exercise	134,800	215,000	67,500
Net Cash Provided by Financing Activities	96,074,653	28,729,686	73,269,190
Net Increase (Decrease) in Cash	(4,190,885)	(43,728,348)	46,946,416
Cash at Beginning of Period	8,622,235	52,350,583	5,404,167
Cash at End of Period	$4,431,350	$8,622,235	$52,350,583
Supplemental Cash Flow Information
Cash paid for interest	$426,742	$-	$9,890
Noncash Investing and Financing Activities
Stock issued as consideration in property acquisition	$-	$182,369	$-
Asset retirement obligation acquired	3,361,634	575,977	-
Asset retirement obligation incurred during development	171,635	2,022,445	481,296
Revision of asset retirement obligation estimate	-	-	211,691

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Ring Energy, Inc. is a Nevada corporation. Ring Energy, Inc. is referred to herein as the “Company.” The Company owns interests in oil and gas properties located in Texas and Kansas and is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.

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

Fair Value of Non-financial Assets and Liabilities – The Company also applies fair value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property and equipment and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on managements’ expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $4,181,350 at December 31, 2015. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2015 and 2014. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2015, 2014 and 2013.

	For the Years Ended December 31,
	2015	2014	2013

Depletion	$14,889,487	$11,680,537	$2,223,477
Depletion rate, per barrel-of-oil-equivalent (BOE)	$20.03	$25.20	$20.27

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

For the year ended December 31, 2015, the Company took a write down on oil and gas properties as a result of the ceiling test in the amount of $9,312,203. No impairment was recorded for the years ended December 31, 2013 or 2014.

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

Depreciation expense was $286,304, $127,257 and $60,614 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal and Kansas income tax returns for the years ended December 31, 2012 through 2015 remain subject to examination. The Company’s franchise tax returns in Texas remain subject to examination for 2011 through 2015. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2015, sales to three customers represented 48%, 23% and 20%, respectively of total sales. At December 31, 2015, these two customers made up 30%, 53% and 0%, respectively, of accounts receivable. During the year ended December 31, 2014, sales to two customers represented 75% and 18% of total sales, respectively. At December 31, 2014, these two customers made up 45% and 37%, respectively, of accounts receivable. During the year ended December 31, 2013, sales to one customer represented 97% of total sales, respectively. At December 31, 2013, this one customer made up 99% of accounts receivable. The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

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

Stock-based employee compensation incurred for the years ended December 31, 2015, 2014 and 2013 was $2,566,716, $2,517,211 and $3,489,022, respectively.

Recently Adopted Accounting Pronouncement – In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). The guidance eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new standard requires deferred tax assets and liabilities to be classified as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adoption of ASU No. 2015-17. The adoption of this guidance will have no impact on our results of operations, cash flows or presentation of our financial position.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. (“ASU No. 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the update. For public entities, the guidance is effective for reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15,  Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. For public entities, the guidance is effective for reporting periods beginning after December 15, 2015, and it is not expected to have a material impact on our financial statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2015	2014	2013
Net Income (Loss)	$(9,052,771)	$8,420,500	$(452,209)
Basic Weighted-Average Shares Outstanding	28,176,924	24,739,795	16,376,911
Effect of dilutive securities:
Stock options	-	1,150,490	-
Diluted Weighted-Average Shares Outstanding	28,176,924	25,890,285	16,376,911
Basic Earnings (Loss) per Share	$(0.32)	$0.34	$(0.03)
Diluted Earnings (Loss) per Share	$(0.32)	$0.33	$(0.03)

Stock options to purchase 2,881,150, 455,500 and 2,647,500 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the years ended December 31, 2015, 2014 and 2013, respectively, as their effect would have been anti-dilutive.

NOTE 3 – ACQUISITIONS

In June 2015, Ring completed the acquisition of oil and gas assets and properties in the Ford West Field and Ford Geraldine Unit in Reeves and Culberson Counties, Texas. The acquired properties consist of 19,983 gross (19,679 net) acres and include a 98% average working interest and a 79% average net revenue interest. Consideration given by the Company consisted of cash payments totaling $75,000,000 and the assumption of accounts receivable of approximately $286,563 and accounts payable of approximately $742,332. The Company incurred approximately $129,896 in acquisition related costs, which were recognized in general and administrative expense during the year ended December 31, 2015.

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

Assets acquired
Proved oil and natural gas properties	$78,361,634
Accounts receivable	400,629
Liabilities assumed
Accounts payable	(1,562,147)
Asset retirement obligations	(3,361,634)
Total Identifiable Net Assets	$73,838,482

The following unaudited pro forma information is presented to reflect the operations of the Company as if the Ford West Field and Ford Geraldine Unit acquisition had been completed on January 1, 2015, 2014 and 2013, respectively.

For the years ended December 31,	2015	2014	2013

Oil and Gas Revenues	$37,253,437	$74,303,242	$58,279,167
Net Income (Loss)	$(9,097,288)	$18,186,433	$16,377,036

Basic Earnings (Loss) per Share	$(0.32)	$0.34	$(0.03)
Diluted Earnings (Loss) per Share	$(0.32)	$0.33	$(0.03)

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

As of December 31,	2015	2014
Proved oil and natural gas properties	$269,590,374	$166,036,400
Office equipment	1,539,991	1,209,809
Total capitalized costs	271,130,365	167,246,209
Accumulated depletion, depreciation and amortization	(29,863,838)	(14,688,047)

Net Capitalized Costs	$241,266,527	$152,558,162

Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2015	2014
Acquisition of proved properties	$81,264,187	$15,812,995
Development costs	31,601,990	92,182,681

Total Net Costs Incurred	$112,866,177	$107,995,676

NOTE 5 – NOTES PAYABLE

Notes Payable – In July 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended in July 2014 and June 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with an initial borrowing base of $100 million (the “Borrowing Base”) with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

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

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (each as defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of borrowing base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the federal funds rate plus 0.5% per annum or the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum, plus (b) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage).  As of December 31, 2015, the credit facility had a weighted average interest rate of 2.46%.

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2015, the Company was in compliance with all covenants contained in the Credit Facility, and $45,900,000 was outstanding on the Credit Facility.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2013, 2014 and 2015 is as follows:

Balance, December 31, 2012	$496,286
Liabilities incurred	481,296
Revision of estimate	211,691
Liabilities settled	(60,544)
Accretion expense	53,681
Balance, December 31, 2013	$1,182,410
Liabilities acquired	575,977
Liabilities incurred	2,022,445
Liabilities settled	(39,316)
Accretion expense	154,973
Balance, December 31, 2014	$3,896,489
Liabilities acquired	3,361,634
Liabilities incurred	171,635
Liabilities settled	(446,192)
Accretion expense	418,384
Balance, December 31, 2015	$7,401,950

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

Common Stock Issued for option exercises – During 2014 the Company issued a total of 138,547 shares of common stock as a result of option exercises. Of these shares, 68,547 were the result of cashless exercises of 79,000 options. The Company withheld an aggregate of 10,543 shares as a part of the exercise. The remaining 70,000 options were the result of cash exercises for which the Company received the exercise price of $215,000.

During 2015, the Company issued a total 57,475 shares of common stock as a result of operation exercises. Of the shares, 16,875 were the result of cashless exercises of 25,000 options. The Company withheld an aggregate of 8,125 shares as a part of the exercise. The remaining 40,600 options were the result of cash exercises for which the Company received the exercise price of $134,800.

Common Stock Issued as Consideration for Property Acquisitions – In September 2014, the Company issued 8,783 shares of common stock, valued at $130,428, or $14.85 per share, as consideration in a property acquisition.

In December 2014, the Company issued 5,823 shares of common stock, valued at $51,941, or $8.92 per share, as consideration in property acquisitions.

NOTE 8 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There were 1,874,250 shares eligible for grant, either as options or as restricted stock, at December 31, 2015.

Employee Stock Options – Following is a table reflecting the issuances during 2013, 2014 and 2015 and their related exercise prices:

Grant date	# of options	Exercise price
January 1, 2013	1,375,000	$4.50
February 13, 2013	25,000	4.50
March 15, 2013	150,000	5.50
June 25, 2013	35,000	7.50
December 16, 2013	100,000	10.00

April 11, 2014	5,000	$16.99
September 25, 2014	23,000	14.54
October 13, 2014	2,500	13.12
November 18, 2014	45,000	12.79
December 1, 2014	293,000	8.00

April 1, 2015	3,750	$10.89
December 9, 2015	291,000	8.25

	2,348,250

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2015, 2014 and 2013 and changes during the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of the year	2,684,500	$4.67	2,647,500	$4.01	1,125,000	$2.37
Issued	294,750	8.28	368,500	9.15	1,685,000	4.98
Forfeited	(32,500)	4.47	(177,500)	5.62	(137,500)	2.55
Exercised	(65,600)	3.46	(154,000)	2.90	(25,000)	3.50

Outstanding at end of year	2,881,150	$5.07	2,684,500	$4.67	2,647,500	$4.01

Exercisable at end of year	1,214,000	$3.85	728,000	$3.22	662,500	$3.13

Weighted average fair value of options granted during the year		$6.55		$7.55		$4.35

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2015, 2014 and 2013. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2015, 2014 and 2013:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

January 1, 2013	0.76%	6.5	-	138%
February 13, 2013	0.92%	6.5	-	137%
March 15, 2013	0.84%	6.5	-	132%
June 25, 2013	1.49%	6.5	-	128%
December 16, 2013	1.55%	6.5	-	119%

April 11, 2014	1.58%	6.5	-	114%
September 25, 2014	1.75%	6.5	-	108%
October 13, 2014	1.45%	6.5	-	107%
November 18, 2014	1.66%	6.5	-	106%
December 1, 2014	1.52%	6.5	-	108%

April 1, 2015	1.32%	6.5	-	103%
December 9, 2015	1.64%	6.5	-	100%

As of December 31, 2015, there was $4,259,234 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2015 was $7,149,300. The aggregate intrinsic value of options exercisable at December 31, 2015 was $4,170,000. The year end intrinsic values are based on a December 31, 2015 closing price of $7.05.

Options exercised of 65,600 in 2015, 154,000 in 2014 and 25,000 in 2013, had an aggregate intrinsic value on the date of exercise of $476,642, $2,159,330 and $149,000, respectively.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2015:

	Options Outstanding
Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable
2.00	695,000	5.92	545,000
4.50	1,385,000	6.98	540,000
5.50	25,000	7.20	10,000
7.50	29,000	7.48	11,000
10.00	90,000	7.96	36,000
16.99	5,000	8.28	1,000
14.54	20,000	8.73	4,000
12.79	45,000	8.88	9,000
8.00	292,400	8.92	58,000
10.89	3,750	9.25	-
8.25	291,000	9.94	-

	2,881,150	7.31	1,214,000

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes. Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2015, 2014 or 2013.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is leasing office space from Arenaco, LLC, a company that is owned by two of stockholders’ of the Company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2015, 2014 and 2013, the Company paid $60,000, $60,000 and $52,000, respectively, to this company.

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

Operating leases – The following table summarizes our future estimated office lease payments for periods subsequent to December 31, 2015. The leases pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet that was our former corporate headquarters in Midland, Texas, which we have vacated and will attempt to sublet, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $526,658, $167,120 and $141,593 for the years ended December 31, 2015, 2014 and 2013, respectively. The following table reflects the future minimum lease payments under the operating lease as of December 31, 2015.

Year	Lease Obligation

2016	$574,803
2017	547,235
2018	71,700

$1,193,738

Litigation – On July 10, 2015, a purported stockholder (the “Plaintiff”) of the Company filed a putative class action lawsuit in the District Court of Clark County, Nevada, on behalf of herself and Ring stockholders against the Company, the members of our Board of Directors, and SunTrust Bank (the “Lawsuit”). The complaint is captioned Rosalyn Newman, on behalf of herself and others similarly situated, Plaintiff, v. Ring Energy, Inc., et al. Defendants, under Case No. A-15-721253-C, in the District Court of Clark County, Nevada, Dept. IV.  The Lawsuit alleged, among other things, that the members of our Board of Directors breached their fiduciary duties, and that SunTrust Bank aided and abetted such breaches, in connection with our Credit Agreement as a result of certain provisions that gives SunTrust Bank the right to accelerate the debt in the event of a change in control, among other things.  On October 27, 2015, the Court granted Ring’s Motion to Dismiss the Lawsuit. Subsequent to December 31, 2015, Plaintiff and Ring entered into a settlement agreement for an insignicifant amount in connection with the attorney’s fees associated with the Lawsuit.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, components of our provision for income taxes are as follows:

Provision for Income Taxes	2015	2014	2013
Deferred taxes	$(5,003,713)	$4,235,739	$77,701
Provision for (Benefit from) Income Taxes	$(5,003,713)	$4,235,739	$77,701

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2015	2014	2013
Tax at federal statutory rate (34%)	$(4,779,205)	$4,303,121	$(127,333)
Non-deductible expenses	6,599	4,465	4,450
Excess tax benefit from stock option exercises	(89,597)	(595,322)	-
Adjust prior estimates to tax return	-	396,061	213,431
States taxes, net of Federal benefit	(141,510)	127,414	(17,864)
Effect of tax rates lower than statutory rate	-	-	5,017
Provision for (Benefit from) Income Taxes	$(5,003,713)	$4,235,739	$77,701

The net deferred taxes consisted of the following at December 31, 2015 and 2014:

Deferred Taxes:	2015	2014
Deferred tax liabilities
Property and equipment	$24,398,458	$25,683,495

Deferred tax assets
Stock-based compensation	3,066,518	2,253,286
Operating loss and IDC carryforwards	21,396,263	18,490,819
Deferred tax assets	24,462,781	20,744,105
Net deferred income tax liability (asset)	$(64,323)	$4,939,390

As of December 31, 2015, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $63.1 million which, if unused, will begin to expire in 2027 and fully expire in 2035.

NOTE 12 – QUARTERLY FINANCIAL DATE (UNAUDITED)

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$1,151,597	$1,291,579	$2,820,731	$5,051,794
Operating Income (Loss)	(965,280)	(890,393)	(143,735)	1,610,084
Net Income (Loss)	(965,280)	(890,393)	(131,493)	1,534,957
Basic Net Income (Loss) Per Share	$(0.07)	$(0.06)	$(0.01)	$0.08
Diluted New Income (Loss) Per Share	(0.07)	(0.06)	$(0.01)	0.08

F-15

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$5,970,452	$11,204,238	$10,929,771	$9,984,982
Operating Income	1,804,352	4,459,373	2,724,204	3,582,346
Net Income	1,163,689	2,821,738	1,726,469	2,708,604
Basic Net Income Per Share	$0.05	$0.12	$0.07	$0.11
Diluted New Income Per Share	0.05	0.11	0.06	0.10

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,045,701	$8,976,790	$8,629,007	$7,362,394
Operating Income (Loss)	(1,549,389)	1,019,686	(1,473,514)	(11,311,117)
Net Income (Loss)	(975,624)	534,167	(1,138,268)	(7,473,046)
Basic Net Income (Loss) Per Share	$(0.04)	$0.02	$(0.04)	$(0.25)
Diluted New Income (Loss) Per Share	(0.04)	0.02	(0.04)	(0.25)

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated subsequent events after the balance sheet date of December 31, 2015 through the time of filing with the SEC on March 15, 2016, which is the date the financial statements were issued.

On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program.

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

For the years ended December 31,	2015	2014	2013
Oil and gas sales	$31,013,392	$38,089,443	$10,315,701
Production costs	(9,958,380)	(4,993,167)	(1,207,529)
Production taxes	(1,468,073)	(1,760,206)	(476,964)
Depreciation, depletion, amortization and accretion	(15,594,175)	(11,962,766)	(2,337,772)
Ceiling test impairment	(9,312,203)	-	-
General and administrative (exclusive of corporate overhead)	(1,242,524)	(660,862)	(646,625)
Results of Oil and Gas Producing Operations	$(6,561,963)	$18,712,442	$5,646,811

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

For the Year Ended December 31,	2015		2014
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	10,242,291	988,310	6,855,655	2,487,042
Purchases of minerals in place	5,561,276	8,775,407	2,828,530	511,921
Improved recovery and extensions	8,959,617	3,688,462	1,273,327	117,778
Sale of minerals in place	-	-	-	-
Production	(664,611)	(472,508)	(456,852)	(70,534)
Revision of previous estimate	(1,786,123)	(440,071)	(258,369)	(2,057,898)

End of year	22,312,450	12,539,600	10,242,291	988,309

Proved Developed at end of year	6,701,300	8,416,800	4,454,414	299,188

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2015	2014
Future cash flows	$1,110,056,990	$875,492,876
Future production costs	(361,838,780)	(217,842,533)
Future development costs	(127,293,170)	(113,073,539)
Future income taxes	(177,647,356)	(165,083,198)
Future net cash flows	443,277,684	379,493,606
10% annual discount for estimated timing of cash flows	(270,591,243)	(183,148,613)

Standardized Measure of Discounted Cash Flows	$172,686,441	$196,344,993

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2015	2014
Beginning of the year	$196,344,992	$133,947,927
Purchase of minerals in place	121,753,192	89,152,815
Extensions, discoveries and improved recovery, less related costs	215,074,627	39,903,356
Development costs incurred during the year	28,653,794	90,562,299
Sales of oil and gas produced, net of production costs	(20,502,195)	(33,096,276)
Sales of minerals in place	-	-
Accretion of discount	27,688,579	16,564,967
Net changes in price and production costs	(308,347,796)	(30,191,382)
Net change in estimated future development costs	14,823,882	(31,004,796)
Revision of previous quantity estimates	(28,297,019)	(15,044,380)
Revision of estimated timing of cash flows	(137,051,390)	(43,530,618)
Net change in income taxes	62,545,775	(20,918,919)

End of the Year	$172,686,441	$196,344,993

