Form 10-Q
period 2016-03-31
RING ENERGY, INC.
filed 2016-05-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

☐ Yes ☒ No

The registrant has one class of common stock of which 41,896,942 shares were outstanding at May 9, 2016.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2016

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2015. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$3,811,166	$4,431,350
Accounts receivable	2,373,119	2,507,858
Joint interest billing receivable	859,018	1,629,165
Prepaid expenses and retainers	170,686	146,118
Total Current Assets	7,213,989	8,714,491
Properties and Equipment
Oil and natural gas properties subject to amortization	252,119,193	269,590,374
Office equipment and automobiles	1,539,991	1,539,991
Total Properties and Equipment	253,659,184	271,130,365
Accumulated depreciation, depletion and amortization	(33,258,465)	(29,863,838)
Net Properties and Equipment	220,400,719	241,266,527
Deferred Income Taxes	9,035,380	64,323
Deferred Financing Costs	609,038	820,904
Total Assets	$237,259,126	$250,866,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,246,986	$11,023,269
Other accrued liabilities	-	309,898
Total Current Liabilities	7,246,986	11,333,167

Long term debt	50,900,000	45,900,000
Asset retirement obligations	7,549,231	7,401,950
Total Liabilities	65,696,217	64,635,117
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
30,396,942 shares and 30,391,942 shares outstanding, respectively	30,397	30,392
Additional paid-in capital	193,875,854	193,269,034
Retained Loss	(22,343,342)	(7,068,298)
Total Stockholders' Equity	171,562,909	186,231,128
Total Liabilities and Stockholders' Equity	$237,259,126	$250,866,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2016	2015

Oil and Gas Revenues	$6,092,388	$6,045,701

Costs and Operating Expenses
Oil and gas production costs	2,490,434	1,867,795
Oil and gas production taxes	299,271	277,031
Depreciation, depletion and amortization	3,394,627	3,654,298
Ceiling test impairment	21,412,086	-
Asset retirement obligation accretion	109,378	66,979
General and administrative expense	2,220,072	1,728,987

Total Costs and Operating Expenses	29,925,868	7,595,090

Loss from Operations	(23,833,480)	(1,549,389)

Other Income (Loss)
Interest expense	(415,508)	-
Interest income	2,887	780

Net Other Income (Loss)	(412,621)	780

Loss before tax provision	(24,246,101)	(1,548,609)

Benefit From Income Taxes	8,971,057	572,985

Net Loss	$(15,275,044)	$(975,624)

Basic Loss per Share	$(0.50)	$(0.04)
Diluted Loss per Share	$(0.50)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2016	2015
Cash Flows From Operating Activities
Net loss	$(15,275,044)	$(975,624)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	3,394,627	3,654,298
Ceiling test impairment	21,412,086	-
Accretion expense	109,378	66,979
Share-based compensation	584,325	654,688
Deferred income tax benefit	(8,971,057)	(572,985)
Changes in assets and liabilities:
Accounts receivable	904,886	445,438
Prepaid expenses	187,298	10,869
Accounts payable	(4,086,181)	(9,332,248)
Net Cash Used in Operating Activities	(1,739,682)	(6,048,585)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(643,116)	(954,458)
Payments to develop oil and natural gas properties	(3,258,542)	(8,667,163)
Purchase of equipment, vehicles and leasehold improvements	-	(164,404)
Plugging and abandonment cost incurred	(1,344)	-
Net Cash Used in Investing Activities	(3,903,002)	(9,786,025)
Cash Flows From Financing Activities
Proceeds from issuance of notes payable	5,000,000	10,000,000
Proceeds from option exercise	22,500	62,500
Net Cash Provided by Financing Activities	5,022,500	10,062,500
Net Decrease in Cash	(620,184)	(5,772,110)
Cash at Beginning of Period	4,431,350	8,622,235
Cash at End of Period	$3,811,166	$2,850,125
Supplemental Cash Flow Information
Cash paid for interest	$352,662	$-
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$39,247	$31,575

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2016 and 2015. During the three months ended March 31, 2016, sales to three customers represented 48%, 43% and 7%, respectively, of the Company’s oil and gas revenues. At March 31, 2016, these three customers made up 43%, 40% and 15%, respectively, of the Company’s accounts receivable.

Approximately 73% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2016. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Amortization expense for the three months ended March 31, 2016, was $3,394,627 based on depletion at the rate of $14.16 per barrel of oil equivalent compared to $3,654,298 for the three months ended March 31, 2015, based on depletion at the rate of $25.65 per barrel of oil equivalent. These amounts include $78,878 of depreciation for the three months ended March 31, 2016, compared to $53,755 of depreciation for the three months ended March 31, 2015.

Write-down of Oil and Gas Properties – Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

During the three months ended March 31, 2016, the Company recorded a $21,412,086 non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected as Ceiling test impairment in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2015.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements –In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. (“ASU No. 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the update. For public entities, the guidance is effective for reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15,  Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. For public entities, the guidance is effective for reporting periods beginning after December 15, 2015. The adoption of this guidance has not had a material impact on our financial statements.

In March 2016, the FASB issued guidance for improvements to employee share-based payment accounting to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the income statement and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact of this guidance on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Management is currently evaluating the impact that this amendment will have on its financial statements.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2016	2015
Net Loss	$(15,275,044)	$(975,624)
Basic Weighted-Average Shares Outstanding	30,394,360	25,746,513
Effect of dilutive securities:
Stock options	-	-
Diluted Weighted-Average Shares Outstanding	30,394,360	25,746,513
Basic Loss per Share	$(0.50)	$(0.04)
Diluted Loss per Share	$(0.50)	$(0.04)

Stock options to purchase 2,876,150 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2016, as their effect would have been anti-dilutive. Stock options to purchase 2,649,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2015, as their effect would have been anti-dilutive.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and $50,900,000 was outstanding on the Credit Facility.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Balance, December 31, 2015	$7,401,950
Liabilities incurred	39,247
Liabilities settled	(1,344)
Accretion expense	109,378
Balance, March 31, 2016	$7,549,231

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

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

During the three months ended March 31, 2016, the Company issued 5,000 shares of common stock as the result of an option exercise. The Company received the exercise price of $4.50 per share for an aggregate amount of $22,500.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three months ended March 31, 2016, was $584,325 as compared to $654,688 for the three months ended March 31, 2015. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2016, there were 1,874,250 shares remaining eligible for issuance under the plan.

On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors on December 9, 2015 (other than Messrs. McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the three months ended March 31, 2016:

2016
Weighted-average volatility	100%
Expected dividends	0
Expected term (in years)	6.5
Risk-free interest rate	1.51%

There were no options granted during the three months ended March 31, 2015.

A summary of the stock option activity as of March 31, 2016, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2015	2,881,150	$5.07
Exercised	(5,000)	2.36
Outstanding, March 31, 2016	2,876,150	$4.77	7.1 Years	$2,878,750
Exercisable, March 31, 2016	1,479,000	$3.97	6.5 Years

The intrinsic value was calculated using the closing price on March 31, 2016 of $5.05. As of March 31, 2016, there was $3,739,762 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.4 years. The total intrinsic value of options exercised during the three months ended March 31, 2016, was $1,100.

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

NOTE 8 – SUBSEQUENT EVENTS

Equity Offering – On April 26, 2016, the Company completed an underwritten public offering of 11,500,000 shares of the Company’s common stock at a price to the public of $5.60 per share. The total gross proceeds from the offering were $64,400,000, before deducting the underwriting discount and other estimated offering expenses, and the net proceeds of the offering were approximately $61 million.

Credit Facility – On April 26, 2016, the Company paid all principal of $50.9 million and related interest outstanding under its Credit Facility with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and our interim unaudited financial statements and accompanying notes to these financial statements.

Results of Operations – For the Three Months Ended March 31, 2016 and 2015

Oil and natural gas sales. For the three months ended March 31, 2016, oil and natural gas sales revenue increased $46,687 to $6,092,388, compared to $6,045,701 for the same period during 2015. Oil sales decreased $411,224 and natural gas sales increased $457,911. While our sales volumes were significantly higher during the three months ended March 31, 2016, as compared to the same period in 2015, this was offset by lower oil and gas prices received. For the three months ended March 31, 2016, oil sales volume increased 54,288 barrels to 191,378 barrels, compared to 137,090 barrels for the same period in 2015. The average realized per barrel oil price decreased 33% from $43.76 for the three months ended March 31, 2015, to $29.20 for the three months ended March 31, 2016. For the three months ended March 31, 2016, gas sales volume increased 236,900 thousand cubic feet (MCF) to 256,748 MCF, compared to 19,848 MCF for the same period in 2015. The average realized natural gas price per MCF decreased 17% from $2.36 for the three months ended March 31, 2015, to $1.97 for the three months ended March 31, 2016.

Although commodity prices declined during the three months ended March 31, 2016 compared to March 31, 2015, we believe we are well-positioned to manage the challenges presented in the lower commodity pricing environment. While Ring will continue to develop its properties near term, such development will be more limited while commodity prices remain low and unstable. The Company will manage any development activity around its operating cash flow.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,867,795 or $13.30 per barrel of oil equivalent (BOE) for the three months ended March 31, 2015, to $2,490,434 or $10.64 per BOE for the three months ended March 31, 2016. In total, lease operating expenses increased primarily as a result of acquisitions made between the periods. On a per BOE basis, lease operating expenses decreased primarily as a result of increased production and improved efficiencies on acquired properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2015, and remained steady at 5% for the three months ended March 31, 2016. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $259,671 to $3,394,627 for the three months ended March 31, 2016, compared to $3,654,298 during the same period in 2015. The decrease was the result of a lower depletion rate per BOE, partially offset by higher production volumes as compared to the same period in 2015.

Ceiling Test Write-Down.    The Company recorded a $21,412,086 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended March 31, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at March 31, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2015.

General and administrative expenses. General and administrative expenses increased $491,085 to $2,220,072 for the three months ended March 31, 2016, as compared to $1,728,987 for the three months ended March 31, 2015. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase between periods was primarily the result of increased cash based compensation.

Net loss. For the three months ended March 31, 2016, we showed a net loss of $15,275,044 as compared to a net loss of $975,624 for the three months ended March 31, 2015. The primary reasons for this change were the ceiling test write down and lower received oil and gas prices.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2016, the Company had cash on hand of $3,811,166, compared to $4,431,350 as of December 31, 2015. The Company had net cash used in operating activities for the three months ended March 31, 2016, of $1,739,682, compared to cash used in operating activities of $6,048,585 for the same period of 2015. The other most significant cash outflows during the three months ended March 31, 2016 and 2015, were capital expenditures of $3,903,002 and $9,786,025, respectively. The most significant cash inflows during the three months ended March 31, 2016 and 2015 were proceeds from issuance of notes payable of $5,000,000 and $10,000,000, respectively.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and $50,900,000 was outstanding on the Credit Facility.

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

Oil prices and natural gas prices have declined significantly.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and, therefore, potentially lower our oil and gas reserves.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

As of March 31, 2016, we had $50,900,000 outstanding on our Credit Facility. A 1% change in the interest rate on our Credit Facility would result in an estimated $509,000 increase in our annual interest expense. If we draw additional funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2016, ranged from a low of $24.78 per barrel to a high of $33.57 per barrel. Natural gas prices we received during the same period ranged from a low of $1.03 per Mcf to a high of $2.49 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of March 31, 2016, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $2.4 million at March 31, 2016) and through receivables from our joint interest partners (approximately $859 thousand at March 31, 2016). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2016, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) 48% and 43% of oil and gas revenues, respectively. For the three month period ended March 31, 2016, Oxy, Enterprise and ETC Field Services, LLC represented 43%, 40% and 15% of our accounts receivable, respectively.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On April 26, 2016, the Company closed an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $5.60 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were approximately $64,400,000, and the Company’s net proceeds from the offering were approximately $61,100,000, after deducting underwriting commissions and offering expenses payable by the Company of $3.3 million.  The $3.3 million in offering costs and expenses included $3,200,000 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $50.9 million and related interest outstanding under its Credit Facility.

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

Ring Energy, Inc.

Date: May 9, 2016	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

