Form 10-Q
period 2016-06-30
RING ENERGY, INC.
filed 2016-08-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36057

Ring Energy, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

901 West Wall St. 3rd Floor	79702
Midland, TX
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The registrant has one class of common stock of which 41,917,061 shares were outstanding at August 5, 2016.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2016

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$8,328,712	$4,431,350
Accounts receivable	2,919,015	2,507,858
Joint interest billing receivable	800,398	1,629,165
Prepaid expenses and retainers	422,180	146,118
Total Current Assets	12,470,305	8,714,491
Properties and Equipment
Oil and natural gas properties subject to amortization	231,234,309	269,590,374
Office equipment and automobiles	1,539,991	1,539,991
Total Properties and Equipment	232,774,300	271,130,365
Accumulated depreciation, depletion and amortization	(35,837,666)	(29,863,838)
Net Properties and Equipment	196,936,634	241,266,527
Deferred Income Taxes	18,622,338	64,323
Deferred Financing Costs	541,367	820,904
Total Assets	$228,570,644	$250,866,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,554,577	$11,023,269
Other accrued liabilities	-	309,898
Total Current Liabilities	3,554,577	11,333,167

Long term debt	-	45,900,000
Asset retirement obligations	7,722,019	7,401,950
Total Liabilities	11,276,596	64,635,117
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
41,917,061 shares and 30,391,942 shares outstanding, respectively	41,917	30,392
Additional paid-in capital	255,536,973	193,269,034
Retained Loss	(38,284,842)	(7,068,298)
Total Stockholders' Equity	217,294,048	186,231,128
Total Liabilities and Stockholders' Equity	$228,570,644	$250,866,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Oil and Gas Revenues	$7,104,609	$8,976,790	$13,196,997	$15,022,491

Costs and Operating Expenses
Oil and gas production costs	2,200,109	2,206,057	4,690,543	4,073,852
Oil and gas production taxes	344,035	422,884	643,306	699,915
Depreciation, depletion and amortization	2,579,201	3,205,033	5,973,828	6,859,331
Ceiling test impairment	25,451,988	-	46,864,074	-
Accretion expense	124,976	79,400	234,354	146,379
General and administrative expense	1,920,387	2,043,730	4,140,459	3,772,717

Total Costs and Operating Expenses	32,620,696	7,957,104	62,546,564	15,552,194

Income (Loss) from Operations	(25,516,087)	1,019,686	(49,349,567)	(529,703)

Other Income
Interest expense	(86,538)	(79,005)	(502,046)	(79,005)
Interest income	74,166	2	77,053	782

Net Other Income	(12,372)	(79,003)	(424,993)	(78,223)

Income (Loss) before tax provision	(25,528,459)	940,683	(49,774,560)	(607,926)

(Provision For) Benefit From Income Taxes	9,586,959	(406,516)	18,558,016	166,469

Net Income (Loss)	$(15,941,500)	$534,167	$(31,216,544)	$(441,457)

Basic Earnings (Loss) per Share	$(0.41)	$0.02	$(0.90)	$(0.02)
Diluted Earnings (Loss) per Share	$(0.41)	$0.02	$(0.90)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2016	2015
Cash Flows From Operating Activities
Net loss	$(31,216,544)	$(441,457)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	5,973,828	6,859,331
Ceiling test impairment	46,864,074	-
Accretion expense	234,354	146,379
Share-based compensation	1,091,967	1,311,174
Deferred income tax benefit	(18,558,015)	(166,469)
Changes in assets and liabilities:
Accounts receivable	417,610	(347,968)
Prepaid expenses	3,475	(1,014,883)
Accounts payable	(7,778,590)	(9,263,763)
Net Cash Used in Operating Activities	(2,967,841)	(2,917,656)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(1,804,590)	(76,683,890)
Payments to develop oil and natural gas properties	(6,616,360)	(12,815,328)
Purchase of equipment, vehicles and leasehold improvements	-	(316,039)
Plugging and abandonment cost incurred	(1,344)	-
Net Cash Used in Investing Activities	(8,422,294)	(89,815,257)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	61,074,997	48,915,744
Proceeds from issuance of notes payable	5,000,000	40,900,000
Principal payments on revolving line of credit	(50,900,000)	-
Proceeds from option exercise	112,500	62,500
Net Cash Provided by Financing Activities	15,287,497	89,878,244
Net Decrease in Cash	3,897,362	(2,854,669)
Cash at Beginning of Period	4,431,350	8,622,235
Cash at End of Period	$8,328,712	$5,767,566
Supplemental Cash Flow Information
Cash paid for interest	$468,777	$-
Noncash Investing and Financing Activities
Asset retirement obligation acquired	$-	$2,177,110
Asset retirement obligation incurred during development	87,059	45,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2016. During the six months ended June 30, 2016, sales to two customers represented 49% and 43%, respectively, of the Company’s oil and gas revenues. At June 30, 2016, these customers made up 45% and 39%, respectively, of the Company’s accounts receivable.

Approximately 78% of the Company’s accounts and joint interest receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at June 30, 2016. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2016, was $2,579,201 and $5,973,828, respectively, based on depletion at the rate of $12.85 per barrel of oil equivalent compared to $3,205,033 and $6,859,331, respectively, for the three and six months ended June 30, 2015, based on depletion at the rate of $20.91 per barrel of oil equivalent. These amounts include $78,878 and $157,756, respectively, of depreciation for the three and six months ended June 30, 2016 compared to $74,888 and $128,643, respectively, of depreciation for the three and six months ended June 30, 2015, respectively.

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

During the three and six months ended June 30, 2016, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations of $25,451,988 and $46,864,074, respectively, which is reflected as ceiling test impairment in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation during the three and six months ended June 30, 2015.

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

Recent Accounting Pronouncements – In March 2016, the FASB issued guidance for improvements to employee share-based payment accounting to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the income statement and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact of this guidance on our financial statements.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net Loss	$(15,941,500)	$534,167	$(31,216,544)	$(441,457)
Basic Weighted-Average Shares Outstanding	38,625,307	26,121,822	34,509,833	25,935,204
Effect of dilutive securities:
Stock options	-	1,050,776	-	-
Diluted Weighted-Average Shares Outstanding	38,625,307	27,172,598	34,509,833	25,935,204
Basic Earnings (Loss) per Share	$(0.41)	$0.02	$(0.90)	$(0.02)
Diluted Earnings (Loss) per Share	$(0.41)	$0.02	$(0.90)	$(0.02)

Stock options to purchase 2,766,600 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2016, as their effect would have been anti-dilutive. Stock options to purchase 2,638,250 and 459,250 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2015, respectively, as their effect would have been anti-dilutive.

NOTE 3 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on May 18, 2016, June 26, 2015 and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

In May 2016, the borrowing base (the “Borrowing Base”) was reduced from the initial $100 million to $60 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

Balance, December 31, 2015	$7,401,950
Liabilities incurred	87,059
Liabilities settled	(1,344)
Accretion expense	234,354
Balance, June 30, 2016	$7,722,019

NOTE 5 – STOCKHOLDERS’ EQUITY

On April 26, 2016, the Company closed an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $5.60 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were approximately $64,400,000, and the Company’s net proceeds from the offering were $61,074,997, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503.  These offering costs and expenses included $3,200,000 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $50.9 million and related interest outstanding under its Credit Facility and used $1.8 million to pay the interest and for other capital needs.

Common Stock Issued in Option Exercise

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

During the six months ended June 30, 2016, the Company issued 25,000 shares of common stock as the result of option exercises. The options exercised had an exercise price of $4.50 per share. The Company received an aggregate amount of $112,500 as a result of the option exercises.

Also during the six months ended June 30, 2016, the Company issued 119 shares of common stock as the result of the cashless exercise of the 150 options with an exercise price of $2.00 per share. The Company withheld 31 shares, valued at $300 or $9.72 per share.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2016, was $507,642 and $1,091,967, respectively, as compared to $656,486 and $1,311,174, respectively, for the three and six months ended June 30, 2015. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2016, there were 1,963,650 shares remaining eligible for issuance under the plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the six months ended June 30, 2016 and 2015:

	2016	2015
Weighted-average volatility	100%	103%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.51%	1.32%

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of June 30, 2016, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2015	2,881,150	$5.07
Exercised	(25,150)	4.49
Forfeited	(89,400)	9.76
Outstanding, June 30, 2016	2,766,600	$4.66	6.8 Years	$11,878,687
Exercisable, June 30, 2016	1,473,850	$3.92	6.2 Years

The intrinsic value was calculated using the closing price on June 30, 2016 of $8.82. As of June 30, 2016, there was $2,955,503 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the six months ended June 30, 2016, was $58,058.

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

Results of Operations – For the Three Months Ended June 30, 2016 and 2015

Oil and natural gas sales. For the three months ended June 30, 2016, oil and natural gas sales revenue decreased $1,872,181 to $7,104,609, compared to $8,976,790 for the same period during 2015. Oil sales decreased $2,071,932 and natural gas sales increased $199,751. For the three months ended June 30, 2016, oil sales volume decreased 4,833 barrels to 160,925 barrels, compared to 165,759 barrels for the same period in 2015. The average realized per barrel oil price decreased 22% from $52.52 for the three months ended June 30, 2015, to $41.22 for the three months ended June 30, 2016. For the three months ended June 30, 2016, gas sales volume increased 107,475 thousand cubic feet (MCF) to 201,992 MCF, compared to 94,517 MCF for the same period in 2015. The average realized natural gas price per MCF decreased 19% from $2.87 for the three months ended June 30, 2015, to $2.33 for the three months ended June 30, 2016.

Oil and gas production costs. Our lease operating expenses (LOE) decreased from $2,206,057 or $12.15 per barrel of oil equivalent (BOE) for the three months ended June 30, 2015, to $2,200,109 or $11.31 per BOE for the three months ended June 30, 2016. On a per BOE basis, operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2015, and remained steady at 5% for the three months ended June 30, 2016. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $625,832 to $2,579,201 for the three months ended June 30, 2016, compared to $3,205,033 during the same period in 2015. The decrease was the result of a lower depletion rate per BOE, as a result of the Company’s acquisition of producing wells and leaseholds in Culberson and Reeves County, Texas.

Ceiling Test Write-Down.    The Company recorded a $25,451,988 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended June 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended June 30, 2015.

General and administrative expenses. General and administrative expenses decreased $123,343 to $1,920,387 for the three months ended June 30, 2016, as compared to $2,043,730 for the three months ended June 30, 2015. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. A reduction in the stock based compensation between periods was the primary reason behind the decrease.

Net income (loss). For the three months ended June 30, 2016, we showed a net loss of $15,941,500 as compared to net income of $534,167 for the three months ended June 30, 2015. The primary reasons for this change were the ceiling test write down and lower received oil and gas prices.

Results of Operations – For the Six Months Ended June 30, 2016 and 2015

Oil and natural gas sales. For the six months ended June 30, 2016, oil and natural gas sales revenue decreased $1,825,494 to $13,196,997, compared to $15,022,491 for the same period during 2015. Oil sales decreased $2,483,156 and natural gas sales increased $657,662. While our sales volumes were higher during the six months ended June 30, 2016, as compared to the same period in 2015, this was offset by lower oil and gas prices received. For the six months ended June 30, 2016, oil sales volume increased 49,455 barrels to 352,303 barrels, compared to 302,848 barrels for the same period in 2015. The average realized per barrel oil price decreased 29% from $48.55 for the six months ended June 30, 2015 to $34.69 for the six months ended June 30, 2016. For the six months ended June 30, 2016, gas sales volume increased 344,376 thousand cubic feet (MCF) to 458,740 MCF, compared to 114,364 MCF for the same period in 2015. The average realized natural gas price per MCF decreased 24% from $2.78 for the six months ended June 30, 2015 to $2.13 for the six months ended June 30, 2016.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,073,852 or $12.66 per barrel of oil equivalent (BOE) for the six months ended June 30, 2015 to $4,690,543 or $10.94 per BOE for the six months ended June 30, 2016. In total, lease operating expenses increased as a result of the Culberson and Reeves County, Texas acquisition completed in the June of 2015. On a per BOE basis, operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2015 and remained steady at 5% for the six months ended June 30, 2016. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $885,503 to $5,973,828 for the six months ended June 30, 2016, compared to $6,859,331 during the same period in 2015. The decrease was the result of a lower depletion rate per BOE, as a result of the Company’s acquisition of producing wells and leaseholds in Culberson and Reeves County, Texas.

Ceiling Test Write-Down.    The Company recorded a $46,864,074 non-cash write-down of the carrying value of its proved oil and natural gas properties for the six months ended June 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2015.

General and administrative expenses. General and administrative expenses increased by $367,742 to $4,140,459 for the six months ended June 30, 2016, compared to $3,772,717 during the same period in 2015. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense.

Net loss. For the six months ended June 30, 2016, there was a net loss of $31,216,544, as compared to a net loss of $441,457 for the six months ended June 30, 2015. The primary reasons for this change were the ceiling test write down and lower received oil and gas prices.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2016, the Company had cash on hand of $8,328,712, compared to $4,431,350 as of December 31, 2015. The Company had net cash used in operating activities for the six months ended June 30, 2016, of $2,967,841, compared to cash used in operating activities of $2,917,656 for the same period of 2015. The other most significant cash outflows during the six months ended June 30, 2016 and 2015 were capital expenditures of $8,422,294 and $89,815,257, respectively, and payment of our outstanding debt balance of $50,900,000 in 2016. The most significant cash inflows during the six months ended June 30, 2016 and 2015 were proceeds from issuance of common stock of $61,074,997 and $48,915,744, respectively, and proceeds from issuance of notes payable of $5,000,000 and $40,900,000, respectively.

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

In May 2016, the borrowing base (the “Borrowing Base”) was reduced from the initial $100 million to $60 million.  The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of June 30, 2016, the Company had no amount outstanding on its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended June 30, 2016, ranged from a low of $24.78 per barrel to a high of $45.19 per barrel. Natural gas prices we received during the same period ranged from a low of $0.81 per Mcf to a high of $2.67 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of June 30, 2016, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $2.9 million at June 30, 2016) and through receivables from our joint interest partners (approximately $800 thousand at June 30, 2016). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2016, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 49% and 43% of oil and gas revenues, respectively. For the six month period ended June 30, 2016, Oxy and Enterprise represented 45% and 39% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On April 26, 2016, the Company closed an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $5.60 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were approximately $64,400,000, and the Company’s net proceeds from the offering were $61,074,997, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503 million.  These offering costs and expenses included $3,200,000 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $50.9 million and related interest outstanding under its Credit Facility and used $1.8 million to pay the interest and for other capital needs.

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

Ring Energy, Inc.

Date: August 8, 2016	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

