Form 10-Q
period 2016-09-30
RING ENERGY, INC.
filed 2016-11-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

☐ Yes   ☒ No

The registrant has one class of common stock of which 41,917,061 shares were outstanding at November 8, 2016.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2016

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$2,249,007	$4,431,350
Accounts receivable	2,965,320	2,507,858
Joint interest billing receivable	611,236	1,629,165
Prepaid expenses and retainers	330,600	146,118
Total Current Assets	6,156,163	8,714,491
Properties and Equipment
Oil and natural gas properties subject to amortization	235,671,313	269,590,374
Office equipment and automobiles	1,549,311	1,539,991
Total Properties and Equipment	237,220,624	271,130,365
Accumulated depreciation, depletion and amortization	(38,405,819)	(29,863,838)
Net Properties and Equipment	198,814,805	241,266,527
Deferred Income Taxes	21,888,849	64,323
Deferred Financing Costs	473,696	820,904
Total Assets	$227,333,513	$250,866,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,435,554	$11,023,269
Other accrued liabilities	-	309,898
Total Current Liabilities	7,435,554	11,333,167

Long term debt	-	45,900,000
Asset retirement obligations	8,002,787	7,401,950
Total Liabilities	15,438,341	64,635,117
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 41,917,061 shares and 30,391,942 shares outstanding, respectively	41,917	30,392
Additional paid-in capital	256,082,234	193,269,034
Retained Loss	(44,228,979)	(7,068,298)
Total Stockholders' Equity	211,895,172	186,231,128
Total Liabilities and Stockholders' Equity	$227,333,513	$250,866,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Oil and Gas Revenues	$7,822,543	$8,629,007	$21,019,540	$23,651,498

Costs and Operating Expenses
Oil and gas production costs	2,329,228	2,917,296	7,019,771	6,991,148
Oil and gas production taxes	389,029	410,347	1,032,335	1,110,262
Depreciation, depletion and amortization	2,568,153	4,668,353	8,541,981	11,527,684
Ceiling test impairment	9,648,942	-	56,513,016	-
Accretion expense	125,813	103,887	360,167	250,266
General and administrative expense	1,882,579	2,002,638	6,023,038	5,775,355

Total Costs and Operating Expenses	16,943,744	10,102,521	79,490,308	25,654,715

Loss from Operations	(9,121,201)	(1,473,514)	(58,470,768)	(2,003,217)

Other Income (Expense)
Interest expense	(95,864)	(350,737)	(597,910)	(429,742)
Interest income	6,417	1,831	83,470	2,613

Net Other Expense	(89,447)	(348,906)	(514,440)	(427,129)

Loss before tax provision	(9,210,648)	(1,822,420)	(58,985,208)	(2,430,346)

Benefit From Income Taxes	3,266,511	684,152	21,824,527	850,621

Net Loss	$(5,944,137)	$(1,138,268)	$(37,160,681)	$(1,579,725)

Basic Earnings (Loss) per Share	$(0.14)	$(0.04)	$(1.00)	$(0.06)
Diluted Earnings (Loss) per Share	$(0.14)	$(0.04)	$(1.00)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2016	2015
Cash Flows From Operating Activities
Net loss	$(37,160,681)	$(1,579,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,541,981	11,527,684
Ceiling test impairment	56,513,016	-
Accretion expense	360,167	250,266
Share-based compensation	1,647,554	1,962,142
Deferred income tax benefit	(21,824,526)	(850,621)
Changes in assets and liabilities:
Accounts receivable	560,467	916,843
Prepaid expenses	162,726	(904,052)
Accounts payable	(3,897,613)	(8,737,901)
Net Cash Used in Operating Activities	4,903,091	2,584,636
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(6,154,997)	(77,191,925)
Payments to develop oil and natural gas properties	(16,190,471)	(21,449,757)
Purchase of equipment, vehicles and leasehold improvements	(9,320)	(330,182)
Plugging and abandonment cost incurred	(7,817)	(186,626)
Net Cash Used in Investing Activities	(22,362,605)	(99,158,490)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	61,064,671	50,039,853
Proceeds from issuance of notes payable	5,000,000	40,900,000
Principal payments on revolving line of credit	(50,900,000)	-
Proceeds from option exercise	112,500	130,000
Net Cash Provided by Financing Activities	15,277,171	91,069,853
Net Decrease in Cash	(2,182,343)	(5,504,001)
Cash at Beginning of Period	4,431,350	8,622,235
Cash at End of Period	$2,249,007	$3,118,234
Supplemental Cash Flow Information
Cash paid for interest	$564,640	$17,410
Noncash Investing and Financing Activities
Asset retirement obligation acquired	$-	$2,177,110
Asset retirement obligation incurred during development	$248,487	$124,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2016. During the nine months ended September 30, 2016, sales to two customers represented 48% and 43%, respectively, of the Company’s oil and gas revenues. At September 30, 2016, these customers made up 43% and 43%, respectively, of the Company’s accounts receivable.

Approximately 83% of the Company’s accounts and joint interest receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at September 30, 2016. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2016, was $2,568,153 and $8,541,981, respectively, based on depletion at the rate of $11.72 per barrel of oil equivalent compared to $4,668,353 and $11,527,684, respectively, for the three and nine months ended September 30, 2015, based on depletion at the rate of $21.33 per barrel of oil equivalent. These amounts include $71,666 and $229,422, respectively, of depreciation for the three and nine months ended September 30, 2016 compared to $79,797 and $208,440, respectively, of depreciation for the three and nine months ended September 30, 2015, respectively.

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

During the three and nine months ended September 30, 2016, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations of $9,648,942 and $56,513,016, respectively, which is reflected as ceiling test impairment in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation during the three and nine months ended September 30, 2015.

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

Recent Accounting Pronouncements – In March 2016, the FASB issued guidance for improvements to employee share-based payment accounting to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact of this guidance on our financial statements.

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

In January 2016, the FASB issued guidance regarding several broad topics related to the recognition and measurement of financial assets and liabilities. The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

In August 2014, the FASB issued guidance regarding disclosures of uncertainties about an entity's ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and disclose certain information when substantial doubt exists. We will adopt this guidance for the annual period ending December 31, 2016.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April and May 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning on or after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net Loss	$(5,944,137)	$(1,138,268)	$(37,160,681)	$(1,579,725)
Basic Weighted-Average Shares Outstanding	41,917,061	30,372,701	36,996,932	27,430,624
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted Weighted-Average Shares Outstanding	41,917,061	30,372,701	36,996,932	27,430,624
Basic Loss per Share	$(0.14)	$(0.04)	$(1.00)	$(0.06)
Diluted Loss per Share	$(0.14)	$(0.04)	$(1.00)	$(0.06)

Stock options to purchase 2,780,600 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2016, as their effect would have been anti-dilutive. Stock options to purchase 2,623,250 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2015, respectively, as their effect would have been anti-dilutive.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

Balance, December 31, 2015	$7,401,950
Liabilities incurred	248,487
Liabilities settled	(7,817)
Accretion expense	360,167
Balance, September 30, 2016	$8,002,787

NOTE 5 – STOCKHOLDERS’ EQUITY

On April 26, 2016, the Company closed an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $5.60 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were $64,400,000, and the Company’s net proceeds from the offering were $61,063,497, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503.  These offering costs and expenses included $3,200,000 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $50.9 million and related interest of approximately $215,000 outstanding under its Credit Facility and used approximately $10 million for leasing activities, development of existing properties and working capital.

Common Stock Issued in Option Exercise

During the nine months ended September 30, 2015, the Company issued 40,000 shares of common stock as the result of option exercises. Of the 40,000 options exercised, (i) 20,000 had an exercise price of $4.50 per share for an aggregate of $90,000 and 20,000 had an exercise price of $2.00 per share for an aggregate of $40,000 The Company received an aggregate amount of $150,000 as a result of the option exercises.

Also during the nine months ended September 30, 2015, the Company issued 16,875 shares of common stock as the result of the cashless exercise of the following options: 10,000 with an exercise price of $2.00 per share, 10,000 with an exercise price of $4.50 per share and 5,000 with an exercise price of $5.50. The Company withheld 8,125 shares, valued at $92,500 or $11.38 per share.

During the nine months ended September 30, 2016, the Company issued 25,000 shares of common stock as the result of option exercises. The options exercised had an exercise price of $4.50 per share. The Company received an aggregate amount of $112,500 as a result of the option exercises.

Also during the nine months ended September 30, 2016, the Company issued 119 shares of common stock as the result of the cashless exercise of the 150 options with an exercise price of $2.00 per share. The Company withheld 31 shares, valued at $300 or $9.72 per share.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2016, was $555,587 and $1,647,554, respectively, as compared to $650,968 and $1,962,142, respectively, for the three and nine months ended September 30, 2015. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2016, there were 1,949,650 shares remaining eligible for issuance under the plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the nine months ended September 30, 2016 and 2015:

	2016	2015
Weighted-average volatility	100 - 99%	103%
Expected dividends	0	0
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.51 - 1.25%	1.32%

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of September 30, 2016, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2015	2,881,150	$5.07
Granted	15,000	6.42
Exercised	(25,150)	4.49
Forfeited	(90,400)	9.71
Outstanding, September 30, 2016	2,780,600	$4.67	6.5 Years	$17,532,933
Exercisable, September 30, 2016	1,487,850	$3.95	6.0 Years

The intrinsic value was calculated using the closing price on September 30, 2016 of $10.95. As of September 30, 2016, there was $2,473,232 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2016, was $58,058.

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

Results of Operations – For the Three Months Ended September 30, 2016 and 2015

Oil and natural gas sales. For the three months ended September 30, 2016, oil and natural gas sales revenue decreased $806,464 to $7,822,543, compared to $8,629,007 for the same period during 2015. Oil sales decreased $1,059,671 and natural gas sales increased $253,206. For the three months ended September 30, 2016, oil sales volume decreased 6,362 barrels to 174,707 barrels, compared to 181,069 barrels for the same period in 2015. The average realized per barrel oil price decreased 10% from $45.24 for the three months ended September 30, 2015, to $40.83 for the three months ended September 30, 2016. For the three months ended September 30, 2016, gas sales volume increased 63,514 thousand cubic feet (MCF) to 229,456 MCF, compared to 165,942 MCF for the same period in 2015. The average realized natural gas price per MCF increased 14% from $2.63 for the three months ended September 30, 2015, to $3.01 for the three months ended September 30, 2016.

Oil and gas production costs. Our lease operating expenses (LOE) decreased from $2,917,296 or $13.98 per barrel of oil equivalent (BOE) for the three months ended September 30, 2015, to $2,329,228 or $10.94 per BOE for the three months ended September 30, 2016.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2015, and remained steady at 5% for the three months ended September 30, 2016. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $2,100,200 to $2,568,153 for the three months ended September 30, 2016, compared to $4,668,353 during the same period in 2015. The decrease was the result of a lower depletion rate per BOE, as a result of the addition of additional reserves through our development activity and a reduction in our Oil and natural gas properties subject to amortization as a result of the Ceiling test impairments we have incurred.

Ceiling Test Write-Down.    The Company recorded a $9,648,942 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended September 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test write down was the result of lower commodity prices and their negative impact on the company’s estimated proved reserves and estimated net cash flows. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended September 30, 2015.

General and administrative expenses. General and administrative expenses decreased $120,059 to $1,882,579 for the three months ended September 30, 2016, as compared to $2,002,638 for the three months ended September 30, 2015. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. A reduction in the stock based compensation between periods was the primary reason for the decrease.

Net loss. For the three months ended September 30, 2016, we showed a net loss of $5,944,137, as compared to a net loss of $1,138,268 for the three months ended September 30, 2015. The primary reason for this change was the ceiling test write down.

Results of Operations – For the Nine Months Ended September 30, 2016 and 2015

Oil and natural gas sales. For the nine months ended September 30, 2016, oil and natural gas sales revenue decreased $2,631,958 to $21,019,540, compared to $23,561,498 for the same period during 2015. Oil sales decreased $3,542,827 and natural gas sales increased $910,869. For the nine months ended September 30, 2016, oil sales volume increased 43,092 barrels to 527,010 barrels, compared to 483,918 barrels for the same period in 2015. The average realized per barrel oil price decreased 22% from $47.31 for the nine months ended September 30, 2015 to $36.72 for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, gas sales volume increased 407,889 thousand cubic feet (MCF) to 688,196 MCF, compared to 280,307 MCF for the same period in 2015. The average realized natural gas price per MCF decreased 10% from $2.70 for the nine months ended September 30, 2015 to $2.42 for the nine months ended September 30, 2016.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $6,991,148 or $13.18 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2015 to $7,019,771 or $10.94 per BOE for the nine months ended September 30, 2016. In total, lease operating expenses increased as a result of the acquisition of properties in Culberson and Reeves County, Texas completed in June 2015. On a per BOE basis, lease operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2015 and remained steady at 5% for the nine months ended September 30, 2016. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $2,985,703 to $8,541,981 for the nine months ended September 30, 2016, compared to $11,527,684 during the same period in 2015. The decrease was the result of a lower depletion rate per BOE, as a result of the addition of additional reserves through our development activity and a reduction in our Oil and natural gas properties subject to amortization as a result of the Ceiling test impairments we have incurred.

Ceiling Test Write-Down.    The Company recorded a $56,513,016 non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2016, as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test write down was the result of lower commodity prices and their negative impact on the company’s estimated proved reserves and estimated net cash flows. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2015.

General and administrative expenses. General and administrative expenses increased by $247,683 to $6,023,038 for the nine months ended September 30, 2016, compared to $5,775,355 during the same period in 2015. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense.

Net loss. For the nine months ended September 30, 2016, there was a net loss of $37,160,681, as compared to a net loss of $1,579,725 for the nine months ended September 30, 2015. The primary reasons for this change were the ceiling test write down and lower received oil and gas prices.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2016, the Company had cash on hand of $2,249,007, compared to $4,431,350 as of December 31, 2015. The Company had net cash used in operating activities for the nine months ended September 30, 2016, of $4,903,091, compared to cash used in operating activities of $2,584,636 for the same period of 2015. The other most significant cash outflows during the nine months ended September 30, 2016 and 2015 were capital expenditures of $22,362,605 and $99,158,490, respectively, and payment of our outstanding debt balance of $50,900,000 in 2016. The most significant cash inflows during the nine months ended September 30, 2016 and 2015 were proceeds from issuance of common stock of $61,064,671 and $50,039,853, respectively, and proceeds from issuance of notes payable of $5,000,000 and $40,900,000, respectively.

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

In May 2016, the borrowing base (the “Borrowing Base”) was reduced from the initial $100 million to $60 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The Borrowing Base is subject to redetermination semi-annually on each May 1 and November 1.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

Oil prices and natural gas prices have declined significantly.  Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that we can produce economically and, therefore, potentially lower our oil and gas reserves.  A substantial or extended decline in oil or natural gas prices may result in further impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

Compliance with these regulations may result in increased expenses and additional management time required of Ring. No specific accounting for environmental compliance has been maintained or projected by Ring to date. Ring does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or its properties are involved or subject to or arising out of its predecessor operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of September 30, 2016, the Company had no amount outstanding on its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended September 30, 2016, ranged from a low of $24.78 per barrel to a high of $45.94 per barrel. Natural gas prices we received during the same period ranged from a low of $0.81 per Mcf to a high of $3.31 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of September 30, 2016, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $3.0 million at September 30, 2016) and through receivables from our joint interest partners (approximately $611 thousand at September 30, 2016). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2016, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 48% and 43% of oil and gas revenues, respectively. For the nine month period ended September 30, 2016, Oxy and Enterprise represented 43% and 43% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On April 26, 2016, the Company closed an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $5.60 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were $64,400,000, and the Company’s net proceeds from the offering were $61,063,497, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503 million.  These offering costs and expenses included $3,200,000 in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $50.9 million and related interest of approximately $215,000 outstanding under its Credit Facility and used approximately $10 million for leasing activities, development of existing properties and working capital.

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

Ring Energy, Inc.

Date: November 8, 2016	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

