Form 10-K
period 2016-12-31
RING ENERGY, INC.
filed 2017-03-15
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price on the NYSE MKT of $8.82 per share, was approximately $327,635,570.

As of March 14, 2017, the issuer had outstanding 49,116,554 shares of common stock ($0.001 par value).

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

The Company’s primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas and the Delaware Basin in Reeves County and Culberson County, Texas. As of December 31, 2016, Ring had 53,582 gross (32,663 net) acres in Andrews and Gaines counties and 20,794 gross (20,490 net) acres in Reeves and Culberson counties. The Company also has 14,647 gross (14,549 net) acres in Kansas.

As of December 31, 2016, Ring’s proved reserves were approximately 27.7 million BOE (barrel of oil equivalent). Effectively 100% of its reserves (based on the estimates above) relate to properties located in Texas. The Company’s proved reserves are oil-weighted with 90% of proved reserves consisting of oil and 10% consisting of natural gas. Of those reserves, 32% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and approximately 63% are classified as proved undeveloped, or “PUD.”

Production for the year ended December 31, 2016, was approximately 878,066 BOE, as compared to production of 743,363 BOE for the year ended December 31, 2015, an 18% increase in BOE. The stated production amount reflects only the oil and gas that was produced and shipped prior to the end of the fourth quarter. Any oil and gas produced in the fourth quarter but still held on site after December 31, 2016, will be credited in the first quarter of 2017.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2016, Ring owned interests in a total of 6,925 gross (6,171 net) developed acres and 46,657 gross (26,492 net) undeveloped acres in Andrews and Gaines County, Texas. In these counties, the Company has 174 identified proven vertical drilling locations and 13 identified proven horizontal locations based on the reserve reports as of December 31, 2016, and an additional 319 identified potential vertical drilling locations based on 10-acre downspacing and 446 identified potential horizontal drilling locations based on 6 wells per section or 106 acres per well. Also as of December 31, 2016, Ring owned interests in a total of 10,350 gross (10,252 net) developed acres and 10,444 (10,238 net) undeveloped acres in Culberson and Reeves County, Texas. In these counties, the Company has 44 identified proven vertical drilling locations based on the reserve reports as of December 31, 2016 and an additional 503 potential vertical drilling locations based on 20-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves. Ring has identified 27 wells in Andrews and Gaines County, 48 wells in Culberson and Reeves County and 1 well in Kansas that are suitable candidates for re-stimulation or recompletion, providing attractive returns with lower upfront costs.

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

Ring Energy’s Business Strategy and Development

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

•	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Over the long-term, Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 90% oil and 10% natural gas. Of those reserves, 32% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and approximately 63% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital. Recently, Ring has been employing horizontal drilling to some of its acreage with success and plans to continue to do so under appropriate circumstances.

Through December 31, 2016, we increased our proved reserves to approximately 27.7 million BOE (barrel of oil equivalent). As of December 31, 2016, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $217.3 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $159.8 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies.

While Ring will continue to do some development near term, such development will be more limited while commodity prices remain low and unstable. The Company will manage any development activity around its operating cash flow.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

Ring Energy’s Strengths

•	High quality asset base in one of North America’s leading resource plays. Ring’s acreage in the Permian Basin is located in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform, and in Culberson and Reeves Counties, which is in the Delaware Basin. As of December 31, 2016, Ring has drilled 195, with 192 being vertical and 3 horizontal, wells and re-stimulated 35 existing wells on its acreage on its Central Basin Acreage and has drilled 6 wells and recompleted six existing wells on its Delaware Basin acreage. As of December 31, 2016, estimated net proved reserves were comprised of approximately 90% oil and 10% natural gas.

•	De-risked Permian acreage position with multi-year vertical drilling inventory. As of December 31, 2016, Ring has drilled 201 gross operated wells across its leasehold position with a 99.5% success rate. The Company has also re-stimulated 41 existing wells with attractive well economics. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2016, Ring has 174 identified proven vertical drilling locations and 13 identified proven horizontal locations in Andrews and Gaines Counties and 44 identified proven vertical drilling locations in Culberson and Reeves Counties in its proved undeveloped reserves. It believes it has an additional 319 potential vertical locations based on 10-acre downspacing and an additional 319 identified potential horizontal drilling locations based on 6 wells per acre or 106 acres per well in Andrews and Gaines Counties and 503 potential vertical locations based on 20-acre downspacing in Culberson and Reeves Counties. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 24 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Ring’s Chief Executive Officer Kelly Hoffman has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•	Concentrated acreage position with high degree of operational control. Ring operates approximately 99% of its Permian Basin and Kansas acreage positions. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of its acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year ended December 31, 2016, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 50% and 42%, respectively, of oil and gas revenues. At December 31, 2016, Oxy represented 59% of our accounts receivable and Enterprise represented 32%. However, we believe that the loss of these customers would not materially impact our business because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2016, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

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

Current Employees

As of December 31, 2016, we had thirty full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 63%) or proved developed non-producing (approximately 5%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve additional risks and uncertainties in their application if compared to conventional drilling.

Our operations utilize some of the latest horizontal drilling and completion techniques as developed by us, other oil and gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

•	drilling wells that are significantly longer and/or deeper than more conventional wells;
•	landing our wellbore in the desired drilling zone;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running our casing the entire length of the wellbore; and
•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages in a horizontal or lateral well bore;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (63%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We have a credit facility in place with a $60 million borrowing base for borrowings and letters of credit. As of December 31, 2016, no amount was outstanding on our credit facility. If in the future we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if crude oil and natural gas prices rise over the price established by the arrangements. As of December 31, 2016, we have not entered into any hedging arrangements with respect to our expected production.

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

If oil and natural gas prices decrease, we may be required to record additional write-downs of the carrying value of our oil and gas properties in the future.

We follow the full cost method of accounting for our oil and gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the years ended December 31, 2015 and 2016, we recorded non-cash write downs of $9.3 million and $56.5 million, respectively. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2016, we owned interests in a total of 18,075 gross (17,139 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2016, we owned interests in approximately 70,948 gross (50,563 net) undeveloped acres. While our focus will be toward growth through additional acquisitions and leasing, our long term plans include drilling wells on our existing acreage to develop the potential contained therein.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews and Gaines County leases – In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases. The working interests range from 1-100% and the net revenue interests range from 1-80%. In total as of December 31, 2016, we own 53,582 gross (32,663 net), acres with 6,925 gross (6,171 net) acres developed and held by production and the remaining 46,657 gross acres (26,492 net) being undeveloped. We believe the Andrews and Gaines County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 174 vertical and 13 horizontal PUD wells. Our reserve estimates include the capital costs required to develop these wells. Our reserve estimates also include secondary recovery (waterflood) reserves in relation to some of our Andrews County acreage.

Culberson and Reeves County leases – In 2015, we acquired properties consisting of 19,983 gross acres (19,679 net) with an average working interest of 98% and an average net revenue interest of 79%. Since that time, we have acquired additional undeveloped acreage in and around our Culberson and Reeves County leases. In total as of December 31, 2016, we own 20,794 gross (20,490 net) acres with 10,350 gross (10,252 net) acres developed and held by production and the remaining 10,444 gross (10,238 net) acres being undeveloped. We believe the Culberson and Reeves County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 44 PUD wells. Our reserve estimates include the capital costs required to develop these wells.

Significant Kansas Operations

Kansas Properties – Gray, Finney and Haskell Counties, Kansas. We acquired a 100% working interest and an 80% net revenue interest in 9,541.5 net mineral acres and a 95% working interest and a 76% net revenue interest in 1,600 net mineral acres, along with all production. There was minimal production associated with the acquisition. We acquired a 100% working interest and an 80% net revenue interest in 4,698 net mineral acres in addition to our existing acreage acquired in 2012. We have subsequently leased additional acreage in Kansas. In total as of December 31, 2016, we own 14,647 gross (14,549 net) acres with 80 gross (716 net) acres developed and held by production and the remaining 13,847 gross (13,833 net) acres being undeveloped.In October 2013, we entered into the Joint Development Agreement, whereby Torchlight Energy Resources, Inc. agreed to pay approximately $6.2 million in development costs in return for a 50% working interest in this acreage. Development on this acreage has been temporarily halted. We conducted an extensive 3D seismic analysis, which was encouraging, and we are in discussions with our partner as to how and when we wish to proceed. The Joint Development Agreement with Torchlight was unwound in 2016, and as a result, we currently own 100% of the properties previously subject to the Joint Development Agreement. There are no PUD wells from this acreage included in our reserves, but we believe this acreage has significant potential.

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

Summary of Oil and Natural Gas Reserves

As of December 31, 2016, our estimated proved reserves had a pre-tax PV10 value of approximately $217.3 million and a Standardized Measure of Discounted Future Cash Flows of approximately $159.8 million, essentially 100% of which relate to our properties in Texas. We spent approximately $146.1 million on acquisitions and capital projects during 2015 and 2016. We expect to further develop these properties through additional drilling.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2016.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
Texas	24,971,300	16,197,349	27,670,858	$216,784,048	$159,206,834
Kansas	27,800	257,500	70,727	523,200	588,204

Total	24,999,100	16,454,849	27,741,575	$217,307,248	$159,795,038

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

	Oil (Bbl)	Gas (Mcf)
Balance, December 31, 2014	10,242,291	988,310
Purchase of minerals in place	5,561,276	8,775,407
Improved recovery	8,096,290	2,573,530
Extensions and discoveries	863,327	1,114,932
Production	(664,611)	(472,508)
Revisions of estimates	(1,786,123)	(440,071)
Balance, December 31, 2015	22,312,450	12,539,600

Purchase of minerals in place	-	-
Improved recovery	79,130	60,847
Extensions and discoveries	3,635,312	2,305,548
Production	(728,051)	(900,089)
Revisions of estimates	(299,741)	2,448,943
Balance, December 31, 2016	24,999,100	16,454,849

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2015	2016
Oil (Bbls)
Developed	7,167,300	8,479,000
Undeveloped	15,145,150	16,520,100

Total	22,312,450	24,999,100

Natural Gas (Mcf)
Developed	8,541,400	10,481,300
Undeveloped	3,998,200	5,973,549

Total	12,539,600	16,454,849

Total (Boe)
Developed	8,590,867	10,225,883
Undeveloped	15,811,516	17,515,691

Total	24,402,383	27,741,575

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

Our reserve estimates as of December 31, 2016 are based on an average price of $39.169 for oil and $2.426 for gas compared to $48.173 for oil and $2.505 for gas as of December 31, 2015.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2016	2015
Future cash flows	$1,019,179,570	$1,110,056,990
Future production costs	(318,378,291)	(361,838,780)
Future development costs	(140,511,904)	(127,293,170)
Future income taxes	(150,765,686)	(177,647,356)
Future net cash flows	409,523,689	443,277,684
10% annual discount for estimated timing of cash flows	(249,728,651)	(270,591,243)
Standardized Measure of Discounted Cash Flows	$159,795,038	$172,686,441

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2016	2015
Beginning of the year	$172,686,441	$196,344,992
Purchase of minerals in place	-	121,753,192
Extensions, discoveries and improved recovery, less related costs	42,388,078	215,074,627
Development costs incurred during the year	43,085,217	28,653,794
Sales of oil and gas produced, net of production costs	(19,477,828)	(20,502,195)
Sales of minerals in place	-	-
Accretion of discount	11,995,583	27,688,579
Net changes in price and production costs	(59,100,870)	(308,347,796)
Net change in estimated future development costs	(13,064,453)	14,823,882
Revision of previous quantity estimates	1,619,437	(28,297,019)
Revision of estimated timing of cash flows	(30,342,680)	(137,051,390)
Net change in income taxes	10,006,113	62,545,775
End of the Year	$159,795,038	$172,686,441

Proved Reserves

We have approximately 27.7 million BOE of proved reserves, which consist of approximately 90% oil and 10% natural gas, are summarized below as of December 31, 2016, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2016, our Texas proved reserves had a net pre-tax PV10 value of approximately $216.8 million and Standardized Measure of Discounted Future Net Cash Flows of approximately $159.2 million and our proved reserves in Kansas had a net pre-tax PV10 value of approximately $0.5 million and Standardized Measure of Discounted Future Net Cash Flows of approximately $0.6 million.

As of December 31, 2016, approximately 32% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 5% and proved undeveloped, or “PUD”, reserves constitute approximately 63%, of the proved reserves.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2016 of approximately $217.3 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $159.8 million. Approximately $91.9 million and $67.7 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 42.3% of total proved reserves’ pre-tax PV10 value. An additional $21.4 million and $15.8 million, respectively, are associated with the PDNP reserves, which is approximately 9.9% of total proved reserves’ pre-tax PV10 value. The remaining $103.9 million and $76.3 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2016 include 17.5 million BOE as proved undeveloped reserves. As of December 31, 2015, our reserve estimates included approximately 15.8 million BOE as proved undeveloped reserves. Following is a description of the changes in our PUD reserves from December 31, 2015 to December 31, 2016.

Conversion of approximately 112,289 BOE of reserves from PUD to PDP or PDNP through development.

Net upward revision of approximately 1,112,328 BOE primarily as a result of improved production curves and the conversion of vertical PUD reserves to horizontal PUD reserves, all partially offset by downward revisions due to commodity prices.

Improved Recovery and Extension of approximately 704,950, primarily resulting from addition of new horizontal reserves proved up through our development.

Our proved reserves as of December 31, 2016 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas:
PDP	7,292,400	9,476,500	8,871,817	32%	$91,576	$67,254	$-
PDNP	1,158,800	747,300	1,283,350	5%	21,277	15,626	5,369
PUD	16,520,100	5,973,549	17,515,691	63%	103,931	76,327	135,143

Total Proved:	24,971,300	16,197,349	27,670,858	100%	$216,784	$159,207	$140,512

Kansas:
PDP	17,400	257,500	60,317	0%	$353	$397	$-
PDNP	10,400	-	10,400	0%	$170	191	$-

Total Proved:	27,800	257,500	70,717	0%	$523	$588	$-

Total:
PDP	7,309,800	9,734,000	8,932,134	32%	$91,929	$67,651	$-
PDNP	1,169,200	747,300	1,293,750	5%	21,447	15,817	5,369
PUD	16,520,100	5,973,549	17,515,691	63%	103,931	76,327	135,143

Total Proved:	24,999,100	16,454,849	27,741,575	100%	$217,307	$159,795	$140,512

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs
2017	6,331,081	4,004,750	6,998,539	$64,798,140
2018	4,931,590	2,716,099	5,384,273	49,750,210
2019	6,426,629	-	6,426,629	25,963,564
	17,689,300	6,720,849	18,809,441	$140,511,914

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

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2016, is summarized below. The following table indicates the percentage of our estimated December 2016 average daily production of 2,551 BOE/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas
Texas	99.55%	99.82%	98.00%
Kansas	0.45%	0.18%	2.00%
Total	100.00%	100.00%	100.00%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2016 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Texas	17,275	16,423	57,101	36,730	74,376	53,153
Kansas	800	716	13,847	13,833	14,647	14,549
Total	18,075	17,139	70,948	50,563	89,023	67,702

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Years Ended December 31,
	2014	2015	2016

Oil production (Bbls)	457,039	664,612	728,051
Natural gas production (Mcf)	38,735	472,509	900,089
Total production (Boe)	463,495	743,363	878,066
Daily production (Boe/d)	1,270	2,037	2,406
Average sales price:
Oil (per Bbl)	$83.04	$44.90	$39.28
Natural gas (per Mcf)	3.53	2.48	2.50
Total (per Boe)	81.18	41.72	35.13
Average production cost (per Boe)	$10.77	$13.40	$11.24
Average production taxes (per Boe)	3.80	1.97	1.71

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

Productive Wells

The following table presents our ownership at December 31, 2016, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	372	266	-	-	372	266
Kansas	3	1	1	1	4	2
Total	375	268	1	1	376	269

Drilling Activity

During 2016, we drilled 3 horizontal development wells and 9 vertical development wells in Texas. We completed and placed on production the 3 horizontal wells and 8 vertical wells, leaving 2 vertical wells drilled but not yet completed and on production as of December 31, 2016.

During 2015, we drilled 9 vertical development wells in Texas. We completed and placed on production 20 wells, leaving 1 well drilled but not yet completed and on production as of December 31, 2015. All of the wells drilled in 2015 were successful.

During 2014, we drilled 135 vertical development wells in Texas. We completed and placed on production 125 wells, leaving 12 wells drilled but not yet completed and on production at December 31, 2014. All wells drilled in Texas during 2014 were successful. Also during 2014, we drilled 7 vertical wells in Kansas. 6 of these wells were successful and 1 was a dry hole.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $10.77, $13.40 and $11.24 during the years ended December 31, 2014, 2015 and 2016, respectively, and our average production taxes, per BOE, were $3.80, $1.97 and $1.71 for the years ended December 31, 2014, 2015 and 2016, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2014, 2015 and 2016 are shown below.

	2015		2016
	Texas	Kansas	Texas	Kansas

Acquisition of proved properties	$78,251,263	$348,710	$9,984,809	$209,118
Acquisition of unproved properties	-	-	-	-
Exploration costs	-	-	-	-
Development costs	31,606,612	176,257	26,594,671	(40,500)
Total Costs Incurred	$109,857,875	$524,967	$36,579,480	$168,618

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas. The leased office space consists of approximately 15,000 square feet. Additionally, we still have a lease for our previous office space in Midland, Texas, consisting of approximately 3,700 square feet. We vacated this space as of February 28, 2015 and have sublet this space. Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office consisting of approximately 3,700 square feet. We also lease office space in Andrews, Texas for a field office consisting of approximately 2,000 square feet. We expect our current office space to be adequate as we move forward.

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

NYST MKT

Period	High Sale	Low Sale
1st Quarter 2015	$10.93	$8.32
2nd Quarter 2015	13.41	10.40
3rd Quarter 2015	11.54	7.62
4th Quarter 2015	11.53	6.57

1st Quarter 2016	$6.83	$4.04
2nd Quarter 2016	9.85	4.96
3rd Quarter 2016	11.01	7.59
4th Quarter 2016	13.36	9.23

1st Quarter 2017 (through March 14)	$13.81	$9.78

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on Ring’s common stock relative to the cumulative total returns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2011, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

*	The peer group consists of: Callon Petroleum Company, Rex Energy Corporation, Approach Resources, Inc., Resolute Energy Corporation and Earthstone Energy, Inc., all of which are in the oil and gas exploration and production industry.

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration filed under the Securities Act of 1933 unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A.

Record Holders

As of March 6, 2017, there are approximately 5,566 holders of record of our common stock. As of March 14, 2017, 4,251,171 shares, or approximately 8.7%, of the 49,113,063 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,358,250	$5.90	1,367,150

Equity compensation plans not approved by security holders	-	-	-
Total	3,358,250	$5.90	1,367,150

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2016.

Item 6:	Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the years ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$30,850,248	$31,013,892	$38,089,443	$10,315,701	$1,757,444
Cost of revenues	11,372,420	11,426,453	6,753,372	1,684,493	868,954
Depreciation, depletion and amortization	11,483,314	15,175,791	11,807,794	2,284,091	506,786
Ceiling test impairment	56,513,016	9,312,203	-	-	-
Accretion	487,182	418,384	154,973	53,681	20,906
General and administrative	8,027,077	7,995,395	6,803,029	6,682,760	2,392,645
Net income (loss)	(37,637,687)	(9,052,771)	8,420,500	(452,209)	(1,669,283)
Basic income (loss) per common share	$(0.97)	$(0.32)	$0.34	$(0.03)	$(0.21)
Diluted income (loss) per common share	$(0.97)	$(0.32)	$0.33	$(0.03)	$(0.21)

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Current assets	$75,220,915	$8,714,491	$15,083,298	$56,305,036	$5,882,530
Oil and gas properties subject to amortization	250,133,965	269,590,374	166,036,400	58,040,724	23,051,904
Total assets	308,931,165	250,866,245	167,641,640	111,723,418	28,513,378
Total current liabilities	9,099,391	11,333,167	16,263,051	7,231,643	1,191,431
Total long-term liabilities	7,957,035	53,301,950	8,835,879	1,886,061	1,122,236
Total Stockholders Equity	290,540,973	186,231,128	142,542,530	102,605,714	26,199,711

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

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders value through the following:

•	Growing production and reserves by developing our oil-rich resource base. Our long term plan is to actively drill and develop our acreage base in an effort to maximize its value and resource potential. However, given the current environment as it relates to commodity prices, we have scaled back our development plans to associate it, to the extent possible, with our cash flows from operations. Ring’s portfolio of proved oil and natural gas reserves consists of 90% oil and 10% natural gas. Of those reserves, 32% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and approximately 63% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring seeks to increase production, reserves and cash flow while gaining favorable returns on invested capital. Through December 31, 2016, we increased our proved reserves to approximately 27.7 million BOE. Effectively 100% of our reserves relate to properties located in Texas. We spent approximately $146.1 million on acquisitions and capital projects during 2015 and 2016.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. We believe that management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

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

Although commodity prices continued to decline during 2016 compared to 2015 and 2014, we believe we are well-positioned to manage the challenges presented in the lower commodity pricing environment, and we can endure the current cyclical downturn in the oil and gas industry and the continued volatility in current and future commodity prices by continuing our plans to manage our development activity around our operating cash flow.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2014	2015	2016

Net production:
Oil (Bbls)	457,039	664,612	728,051
Natural gas (Mcf)	38,735	472,509	900,089

Net sales:
Oil	$37,952,888	$29,839,852	$28,599,140
Natural gas	136,555	1,174,040	2,251,108

Average sales price:
Oil (per Bbl)	$83.04	$44.90	$39.28
Natural gas (per Mcf)	3.53	2.48	2.50

Production costs and expenses
Oil and gas production costs	$4,993,166	$9,958,380	$9,867,800
Production taxes	1,760,206	1,468,073	1,504,620
Depreciation, depletion and amortization expense	11,807,794	15,175,791	11,483,214
Ceiling test impairment	-	9,312,203	56,513,016
Accretion expense	154,972	418,384	487,182
General and administrative expenses	6,803,029	7,995,395	8,027,077

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Oil and natural gas sales. Oil and natural gas sales revenue decreased approximately $0.2 million to $30.9 million in 2016. Oil sales decreased approximately $1.2 million while natural gas sales increased approximately $1.1 million. The oil sales decrease was the result of a decrease in the average realized per barrel oil price from $44.90 in 2015 to $39.28 in 2016 partially offset by an increase in sales volume from 644,612 barrels of oil in 2015 to 728,051 barrels of oil in 2016. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume increased from 472,509 Mcf in 2015 to 900,089 Mcf in 2016 and the average realized per Mcf gas price increased from $2.48 in 2015 to $2.50 in 2016. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases for both oil and natural gas are the result of both the acquisitions we made during the year and the result of our development of existing properties.

Oil and gas production costs. Our aggregate oil and gas production costs decreased from $9,958,380 in 2015 to $9,867,800 in 2016 and decreased on a BOE basis from $13.40 in 2015 to $11.24 in 2016. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The decreases in the cost per BOE is the result of increased production.

Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 4.73% during 2015 and increased to 4.88% in 2016. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $3,692,577 to $11,483,214 in 2016. The decrease was the result of a reduction in our average depreciation, depletion and amortization rate from $20.41 per BOE during 2015 to $13.08 per BOE during 2016, partially offset by increased production volumes. The reduced rate is the result of write downs of our oil and gas properties subject to amortization and increases in our reserve volumes. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.

Ceiling Test Write-Down.    The Company recorded non-cash write-downs of the carrying value of its proved oil and natural gas properties of $9,312,203 and $56,513,016 for the periods ended December 31, 2015 and 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015 and 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses was relatively flat between the periods ended December 31, 2015 and 2016 with the amounts being $7,995,395 and $8,027,077, respectively.

Interest income. Interest income was $56,498 in 2016 as compared to $6,984 in 2015. The increase was the result of higher average cash on hand during 2016.

Interest expense. Interest expense decreased from $749,134 in 2015 to $649,009 in 2016. This decrease was the result of lower average balances on the credit facility between periods.

Provision for income taxes. The provision for income taxes changed from a negative provision of $5,003,713 in 2015 to a negative provision of $19,987,585 for 2016. The change is due to the Company having a larger net loss in 2016 as compared to 2015.

Net loss. Net loss increased from $9,052,771 in 2015 to $37,637,687 in 2016. The primary reason for this change is the referenced ceiling test write-down.

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

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary sources of cash in 2016 were from funds generated from the sale of oil and natural gas production and proceeds from the issuance of common stock. These cash flows were primarily used to fund our capital expenditures.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2016, 2015 and 2014, we had cash inflow from operations of $11,214,397, $9,397,552 and $33,708,749, respectively. During the three years ended December 31, 2016, we financed $218,122,518 through proceeds from the sale of stock. During 2016 and 2015, we had proceeds from drawdowns on our Credit Facility of $52,900,000. We primarily used this cash to fund our capital expenditures and development aggregating $251,295,891 over the three years ended December 31, 2016. At December 31, 2016, we had cash on hand of $71,086,381 and working capital of $66,121,524, as compared to cash on hand of $8,714,491 and negative working capital of $2,618,676 at December 31, 2015 and cash on hand $8,22,235 and negative working capital of $1,179,753 at December 31, 2014.

Schedule of Contractual Obligations. The following table summarizes our contractual obligations for periods subsequent to December 31, 2016. The future estimated office lease payments pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet for our previous office space in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $537,582, $526,658 and $149,872 for the years ended December 31, 2016, 2015 and 2014, respectively. The following table reflects the outstanding balance under our Credit Facility and future minimum lease payments under the operating leases as of December 31, 2016.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$-	$-	$-	$-	$-
Operating Lease Obligations	711,635	552,335	159,300	-	-

Total	$711,635	$552,335	$159,300	$-	$-

(1)	This table does not include future commitment fees, interest expense or other fees on this facility because they are floating rate instruments, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

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

As of December 31, 2016 we had no off-balance sheet financing arrangements.

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

Full Cost Method of Accounting. We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs (internal or external) associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

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

During 2016 and 2015, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations of $56.5 million and $9.3 million, respectively, which are reflected with ceiling test and other impairments in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2014.

Our reserve estimates as of December 31, 2016 are based on an average price of $39.169 for oil and $2.426 for gas.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2016 ranged from a low of $24.78 per barrel to a high of $49.43 per barrel. Natural gas prices we received during 2016 ranged from a low of $0.81 per Mcf to a high of $4.10 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of December 31, 2016, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

 Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $3.5 million at December 31, 2016). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2016, sales to two customers, Oxy and Enterprise represented 50% and 42%, respectively, of oil and gas revenues. At December 31, 2016, Oxy represented 59% of our accounts receivable and Enterprise represented 32%. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

As of December 31, 2016, we had no amounts outstanding on our Credit Facility. If we draw funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 14, 2017. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position
Kelly Hoffman	58	Chief Executive Officer, Director
David A. Fowler	58	President, Director
Daniel D. Wilson	56	Executive Vice President
William R. Broaddrick	39	Chief Financial Officer
Lloyd T. Rochford	70	Chairman of the Board of Directors
Stanley M. McCabe	84	Director
Anthony B. Petrelli	64	Director
Clayton E. Woodrum	76	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. All of the Board members were re-elected at the Company’s 2016 annual shareholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 58, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, Mr. Hoffman again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman has served as our Chief Executive Officer since January 2013. Mr. Hoffman currently serves as a director of Differential Brands Inc. (NASDAQ: DFBG), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 58, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April 2001, Mr. Fowlerco-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million. Mr. Fowler has served as President of the Company since January 2013.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 56, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. From 1983 to 2012, Mr. Wilson was employed at Breck Operating Corporation (“Breck”), including 22 years as the Vice President and Manager of Operations. He had the responsibility for overseeing the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes. Mr. Wilson has served as Vice President of Operations of the Company since January 2013.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 39, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford as Chief Financial Officer. As a result of the merger transaction between Stanford and Ring, Mr. Broaddrick became Chief Financial Officer of Ring as of July 2012.

In 1999, Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa. Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 70, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

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

Stanley M. McCabe – Director

Mr. McCabe, 84, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and Chief Executive Officer of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded Arena with Mr. Rochford and Mr. McCabe served as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 64, is President, a member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his Bachelors of Science in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 76, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a Partner In Charge of the tax department of a big eight accounting firm to Chief Financial Officer of BancOklahoma Corp. and Bank of Oklahoma. His areas of expertise include business valuation, litigation support (including financial analysis, damage reports, depositions and testimony), estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

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

Compensation Discussion & Analysis

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives, policies and practices with respect to our executive officers; and (3) identifies the elements of compensation for each of the individuals identified in the following table, whom we refer to in this annual report as our “Named Executive Officers” for the fiscal year ending December 31, 2016.

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

In determining 2016 executive compensation, the Compensation Committee considered the outcome of the say-on-pay vote at the most recent annual meeting as supportive of our pay practices and programs. As a result, the Compensation Committee concluded that the 2016 compensation paid to our Named Executive Officers and our overall pay practices did not require changes; although the Compensation Committee will continue to evaluate the Company’s compensation program to ensure competitiveness, the alignment of the Company’s executive compensation with stockholders’ interests and to met other compensation objectives..

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

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to the Company’s stockholders. Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation. Mr. Broaddrick was granted non-qualified stock options in each year from 2012 through 2016.. Messrs. Hoffman, Fowler and Wilson were granted non-qualified stock options in each year from 2013 to 2016.

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

Pension Plans, Non-Qualified Deferred Compensation Plans, Change-In-Control Arrangements and Retirement Plans

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2016.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) (2) ($)	All Other Compensation ($) (3)	Total ($)
Kelly Hoffman,	2016	$175,000	$-	$740,283	$24,000	$929,899
Chief Executive Officer	2015	175,000	-	260,762	24,000	459,762
	2014	175,000	-	196,728	24,000	395,728

David Fowler,	2016	150,000	-	496,650	24,000	661,266
President	2015	150,000	-	260,762	24,000	434,762
	2014	150,000	-	196,728	24,000	370,728

Daniel D. Wilson,	2016	150,000	-	496,477	-	637,266
Executive Vice President	2015	150,000	-	238,167	-	388,167
	2014	150,000	-	163,940	-	313,940

William R. Broaddrick,	2016	125,000	-	398,024	-	514,813
Chief Financial Officer	2015	125,000	-	238,167	-	363,167
	2014	125,000	-	163,940	-	288,940

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards includes the additional fair value of the new options over the original grant.

(3) Other Compensation for Mssrs. Hoffman and Fowler consists of $24,000 in directors fees.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the stock options granted during 2016.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value on Grant Date (1)
Kelly Hoffman	1/13/2016	40,000	$5.25	$9,384
David Fowler	1/13/2016	40,000	5.25	9,384
Daniel D. Wilson	1/13/2016	35,000	5.25	8,211
William R. Broaddrick	1/13/2016	35,000	5.25	8,211
Kelly Hoffman	12/13/2016	50,000	11.75	260,762
David Fowler	12/13/2016	75,000	11.75	260,762
Daniel D. Wilson	12/13/2016	50,000	11.75	238,167
William R. Broaddrick	12/13/2016	40,000	11.75	238,167

(1) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The Fair Value reflected is the additional fair value of the new options over the original grant.

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2016.

Outstanding Equity Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Grant Date	Option Expiration Date
Kelly Hoffman	230,000	-	$2.00	12/01/11	12/01/21
	300,000	200,000	4.50	01/01/13	01/01/23
	15,000	10,000	10.00	12/16/13	12/16/23
	12,000	18,000	8.00	12/01/14	12/01/24
	-	40,000	5.25	01/13/16	01/13/26
	-	75,000	11.75	12/13/16	12/13/26

David Fowler	300,000	200,000	4.50	01/01/13	01/01/23
	15,000	10,000	10.00	12/16/13	12/16/23
	12,000	18,000	8.00	12/01/14	12/01/24
	-	40,000	5.25	01/13/16	01/13/26
	-	50,000	11.75	12/13/16	12/13/26

Daniel D. Wilson	180,000	120,000	4.50	01/01/13	01/01/23
	12,000	8,000	10.00	12/16/13	12/16/23
	10,000	15,000	8.00	12/01/14	12/01/24
	-	35,000	5.25	01/13/16	01/13/26
	-	50,000	11.75	12/13/16	12/13/26

William R. Broaddrick	60,000	-	2.00	12/01/11	12/01/21
	30,000	10,000	4.50	01/01/13	09/01/22
	12,000	8,000	10.00	12/16/13	12/16/23
	10,000	15,000	8.00	12/01/14	12/01/24
	-	35,000	5.25	01/13/16	01/13/26
	-	40,000	11.75	12/13/16	12/13/26

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

There were no option exercises by Named Executive Officers during 2016.

Director Compensation

All directors receive a monthly stipend of $2,000. In 2016, each outside director also received 50,000 stock options with an exercise price of $11.75 per share as an annual bonus. Mr. Rochford received an additional 100,000 stock options with an exercise price of $11.75 per share as additional compensation as Chariman. Additionally, as referenced below, Mssrs. Fowler, Hoffman, Woodrum and Petrelli received 25,000 stock options with an exercise price of $5.25 per share as part of a decision to rescind options granted in December 2015. Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Lloyd T. Rochford	(2)	$24,000	$1,461,797		$-	$1,485,797
Stanley M. McCabe	(3)	24,000	487,266		-	511,266
David A. Fowler	(4)	24,000	496,650	(8)	-	520,650
Kelly Hoffman	(5)	24,000	740,283	(8)	-	764,283
Clayton E. Woodrum	(6)	24,000	487,266	(8)	-	511,266
Anthony B. Petrelli	(7)	24,000	487,266	(8)	-	511,266

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) Lloyd T. Rochford has 315,000 options to purchase Ring stock.

(3) Stanley McCabe has 215,000 options to purchase Ring stock.

(4) David A. Fowler has an aggregate of 655,000 options to purchase Ring stock.

(5) Kelly Hoffman has an aggregate of 900,000 options to purchase Ring stock.

(6) Clayton E. Woodrum has 215,000 options to purchase Ring stock.

(7) Anthony B. Petrelli has 215,000 options to purchase Ring stock.

(8) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards includes the additional fair value of the new options over the original grant.

Compensation Committee Report

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation Committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the NYSE MKT listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2016 the Compensation Committee was comprised of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the NYSE MKT listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item 402(b) of Regulation S-K. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2016, the Compensation Committee was comprised of two directors, Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman. Messrs. Rochford and McCabe are currently serving as the members of the Compensation Committee. Neither of our directors who currently serve as members of our Compensation Committee is, or has at any time in the past been, an officer or employee of the Company or any of its subsidiaries. The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2014 through December 31, 2016, the Company paid an aggregate of $180,000 to Arenaco, LLC.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or Board.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,358,250	$5.90	1,367,150

Equity compensation plans not approved by security holders	-	-	-
Total	3,358,250	$5.90	1,367,150

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 14, 2017, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on 49,116,554 shares outstanding at March 14, 2017.

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

	Shares of Common Stock Beneficially Owned
Name	Number		Percent
Kelly Hoffman	672,546	(1)	1%

David A. Fowler	608,200	(2)	1%

Daniel D. Wilson	384,000	(3)	1%

William R. Broaddrick	219,000	(4)	*

Lloyd T. Rochford	2,136,000	(5)	4%

Stanley M. McCabe	1,917,502	(6)	4%

Anthony B. Petrelli	166,000	(7)	*

Clayton E. Woodrum	137,923	(8)	*

All directors and executive officers as a group (8 persons)	6,241,171	(9)	13%

*	Represents beneficial ownership of less than 1%

(1)	Includes 665,000 shares issuable upon the exercise of stock options that are currently exercisable.
(2)	Includes 433,000 shares issuable upon the exercise of stock options that are currently exercisable.
(3)	Includes 269,000 shares issuable upon the exercise of stock options that are currently exercisable.
(4)	Includes 119,000 shares issuable upon the exercise of stock options that are currently exercisable.
(5)	Includes (i) 126,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,990,000 shares held by a family trust controlled by Mr. Rochford.
(6)	Includes (i) 126,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,646,502 shares held by a family trust controlled by Mr. McCabe.
(7)	Includes 126,000 shares issuable upon the exercise of stock options that are currently exercisable.
(8)	Includes 126,000 shares issuable upon the exercise of stock options that are currently exercisable.
(9)	Includes 1,990,000 shares issuable upon the exercise of stock options that are currently exercisable.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2016, 2015 and 2014, the Company paid an aggregate of $180,000 to Arenaco, LLC for the lease of the office space.

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

The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal years ended December 31, 2014, 2015 and 2016. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. Eide Bailly billed the Company an aggregage of $105,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2015 and the audit of the Company’s financial statements for the year ended December 31, 2015 and an aggregate of $105,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2016 and the audit of the Company’s financial statements for the year ended December 31, 2016.

Audit Related Fees. Eide Bailly billed the Company $19,100 and $21,325, respectively, for the years ended December 31, 2016 and 2015 for services related to the Company’s filing of registration statements and $27,467 in 2015 for property audits in relation to an acquisition.

Tax Fees. Eide Bailly billed the Company $18,250 and $10,000, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2016 and 2015.

All Other Fees. No other fees were billed by Eide Bailly to the Company during 2016 and 2015.

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

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Statements of Cash Flows for the year ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with

2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.5	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.6	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.7	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.8	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.9	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.10	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.11	Third Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	5/20/16
10.12	Development Agreement with Torchlight Energy Resources, Inc.	8-K	001-36057	10.1	10/18/13
10.13	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.14	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy, LP, Buffalo Oil & Gas, LP and Finley Resources, Inc.	8-K	001-36057	2.1	5/22/15
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associated, Inc.					X
23.2	Consent of Williamson Petroleum Consultants, Inc.					X
23.3	Consent of Eide Bailly LLC					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
99.2	Reserve Report of William Petroleum Consultants, Inc.					X
101. INS	XBRL Instance Document	X
101. SCH	XBRL Taxonomy Extension Schema Document	X
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101. LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: March 15, 2017

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 15, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 15, 2017	Date: March 15, 2017

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 15, 2017	Date: March 15, 2017

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 15, 2017	Date: March 15, 2017

RING ENERGY, INC.

F-1

To the Board of Directors and
Stockholders of Ring Energy, Inc.

We have audited the accompanying balance sheets of Ring Energy, Inc. (Ring Energy) as of December 31, 2016, and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Ring Energy’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ring Energy’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

www.eidebailly.com

5 Triad Center, Ste. 750 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EideBailly LLP

Salt Lake City, Utah
March 15, 2017

www.eidebailly.com

5 Triad Center, Ste. 750 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2016	2015
ASSETS
Current Assets
Cash	$71,086,381	$4,431,350
Accounts receivable	3,453,238	2,507,858
Joint interest billing receivable	454,461	1,629,165
Prepaid expenses and retainers	226,835	146,118
Total Current Assets	75,220,915	8,714,491
Properties and Equipment
Oil and natural gas properties subject to amortization	250,133,965	269,590,374
Inventory for property development	1,582,427	-
Fixed assets subject to depreciation	1,549,311	1,539,991
Total Properties and Equipment	253,265,703	271,130,365
Accumulated depreciation, depletion and amortization	(41,347,152)	(29,863,838)
Net Properties and Equipment	211,918,551	241,266,527
Deferred Income Taxes	20,051,908	64,323
Deferred Financing Costs	406,025	820,904
Total Assets	$307,597,399	$250,866,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,099,391	$11,023,269
Other accured liabilities	-	309,898
Total Current Liabilities	9,099,391	11,333,167

Revolving line of credit	-	45,900,000
Asset retirement obligations	7,957,035	7,401,950
Total Liabilities	17,056,426	64,635,117
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares
authorized; 49,113,063 shares and 30,391,942 shares
issued and outstanding, respectively	49,113	30,392
Additional paid-in capital	335,197,845	193,269,034
Retained earnings (accumulated deficit)	(44,705,985)	(7,068,298)
Total Stockholders' Equity	290,540,973	186,231,128
Total Liabilities and Stockholders' Equity	$307,597,399	$250,866,245

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2016	2015	2014

Oil and Gas Revenues	$30,850,248	$31,013,892	$38,089,443

Costs and Operating Expenses
Oil and gas production costs	9,867,800	9,958,380	4,993,166
Oil and gas production taxes	1,504,620	1,468,073	1,760,206
Depreciation, depletion and amortization	11,483,314	15,175,791	11,807,794
Ceiling test impairment	56,513,016	9,312,203	-
Asset retirement obligation accretion	487,182	418,384	154,973
General and administrative expense	8,027,077	7,995,395	6,803,029

Total Costs and Operating Expenses	87,883,009	44,328,226	25,519,168

Income (Loss) from Operations	(57,032,761)	(13,314,334)	12,570,275

Other Income (Expense)
Interest income	56,498	6,984	85,964
Interest expense	(649,009)	(749,134)	-

Net Other Income (Expense)	(592,511)	(742,150)	85,964

Income (Loss) Before Provision for Income Taxes	(57,625,272)	(14,056,484)	12,656,239

(Provision for) Benefit from Income Taxes	19,987,585	5,003,713	(4,235,739)
		.
Net Income (Loss)	$(37,637,687)	$(9,052,771)	$8,420,500

Basic Earnings (Loss) per share	$(0.97)	$(0.32)	$0.34
Diluted Earnings (Loss) per share	$(0.97)	$(0.32)	$0.33

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2013	23,576,313	$23,576	$109,018,165	$(6,436,027)	$102,605,714
Share-based compensation	-	-	2,517,211	-	2,517,211
Options exercised (cashless exercise)	68,547	68	(68)	-	-
Options exercised	70,000	70	214,930	-	215,000
Common stock issued for cash, net	2,000,001	2,000	28,512,686	-	28,514,686
Common stock issued for services	5,000	5	87,045	-	87,050
Common stock issued as consideration
in property acquisitions	14,606	15	182,354	-	182,369
Net income	-	-	-	8,420,500	8,420,500
Balance, December 31, 2014	25,734,467	$25,734	$140,532,323	$1,984,473	$142,542,530
Share-based compensation	-	-	2,566,716	-	2,566,716
Options exercised (cashless exercise)	16,875	17	(17)	-	-
Options exercised	40,000	41	134,759	-	134,800
Common stock issued for cash, net	4,600,000	4,600	50,035,253	-	50,039,853
Net loss	-	-	-	(9,052,771)	(9,052,771)
Balance, December 31, 2015	30,391,342	$30,392	$193,269,034	$(7,068,298)	$186,231,128
Share-based compensation	-	-	2,267,053	-	2,267,053
Options exercised (cashless exercise)	734	-	-	-	-
Options exercised	25,600	26	112,474	-	112,500
Common stock issued for cash, net	18,695,387	18,695	139,549,284	-	139,567,979
Net loss	-	-	-	(37,637,687)	(37,637,687)
Balance, December 31, 2016	49,113,063	$49,113	$335,197,845	$(44,705,985)	$290,540,973

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(37,637,687)	$(9,052,771)	$8,420,500
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	11,483,314	15,175,791	11,807,794
Ceiling test impairment	56,513,016	9,312,203	-
Accretion expense	487,182	418,384	154,973
Share-based compensation	2,267,053	2,566,716	2,517,211
Stock issued for services	-	-	87,050
Deferred income tax expense (benefit)	(19,987,585)	(5,003,713)	4,235,739
Changes in assets and liabilities:
Accounts receivable	229,324	2,163,440	(2,412,061)
Prepaid expenses	334,162	(806,422)	(94,549)
Accounts payable	(2,233,776)	(4,929,884)	9,031,408
Settlement of asset retirement obligation	(240,606)	(446,192)	(39,316)
Net Cash Provided by Operating Activities	11,214,397	9,397,552	33,708,749
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(10,193,927)	(77,902,553)	(15,054,649)
Payments to develop oil and natural gas properties	(26,554,171)	(31,430,355)	(90,160,236)
Purchase of inventory for development	(1,582,427)	-	-
Purchase of equipment, vehicles and leasehold improvements	(9,320)	(330,182)	(951,898)
Net Cash Used in Investing Activities	(38,339,845)	(109,663,090)	(106,166,783)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	7,000,000	45,900,000	-
Proceeds from issuance of common stock	139,567,979	50,039,853	28,514,686
Principal payments on revolving line of credit	(52,900,000)	-	-
Proceeds from option exercise	112,500	134,800	215,000
Net Cash Provided by Financing Activities	93,780,479	96,074,653	28,729,686
Net Increase (Decrease) in Cash	66,655,031	(4,190,885)	(43,728,348)
Cash at Beginning of Period	4,431,350	8,622,235	52,350,583
Cash at End of Period	$71,086,381	$4,431,350	$8,622,235
Supplemental Cash Flow Information
Cash paid for interest	$649,010	$426,742	$-
Noncash Investing and Financing Activities
Stock issued as consideration in property acquisition	$-	$-	$182,369
Asset retirement obligation acquired	-	3,361,634	575,977
Asset retirement obligation incurred during development	308,509	171,635	2,022,445

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $4,181,350 and $70,836,381 at December 31, 2015 and 2016, respectively. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2016 and 2015. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014

Depletion	$11,179,858	$14,889,487	$11,680,537
Depletion rate, per barrel-of-oil-equivalent (BOE)	$12.73	$20.03	$25.20

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

For the years ended December 31, 2016 and 2015, the Company took write downs on oil and gas properties as a result of the ceiling test in the amount of $56,513,016 and $9,312,203, respectively. No impairment was recorded for the year ended December 31, 2014.

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

Depreciation expense was $303,456, $286,304 and $127,257 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal and Kansas income tax returns for the years ended December 31, 2013 through 2016 remain subject to examination. The Company’s franchise tax returns in Texas remain subject to examination for 2012 through 2016. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2016, sales to two customers represented 50% and 42%, respectively of total oil and gas revenues. At December 31, 2016, these two customers made up 59% and 32%, respectively, of accounts receivable. During the year ended December 31, 2015, sales to three customers represented 48%, 23% and 20%, respectively of total sales. At December 31, 2015, these three customers made up 30%, 53% and 0%, respectively, of accounts receivable. During the year ended December 31, 2014, sales to two customers represented 75% and 18% of total sales, respectively. At December 31, 2014, these two customers made up 45% and 37%, respectively, of accounts receivable. The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

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

Stock-based employee compensation incurred for the years ended December 31, 2016, 2015 and 2014 was $2,267,053, $2,566,716 and $2,517,211, respectively.

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity.

Recently Adopted Accounting Pronouncement – In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40.) Its objective is to provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. Certain disclosures are required should substantial doubt exist. This evaluation is performed each annual and interim reporting period to assess conditions or events within one year after the date that the financial statements are issued. This ASU was effective for Ring beginning with the year ended December 31, 2016; however, no additional disclosures as contemplated by this ASU were warranted.

Recently Issued Accounting Pronouncement – In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The guidance seeks to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. Ring adopted this ASU as of January 1, 2017. For recording periods following adoption, Ring will make certain income tax presentation changes, most notably prospectively presenting excess tax benefits as income tax expense in the statements of operations and as operating cash flows in the statements of cash flows. The adoption of this guidance will not have a material impact on the Company’s statement of cash flows.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s statement of cash flows.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. Upon adoption the Company will begin reflect long-term future lease payments as both an asset and a liability on its balance sheet. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. Upon preliminary evaluation, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company does not plan on early adopting the standard. The adoption of this guidance will not have a material impact on the Company’s financial statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2016	2015	2014
Net Income (Loss)	$(37,637,687)	$(9,052,771)	$8,420,500
Basic Weighted-Average Shares Outstanding	38,710,626	28,176,924	24,739,795
Effect of dilutive securities:
Stock options	-	-	1,150,490
Diluted Weighted-Average Shares Outstanding	38,710,626	28,176,924	25,890,285
Basic Earnings (Loss) per Share	$(0.97)	$(0.32)	$0.34
Diluted Earnings (Loss) per Share	$(0.97)	$(0.32)	$0.33

Stock options to purchase 3,358,250, 2,881,150 and 455,500 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the years ended December 31, 2016, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

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

For the years ended December 31,	2015	2014

Oil and Gas Revenues	$37,253,437	$74,303,242
Net Income (Loss)	$(9,097,288)	$18,186,433

Basic Earnings (Loss) per Share	$(0.32)	$0.34
Diluted Earnings (Loss) per Share	$(0.32)	$0.33

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

As of December 31,	2016	2015
Proved oil and natural gas properties	$250,133,965	$269,590,374
Inventory for property development	1,582,427	-
Office equipment	1,549,311	1,539,991
Total capitalized costs	253,265,703	271,130,365
Accumulated depletion, depreciation and amortization	(41,347,152)	(29,863,838)
Net Capitalized Costs	$211,918,551	$241,266,527

Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2016	2015
Acquisition of proved properties	$10,193,927	$81,264,187
Development costs	26,862,680	31,601,990
Total Net Costs Incurred	$37,056,607	$112,866,177

NOTE 5 – REVOLVING LINE OF CREDIT

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2016, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2014, 2015 and 2016 is as follows:

Balance, December 31, 2013	$1,182,410
Liabilities acquired	575,977
Liabilities incurred	2,022,445
Liabilities settled	(39,316)
Accretion expense	154,973
Balance, December 31, 2014	$3,896,489
Liabilities acquired	3,361,634
Liabilities incurred	171,635
Liabilities settled	(446,192)
Accretion expense	418,384
Balance, December 31, 2015	$7,401,950
Liabilities incurred	308,509
Liabilities settled	(240,606)
Accretion expense	487,182
Balance, December 31, 2016	$7,957,035

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share and 50,000,000 shares of Preferred Stock.

Common Stock Issued in Private Offering – In June 2014, the Company closed on an offering of 2,000,001 shares of common stock at $15.00 per share for gross proceeds of $30,000,015. The shares were sold without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) and/or Section 4(a)(5) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for sales of unregistered securities. Offering costs totaled $1,485,328. The Company filed a registration statement with the SEC to register such shares, which was declared effective September 3, 2014.

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

In April 2016, the Company closed on an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option, at $5.60 shares for fross processed of $64,400,000. Total net proceeds from the offering were $61,063,497, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503.

In December 2016, the Company closed on an underwritten public offering of 7,195,387 shares of its common stock, including 670,387 shares sold pursuant to the partial exercise of an over-allotment option, at $11.50 shares for fross processed of $82,746,951. Total net proceeds from the offering were $78,485,787, after deducting underwriting commissions and offering expenses payable by the Company of $4,261,164.

Common Stock Issued for Services – In July 2014, the Company issued 5,000 shares of common stock, valued at $87,050, or $17.41 per share, as compensation for services provided.

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

During 2015, the Company issued a total 56,875 shares of common stock as a result of operation exercises. Of these shares, 16,875 were the result of cashless exercises of 25,000 options. The Company withheld an aggregate of 8,125 shares as a part of the exercise. The remaining 40,000 options were the result of cash exercises for which the Company received the exercise price of $134,800.

During 2016, the Company issued a total of 26,334 shares of common stock as a result of option exercises. Of these shares, 734 were the result of cashless exercises of 900 options. The Company withheld an aggregate of 166 shares as a part of the exercise. The remaining 25,600 options were the result of cash exercises for which the Company received the exercise price of $112,500.

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

NOTE 8 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There were 1,367,150 shares eligible for grant, either as options or as restricted stock, at December 31, 2016.

Employee Stock Options – Following is a table reflecting the issuances during 2014, 2015 and 2016 and their related exercise prices:

Grant date	# of options	Exercise price
April 11, 2014	5,000	$16.99
September 25, 2014	23,000	14.54
October 13, 2014	2,500	13.12
November 18, 2014	45,000	12.79
December 1, 2014	293,000	8.00

April 1, 2015	3,750	$10.89
December 9, 2015	291,000	8.25

January 13, 2016 (1)	241,000	$5.25
May 3, 2016	15,000	6.42
December 13, 2016	582,500	11.75
	1,501,750

(1) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards includes the additional fair value of the new options over the original grant.

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2016, 2015 and 2014 and changes during the years ended December 31, 2016, 2015 and 2014 is as follows:

F-14

	2016		2015		2014
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of the year	2,881,750	$5.07	2,684,500	$4.67	2,647,500	$4.01
Issued	838,500	9.79	294,750	8.28	368,500	9.15
Forfeited or rescinded	(331,400)	8.62	(32,500)	4.47	(177,500)	5.62
Exercised	(26,500)	4.41	(65,000)	3.46	(154,000)	2.90

Outstanding at end of year	3,362,350	$5.90	2,881,750	$5.07	2,684,500	$4.67

Exercisable at end of year	1,722,850	$4.01	1,214,000	$3.85	728,000	$3.22

Weighted average fair value of
options granted during the year		$9.72		$6.55		$7.55

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2016, 2015 and 2014. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2016, 2015 and 2014:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

April 11, 2014	1.58%	6.5	-	114%
September 25, 2014	1.75%	6.5	-	108%
October 13, 2014	1.45%	6.5	-	107%
November 18, 2014	1.66%	6.5	-	106%
December 1, 2014	1.52%	6.5	-	108%

April 1, 2015	1.32%	6.5	-	103%
December 9, 2015	1.64%	6.5	-	100%

January 13, 2016	1.51%	6.5	-	100%
May 3, 2016	1.25%	6.5	-	99%
December 13, 2016	1.92%	6.5	-	96%

As of December 31, 2016, there was $7,246,547 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2016 was $23,872,914. The aggregate intrinsic value of options exercisable at December 31, 2016 was $15,477,634. The year end intrinsic values are based on a December 31, 2016 closing price of $12.99.

Options exercised of 26,500 in 2016, 65,000 in 2015 and 154,000 in 2014 had an aggregate intrinsic value on the date of exercise of $65,089, $476,642 and $2,159,330, respectively.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2016:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
2.00	694,100	4.92	694,100
4.50	1,340,000	5.99	810,000
5.50	25,000	6.20	15,000
7.50	29,000	6.48	17,000
10.00	90,000	6.96	54,000
14.54	20,000	7.73	8,000
8.00	285,000	7.92	114,000
10.89	3,750	8.25	750
8.25	50,000	8.94	10,000
5.25	228,000	9.03	-
6.42	15,000	9.34	-
11.75	582,500	9.95	-

	3,362,350	6.93	1,722,850

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes. Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2016, 2015 or 2014.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is leasing office space from Arenaco, LLC, a company that is owned by two of stockholders’ of the Company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2016, 2015 and 2014, the Company paid $60,000, $60,000 and $60,000, respectively, to this company.

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

Operating leases – The following table summarizes our future estimated office lease payments for periods subsequent to December 31, 2015. The leases pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet that was our former corporate headquarters in Midland, Texas, which we have sublet, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $527,582, $526,658 and $167,120 for the years ended December 31, 2016, 2015 and 2014, respectively. The following table reflects the future minimum lease payments under the operating lease as of December 31, 2016.

Year	Lease Obligation
2017	$552,335
2018	159,300
$711,635

NOTE 11 – INCOME TAXES

For the years ended December 31, 2016, 2015 and 2014, components of our provision for income taxes are as follows:

Provision for Income Taxes	2016	2015	2014
Deferred taxes	$(19,987,585)	$(5,003,713)	$4,235,739
Provision for (Benefit from) Income Taxes	$(19,987,585)	$(5,003,713)	$4,235,739

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2016	2015	2014
Tax at federal statutory rate (34%)	$(19,592,592)	$(4,779,205)	$4,303,121
Non-deductible expenses	2,558	6,599	4,465
Excess tax benefit from stock option exercises	15,055	(89,597)	(595,322)
Adjust prior estimates to tax return	167,526	-	396,061
States taxes, net of Federal benefit	(580,131)	(141,510)	127,414
Effect of tax rates lower than statutory rate	-	-	-
Provision for (Benefit from) Income Taxes	$(19,987,585)	$(5,003,713)	$4,235,739

The net deferred taxes consisted of the following at December 31, 2016 and 2015:

Deferred Taxes:	2016	2015
Deferred tax liabilities
Property and equipment	$10,092,289	$24,398,458

Deferred tax assets
Stock-based compensation	3,814,909	3,066,518
Operating loss and IDC carryforwards	26,329,288	21,396,263
Deferred tax assets	30,144,197	24,462,781
Net deferred income tax liability (asset)	$(20,051,908)	$(64,323)

As of December 31, 2016, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $77.4 million which, if unused, will begin to expire in 2027 and fully expire in 2036.

NOTE 12 – QUARTERLY FINANCIAL DATE (UNAUDITED)

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$5,970,452	$11,204,238	$10,929,771	$9,984,982
Operating Income	1,804,352	4,459,373	2,724,204	3,582,346
Net Income	1,163,689	2,821,738	1,726,469	2,708,604
Basic Net Income Per Share	$0.05	$0.12	$0.07	$0.11
Diluted New Income Per Share	0.05	0.11	0.06	0.10

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,045,701	$8,976,790	$8,629,007	$7,362,394
Operating Income (Loss)	(1,549,389)	1,019,686	(1,473,514)	(11,311,117)
Net Income (Loss)	(975,624)	534,167	(1,138,268)	(7,473,046)
Basic Net Income (Loss) Per Share	$(0.04)	$0.02	$(0.04)	$(0.25)
Diluted New Income (Loss) Per Share	(0.04)	0.02	(0.04)	(0.25)

F-17

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,092,388	$7,104,609	$7,822,543	$9,830,709
Operating Income (Loss)	(23,833,480)	(25,516,087)	(9,121,201)	1,438,007
Net Income (Loss)	(15,275,044)	(15,941,500)	(5,944,137)	(477,006)
Basic Net Income (Loss) Per Share	$(0.50)	$(0.41)	$(0.14)	$(0.01)
Diluted New Income (Loss) Per Share	(0.50)	(0.41)	(0.14)	(0.01)

NOTE 13 – SUBSEQUENT EVENTS

We have evaluated subsequent events after the balance sheet date of December 31, 2016 through the time of filing with the SEC on March 14, 2017, which is the date the financial statements were issued.

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

For the years ended December 31,	2016	2015	2014
Oil and gas sales	$30,850,248	$31,013,392	$38,089,443
Production costs	(9,867,800)	(9,958,380)	(4,993,167)
Production taxes	(1,504,620)	(1,468,073)	(1,760,206)
Depreciation, depletion, amortization and accretion	(11,970,496)	(15,594,175)	(11,962,766)
Ceiling test impairment	(56,513,016)	(9,312,203)	-
General and administrative (exclusive of corporate overhead)	(1,082,360)	(1,242,524)	(660,862)
Results of Oil and Gas Producing Operations	$(50,088,044)	$(6,561,963)	$18,712,442

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

For the Year Ended December 31,	2016		2015
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	22,312,450	12,539,600	10,242,291	988,310
Purchases of minerals in place	-	-	5,561,276	8,775,407
Improved recovery and extensions	3,714,442	2,366,395	8,959,617	3,688,462
Sale of minerals in place	-	-	-	-
Production	(728,051)	(900,089)	(664,611)	(472,508)
Revision of previous estimate	(299,741)	2,448,943	(1,786,123)	(440,071)

End of year	24,999,100	16,454,849	22,312,450	12,539,600

Proved Developed at end of year	7,309,800	9,437,000	6,701,300	8,416,800

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2016	2015
Future cash flows	$1,019,179,570	$1,110,056,990
Future production costs	(318,378,291)	(361,838,780)
Future development costs	(140,511,904)	(127,293,170)
Future income taxes	(150,765,686)	(177,647,356)
Future net cash flows	409,523,689	443,277,684
10% annual discount for estimated timing of cash flows	(249,728,651)	(270,591,243)

Standardized Measure of Discounted Cash Flows	$159,795,038	$172,686,441

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2016	2015
Beginning of the year	$172,686,441	$196,344,992
Purchase of minerals in place	-	121,753,192
Extensions, discoveries and improved recovery, less related costs	42,388,078	215,074,627
Development costs incurred during the year	43,085,217	28,653,794
Sales of oil and gas produced, net of production costs	(19,477,828)	(20,502,195)
Sales of minerals in place	-	-
Accretion of discount	11,995,583	27,688,579
Net changes in price and production costs	(59,100,870)	(308,347,796)
Net change in estimated future development costs	(13,064,453)	14,823,882
Revision of previous quantity estimates	1,619,437	(28,297,019)
Revision of estimated timing of cash flows	(30,342,680)	(137,051,390)
Net change in income taxes	10,006,113	62,545,775

End of the Year	$159,795,038	$172,686,441

