Form 10-Q
period 2017-03-31
RING ENERGY, INC.
filed 2017-05-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

☐ Yes  ☒ No

The registrant has one class of common stock of which 49,166,710 shares were outstanding at May 9, 2017.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2017

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2016. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$55,418,128	$71,086,381
Accounts receivable	4,756,301	3,453,238
Joint interest billing receivable	271,345	454,461
Prepaid expenses and retainers	132,813	226,835
Total Current Assets	60,578,587	75,220,915
Properties and Equipment
Oil and natural gas properties subject to amortization	279,486,903	250,133,965
Inventory for property development	3,711,149	1,582,427
Fixed assets subject to depreciation	1,549,311	1,549,311
Total Properties and Equipment	284,747,363	253,265,703
Accumulated depreciation, depletion and amortization	(44,821,171)	(41,347,152)
Net Properties and Equipment	239,926,192	211,918,551
Deferred Income Taxes	20,308,121	20,051,908
Deferred Financing Costs	338,354	406,025
Total Assets	$321,151,254	$307,597,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,561,210	$9,099,391
Total Current Liabilities	18,561,210	9,099,391

Asset retirement obligations	8,329,654	7,957,035
Total Liabilities	26,890,864	17,056,426
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;49,116,554 shares and 49,113,063 shares outstanding, respectively	49,116	49,113
Additional paid-in capital	336,041,515	335,197,845
Retained loss	(41,830,241)	(44,705,985)
Total Stockholders' Equity	294,260,390	290,540,973
Total Liabilities and Stockholders' Equity	$321,151,254	$307,597,399

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2017	2016

Oil and Gas Revenues	$12,243,793	$6,092,388

Costs and Operating Expenses
Oil and gas production costs	2,705,371	2,490,434
Oil and gas production taxes	583,264	299,271
Depreciation, depletion and amortization	3,474,019	3,394,627
Ceiling test impairment	-	21,412,086
Asset retirement obligation accretion	137,176	109,378
General and administrative expense	2,841,111	2,220,072

Total Costs and Operating Expenses	9,740,941	29,925,868

Gain (Loss) from Operations	2,502,852	(23,833,480)

Other Income (Loss)
Interest expense	-	(415,508)
Interest income	116,679	2,887

Net Other Income (Loss)	116,679	(412,621)

Income (Loss) before tax provision	2,619,531	(24,246,101)

(Provision for) Benefit From Income Taxes	(1,340,250)	8,971,057

Net Income (Loss)	$1,279,281	$(15,275,044)

Basic Income (Loss) per Share	$0.03	$(0.50)
Diluted Income (Loss) per Share	$0.03	$(0.50)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$1,279,281	$(15,275,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,474,019	3,394,627
Ceiling test impairment	-	21,412,086
Accretion expense	137,176	109,378
Share-based compensation	991,210	584,325
Deferred income tax provision (benefit)	923,390	(8,971,057)
Excess tax deficiency (benefit) related to share-based compensation	416,860	-
Changes in assets and liabilities:
Accounts receivable	(1,119,947)	904,886
Prepaid expenses and retainers	161,693	187,298
Accounts payable	4,761,819	(4,086,181)
Settlement of asset retirement obligation	(8,929)	(1,344)
Net Cash Provided by (Used in) Operating Activities	11,016,572	(1,741,026)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(3,924,404)	(643,116)
Payments to develop oil and natural gas properties	(19,796,719)	(3,258,542)
Purchase of inventory for development	(2,816,165)	-
Net Cash Used in Investing Activities	(26,537,288)	(3,901,658)
Cash Flows From Financing Activities
Amounts paid for registration statement for future offerings	(147,537)	-
Proceeds from issuance of notes payable	-	5,000,000
Proceeds from option exercise	-	22,500
Net Cash Provided by (Used in) Financing Activities	(147,537)	5,022,500
Net Decrease in Cash	(15,668,253)	(620,184)
Cash at Beginning of Period	71,086,381	4,431,350
Cash at End of Period	$55,418,128	$3,811,166
Supplemental Cash Flow Information
Cash paid for interest	$-	$352,662
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$244,372	$39,247
Use of inventory in property development	$687,443	$-
Capitalized expenditures attributable to drilling projects financed through current liabilities	$4,700,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2017. During the three months ended March 31, 2017, sales to two customers represented 61% and 34%, respectively, of the Company’s oil and gas revenues. At March 31, 2017, these two customers made up 73% and 24%, respectively, of the Company’s accounts receivable.

Approximately 95% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2017. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Amortization expense for the three months ended March 31, 2017, was $3,474,019 based on depletion at the rate of $13.09 per barrel of oil equivalent compared to $3,394,627 for the three months ended March 31, 2016, based on depletion at the rate of $14.16 per barrel of oil equivalent. These amounts include $72,705 of depreciation for the three months ended March 31, 2017, compared to $78,878 of depreciation for the three months ended March 31, 2016.

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

During the three months ended March 31, 2016, the Company recorded a $21,412,086 non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected as Ceiling test impairment in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2017.

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

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or stockholders’ equity.

Recently Adopted Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718.) The guidance seeks to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. Ring adopted this ASU as of January 1, 2017. The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463. The Company will use the prospective method to account for current period and future excess tax benefit. For the three months ended March 31, 2017, this resulted in an adjustment of $416,860 to our income tax provision. The Company has also elected to continue to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

Recent Accounting Pronouncements – In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s statement of cash flows.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2017	2016
Net Income (Loss)	$1,279,281	$(15,275,044)
Basic Weighted-Average Shares Outstanding	49,114,731	30,394,360
Effect of dilutive securities:
Stock options	1,299,704	-
Diluted Weighted-Average Shares Outstanding	50,414,435	30,394,360
Basic Income (Loss) per Share	$0.03	$(0.50)
Diluted Income (Loss) per Share	$0.03	$(0.50)

Stock options to purchase 602,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2017, as their effect would have been anti-dilutive. Stock options to purchase 2,876,150 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2016, as their effect would have been anti-dilutive.

RING ENERGY, INC.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

Balance, December 31, 2016	$7,957,035
Liabilities incurred	244,372
Liabilities settled	(8,929)
Accretion expense	137,176
Balance, March 31, 2017	$8,329,654

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

During the three months ended March 31, 2016, the Company issued 5,000 shares of common stock as the result of an option exercise. The Company received the exercise price of $4.50 per share for an aggregate amount of $22,500.

During the three months ended March 31, 2017, the Company issued 3,491 shares of common stock as the result of the cashless exercise of 4,100 options. The exercise price of the options was $2.00 per share. The Company retained 609 shares of common stock valued at $13.47 for an aggregate of $8,200 as the exercise price.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three months ended March 31, 2017, was $991,210 as compared to $584,325 for the three months ended March 31, 2016. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2017, there were 1,367,150 shares remaining eligible for issuance under the plan.

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

There were no options granted during the three months ended March 31, 2017.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of March 31, 2017, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2016	3,362,350	$5.90
Exercised	(4,100)	2.00
Outstanding, March 31, 2017	3,358,250	$5.90	6.7 Years	$17,125,840
Exercisable, March 31, 2017	2,029,350	$4.11	5.6 Years

The intrinsic value was calculated using the closing price on March 31, 2017 of $10.82. As of March 31, 2017, there was $6,317,761 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the three months ended March 31, 2017, was $47,027.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and our interim unaudited financial statements and accompanying notes to these financial statements.

Results of Operations – For the Three Months Ended March 31, 2017 and 2016

Oil and natural gas sales. For the three months ended March 31, 2017, oil and natural gas sales revenue increased $6,151,405 to $12,243,793, compared to $6,092,388 for the same period during 2016. Oil sales increased $6,109,386 and natural gas sales increased $42,019. Increased oil sales volumes and higher oil and natural gas prices were the reasons for these increases. For the three months ended March 31, 2017, oil sales volume increased 48,882 barrels to 240,260 barrels, compared to 191,378 barrels for the same period in 2016. The average realized per barrel oil price increased 67% from $29.20 for the three months ended March 31, 2016, to $48.69 for the three months ended March 31, 2017. For the three months ended March 31, 2017, gas sales volume decreased 88,399 thousand cubic feet (MCF) to 168,349 MCF, compared to 256,748 MCF for the same period in 2016. The average realized natural gas price per MCF increased 65% from $1.97 for the three months ended March 31, 2016, to $3.25 for the three months ended March 31, 2017.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,490,434 or $10.64 per barrel of oil equivalent (BOE) for the three months ended March 31, 2016, to $2,705,371 or $10.08 per BOE for the three months ended March 31, 2017. In total, lease operating expenses increased primarily as a result of drilling activity between the periods. On a per BOE basis, lease operating expenses decreased primarily as a result of increased production and improved efficiencies.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2016, and remained steady at 5% for the three months ended March 31, 2017. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas or Kansas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $79,392 to $3,474,019 for the three months ended March 31, 2017, compared to $3,394,627 during the same period in 2016. The increase was the result of higher production volumes, partially offset by a lower depletion rate per BOE, as compared to the same period in 2016.

Ceiling Test Write-Down.    The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended March 31, 2017. The Company recorded a $21,412,086 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended March 31, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at March 31, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses increased $621,039 to $2,841,111 for the three months ended March 31, 2017, as compared to $2,220,072 for the three months ended March 31, 2016. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase between periods was primarily the result of increased stock based compensation.

Net income (loss). For the three months ended March 31, 2017, we showed net income of $1,279,281 as compared to a net loss of $15,275,044 for the three months ended March 31, 2016. The primary reasons were increased revenues, resulting from higher sales volumes and higher prices, as well as not incurring a ceiling test write down during 2017 as occurred in 2016.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2017, the Company had cash on hand of $55,418,128, compared to $71,086,381 as of December 31, 2016. The Company had net cash provided by operating activities for the three months ended March 31, 2017, of $11,016,572, compared to cash used in operating activities of $1,741,026 for the same period of 2016. The other most significant cash inflows during the three months ended March 31, 2016 was proceeds from issuance of notes payable of $5,000,000. The most significant cash outflows during the three months ended March 31, 2017 and 2016 were capital expenditures of $31,237,288 and $3,901,658, respectively.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2017, ranged from a low of $44.10 per barrel to a high of $51.61 per barrel. Natural gas prices we received during the same period ranged from a low of $1.86 per Mcf to a high of $5.08 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of March 31, 2017, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $4.8 million at March 31, 2017) and through receivables from our joint interest partners (approximately $271 thousand at March 31, 2017). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2017, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) 61% and 34% of oil and gas revenues, respectively. For the three month period ended March 31, 2017, Oxy and Enterprise represented 73% and 24% of our accounts receivable, respectively.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

In December 2016, the Company closed an underwritten public offering of 7,195,387 shares of its common stock, including 670,387 shares sold pursuant to the partial exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $11.50 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were approximately $82.7 million, and the Company’s net proceeds from the offering were approximately $78.5 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $4.3 million.  The $4.3 million in offering costs and expenses included approximately $4.1 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $2 million and related interest outstanding under its Credit Facility and has used approximately $28.4 in properties acquisition or leasing and development.

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

Ring Energy, Inc.

Date: May 9, 2017	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

