Form 10-Q
period 2017-06-30
RING ENERGY, INC.
filed 2017-08-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ☒ No

The registrant has one class of common stock of which 54,145,901 shares were outstanding at August 8, 2017.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2017

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$12,136,378	$71,086,381
Accounts receivable	8,010,885	3,453,238
Joint interest billing receivable	845,448	454,461
Prepaid expenses and retainers	419,796	226,835
Total Current Assets	21,412,507	75,220,915
Properties and Equipment
Oil and natural gas properties subject to amortization	335,043,354	250,133,965
Inventory for property development	1,877,327	1,582,427
Fixed assets subject to depreciation	1,735,910	1,549,311
Total Properties and Equipment	338,656,591	253,265,703
Accumulated depreciation, depletion and amortization	(49,957,597)	(41,347,152)
Net Properties and Equipment	288,698,994	211,918,551
Deferred Income Taxes	19,549,961	20,051,908
Deferred Financing Costs	270,684	406,025
Total Assets	$329,932,146	$307,597,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,523,864	$9,099,391
Total Current Liabilities	24,523,864	9,099,391

Asset retirement obligations	8,434,710	7,957,035
Total Liabilities	32,958,574	17,056,426
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 49,168,243 shares and 49,113,063 shares outstanding, respectively	49,168	49,113
Additional paid-in capital	336,843,882	335,197,845
Retained loss	(39,919,478)	(44,705,985)
Total Stockholders' Equity	296,973,572	290,540,973
Total Liabilities and Stockholders' Equity	$329,932,146	$307,597,399

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Oil and Gas Revenues	$14,503,309	$7,104,609	$26,747,102	$13,196,997

Costs and Operating Expenses
Oil and gas production costs	3,514,375	2,200,109	6,219,746	4,690,543
Oil and gas production taxes	691,174	344,035	1,274,438	643,306
Depreciation, depletion and amortization	5,136,426	2,579,201	8,610,445	5,973,828
Ceiling test impairment	-	25,451,988	-	46,864,074
Accretion expense	173,573	124,976	310,749	234,354
General and administrative expense	2,366,149	1,920,387	5,207,260	4,140,459

Total Costs and Operating Expenses	11,881,697	32,620,696	21,622,638	62,546,564

Income (Loss) from Operations	2,621,612	(25,516,087)	5,124,464	(49,349,567)

Other Income
Interest expense	-	(86,538)	-	(502,046)
Interest income	47,311	74,166	163,990	77,053

Net Other Income	47,311	(12,372)	163,990	(424,993)

Income (Loss) before tax provision	2,668,923	(25,528,459)	5,288,454	(49,774,560)

(Provision For) Benefit From Income Taxes	(758,160)	9,586,959	(2,098,410)	18,558,016

Net Income (Loss)	$1,910,763	$(15,941,500)	$3,190,044	$(31,216,544)

Basic Earnings (Loss) per Share	$0.04	$(0.41)	$0.06	$(0.90)
Diluted Earnings (Loss) per Share	$0.04	$(0.41)	$0.06	$(0.90)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$3,190,044	$(31,216,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,610,445	5,973,828
Ceiling test impairment	-	46,864,074
Accretion expense	310,749	234,354
Share-based compensation	1,803,292	1,091,967
Deferred income tax provision (benefit)	1,787,513	(18,558,015)
Excess tax deficiency (benefit) related to share-based compensation	310,897	-
Changes in assets and liabilities:
Accounts receivable	(4,948,634)	417,610
Prepaid expenses and retainers	(57,620)	3,475
Accounts payable	7,424,473	(7,778,590)
Settlement of asset retirement obligation	(309,511)	(1,344)
Net Cash Provided by (Used in) Operating Activities	18,121,648	(2,969,185)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(24,727,390)	(1,804,590)
Payments to develop oil and natural gas properties	(49,184,297)	(6,616,360)
Purchase of inventory for development	(2,816,165)	-
Purchase of equipment, vehicles and leasehold improvements	(186,599)	-
Net Cash Used in Investing Activities	(76,914,451)	(8,420,950)
Cash Flows From Financing Activities
Amounts paid for registration statement for future offerings	(157,200)	-
Proceeds from issuance of common stock	-	61,074,997
Proceeds from issuance of notes payable	-	5,000,000
Principal payments on revolving line of credit	-	(50,900,000)
Proceeds from option exercise	-	112,500
Net Cash Provided by (Used in) Financing Activities	(157,200)	15,287,497
Net Decrease in Cash	(58,950,003)	3,897,362
Cash at Beginning of Period	71,086,381	4,431,350
Cash at End of Period	$12,136,378	$8,328,712
Supplemental Cash Flow Information
Cash paid for interest	$-	$468,777
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$476,437	$87,059
Use of inventory in property development	2,521,265	-
Capitalized expenditures attributable to drilling projects financed through current liabilities	8,000,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2017. During the six months ended June 30, 2017, sales to two customers represented 68% and 27%, respectively, of the Company’s oil and gas revenues. At June 30, 2017, these two customers made up 86% and 11%, respectively, of the Company’s accounts receivable.

Approximately 91% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at June 30, 2017. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2017, was $5,136,426 and $8,610,445, respectively, based on depletion at the rate of $4.97 per barrel of oil equivalent compared to $2,579,201 and $5,973,828, respectively, for the three and six months ended June 30, 2016, based on depletion at the rate of $12.85 per barrel of oil equivalent. These amounts include $76,773 and $149,478, respectively, of depreciation for the three and six months ended June 30, 2017 compared to $78,878 and $157,756, respectively, of depreciation for the three and six months ended June 30, 2016, respectively.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three or six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recorded $25,451,988 and $46,864,074, respectively, non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected as Ceiling test impairment in the accompanying Statements of Operations.

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

Recently Adopted Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718.) The guidance seeks to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. Ring adopted this ASU as of January 1, 2017. The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463. The Company will use the prospective method to account for current period and future excess tax benefit. For the three and six months ended June 30, 2017, this resulted in a decrease of $105,963 and an increase of $310,897, respectively, to our income tax provision. The Company has also elected to continue to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. Upon adoption the Company will begin reflecting long-term future lease payments as both an asset and a liability on its balance sheet. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or of a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company does not plan on early adopting the standard. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

Stock options to purchase 582,500 and 602,500 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2017, respectively, as their effect would have been anti-dilutive. Stock options to purchase 2,766,600 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2016, as their effect would have been anti-dilutive.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$1,910,763	$(15,941,500)	$3,190,044	$(31,216,544)
Basic Weighted-Average Shares Outstanding	49,156,895	38,625,307	49,135,929	34,509,833
Effect of dilutive securities:
Stock options	1,317,502	-	1,298,561	-
Diluted Weighted-Average Shares Outstanding	50,474,397	38,625,307	50,434,490	34,509,833
Basic Earnings (Loss) per Share	$0.04	$(0.41)	$0.06	$(0.90)
Diluted Earnings (Loss) per Share	$0.04	$(0.41)	$0.06	$(0.90)

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2017, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

Balance, December 31, 2016	$7,957,035
Liabilities incurred	476,437
Liabilities settled	(309,511)
Accretion expense	310,749
Balance, June 30, 2017	$8,434,710

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

During the six months ended June 30, 2017, the Company issued 55,180 shares of common stock as the result of option exercises. The following table presents the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
	4,100	2.00	3,491	609	13.47	8,200.00
	60,000	2.00	50,156	9,844	12.19	120,000.00
	200	8.00	116	84	13.75	1,600.00
	1,500	10.89	1,188	312	13.75	16,335.00
	600	5.25	229	371	13.75	3,150.00

Totals	66,400		55,180	11,220		149,285.00
Average		2.25			13.31

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2017, was $812,082 and $1,803,292, respectively, as compared to $507,642 and $1,091,967, respectively, for the three and six months ended June 30, 2016. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2017, there were 1,378,600 shares remaining eligible for issuance under the plan.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the six months ended June 30, 2016:

2016
Weighted-average volatility	100%
Expected dividends	0
Expected term (in years)	6.5
Risk-free interest rate	1.51%

There were no options granted during the six months ended June 30, 2017.

A summary of the stock option activity as of June 30, 2017, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2016	3,362,350	$5.90
Exercised	(66,400)	$2.25
Forfeited	(11,450)	$10.12
Outstanding, June 30, 2017	3,284,500	$5.96	6.5 Years	$23,161,325
Exercisable, June 30, 2017	1,976,800	$4.18	5.4 Years

The intrinsic value was calculated using the closing price on June 30, 2017 of $13.00. As of June 30, 2017, there was $5,433,037 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.5 years. The total intrinsic value of options exercised during the six months ended June 30, 2017, was $668,967.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 21, 2017, the Company completed an underwritten public offering of 4,977,658 shares of the Company’s common stock at a public offering price of $12.50 per share. The total gross proceeds from the offering were approximately $62.2 million, before deducting the underwriting discount and other estimated offering expenses, and the net proceeds from the offering were approximately $59.2 million. The offer and sale of the Common Stock is registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement on Form S-3 (File No. 333-215909) (the “Shelf Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on February 14, 2017.

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

Results of Operations – For the Three Months Ended June 30, 2017 and 2016

Oil and natural gas sales. For the three months ended June 30, 2017, oil and natural gas sales revenue increased $7,398,700 to $14,503,309, compared to $7,104,609 for the same period during 2016. Oil sales increased $7,258,183 and natural gas sales increased $140,518. For the three months ended June 30, 2017, oil sales volume increased 145,476 barrels to 306,402 barrels, compared to 160,925 barrels for the same period in 2016. The average realized per barrel oil price increased 10% from $41.22 for the three months ended June 30, 2016, to $45.34 for the three months ended June 30, 2017. For the three months ended June 30, 2017, gas sales volume decreased 11,948 thousand cubic feet (MCF) to 190,044 MCF, compared to 201,992 MCF for the same period in 2016. The average realized natural gas price per MCF increased 38% from $2.33 for the three months ended June 30, 2016, to $3.22 for the three months ended June 30, 2017.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,200,109 or $11.31 per barrel of oil equivalent (BOE) for the three months ended June 30, 2016, to $3,514,375 or $10.40 per BOE for the three months ended June 30, 2017. On a per BOE basis, operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2016, and remained steady at 5% for the three months ended June 30, 2017. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,557,225 to $5,136,426 for the three months ended June 30, 2017, compared to $2,579,201 during the same period in 2016. The increase was primarily a result of higher production volumes.

Ceiling Test Write-Down.    The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended June 30, 2017.The Company recorded a $25,451,988 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended June 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses increased $445,762 to $2,366,149 for the three months ended June 30, 2017, as compared to $1,920,387 for the three months ended June 30, 2016. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. The increase in total general and administrative expenses primarily resulted from an increase in the stock based compensation between periods.

Net income (loss). For the three months ended June 30, 2017, we showed a net gain of $1,910,763 as compared to a net loss of $15,941,500 for the three months ended June 30, 2016. This change primarily resulted from not having a ceiling test write down in 2017 and increased revenues from increased sales volumes, as a result of our development activity.

Results of Operations – For the Six Months Ended June 30, 2016 and 2015

Oil and natural gas sales. For the six months ended June 30, 2017, oil and natural gas sales revenue increased $13,550,105 to $26,747,102, compared to $13,196,997 for the same period during 2016. Oil sales increased $13,367,569 and natural gas sales increased $182,536. For the six months ended June 30, 2017, oil sales volume increased 194,359 barrels to 546,662 barrels, compared to 352,303 barrels for the same period in 2016. The average realized per barrel oil price increased 35% from $34.69 for the six months ended June 30, 2016 to $46.81 for the six months ended June 30, 2017. For the six months ended June 30, 2017, gas sales volume decreased 100,347 thousand cubic feet (MCF) to 358,393 MCF, compared to 458,740 MCF for the same period in 2016. The average realized natural gas price per MCF increased 52% from $2.13 for the six months ended June 30, 2016 to $3.23 for the six months ended June 30, 2017.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,690,543 or $10.94 per barrel of oil equivalent (BOE) for the six months ended June 30, 2016 to $6,219,746 or $10.26 per BOE for the six months ended June 30, 2017. On a per BOE basis, operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2016 and remained steady at 5% for the six months ended June 30, 2017. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,636,617 to $8,610,445 for the six months ended June 30, 2017, compared to $5,973,828 during the same period in 2016. The increase was primarily a result of higher production volumes.

Ceiling Test Write-Down.    The Company did not have any write-downs related to the full cost ceiling limitation during the six months ended June 30, 2017. The Company recorded a $46,864,074 non-cash write-down of the carrying value of its proved oil and natural gas properties for the six months ended June 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses increased by $1,066,801 to $5,207,260 for the six months ended June 30, 2017, compared to $4,140,459 during the same period in 2016. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase in total general and administrative expenses primarily resulted from an increase in the stock based compensation between periods was the primary reason behind the increase in total.

Net income (loss). For the six months ended June 30, 2017, we showed a net gain of $3,190,044 as compared to a net loss of $31,216,544 for the six months ended June 30, 2016. This change primarily resulted from not having a ceiling test write down in 2017 and increased revenues from increased sales volumes, as a result of our development activity.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2017, the Company had cash on hand of $12,136,378, compared to $71,086,381 as of December 31, 2016. The Company had net cash provided by operating activities for the six months ended June 30, 2017, of $18,121,648, compared to cash used in operating activities of $2,969,185 for the same period of 2016. The other most significant cash inflows during the six months ended June 30, 2016 were proceeds from issuance of common stock of $61,074,997 and proceeds from issuance of notes payable of $5,000,000. The most significant cash outflows during the six months ended June 30, 2017 and 2016 were capital expenditures of $76,914,451 and $8,420,950, respectively and payment on the revolving line of credit of $50,900,000 in 2016.

Availability of Capital Resources under Credit Facility

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2017, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

Capital Resources for Future Acquisition and Development Opportunities

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of June 30, 2017, the Company had no amounts outstanding under its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the six month period ended June 30, 2017, ranged from a low of $39.69 per barrel to a high of $51.61 per barrel. Natural gas prices we received during the same period ranged from a low of $1.43 per Mcf to a high of $5.08 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of June 30, 2017, the Company has not entered into any hedging or derivative instruments for our expected oil and natural gas production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $8.0 million at June 30, 2017) and through receivables from our joint interest partners (approximately $845 thousand at June 30, 2017). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2017, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represent 68% and 27% of oil and gas revenues, respectively. For the six month period ended June 30, 2017, Oxy and Enterprise represented 86% and 11% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

In December 2016, the Company closed an underwritten public offering of 7,195,387 shares of its common stock, including 670,387 shares sold pursuant to the partial exercise of an over-allotment option previously granted by the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-200324), which was declared effective by the Securities and Exchange Commission on December 3, 2014.  The shares were sold at the public offering price of $11.50 per share.  SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers. The gross proceeds from the offering were approximately $82.7 million, and the Company’s net proceeds from the offering were approximately $78.5 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $4.3 million.  The $4.3 million in offering costs and expenses included approximately $4.1 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.  Out of the proceeds of the offering, the Company paid all principal of $2 million and related interest outstanding under its Credit Facility and used the remaining $76.5 in properties acquisition or leasing and development.

On July 21, 2017, the Company closed an underwritten public offering of 4,977,658 shares of its common stock, including 477,658 sold pursuant to the exercise of an over-allotment option previously granted to the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-215909), which was declared effective by the SEC on February 14, 2017. The shares were sold at the public offering price of $12.50 per share. SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers in the offering, and Capital One Securities, Inc., Euro Pacific Capital Inc., IBERIA Capital Partners L.L.C., Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Roth Capital Partners acted as co-managers for the offering. The gross proceeds from the offering were approximately $62.2 million, and the Company’s net proceeds from the offering were approximately $59.2 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $3 million.  The $3 million in offering costs and expenses included approximately $2.8 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner.

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

Ring Energy, Inc.

Date: August 8, 2017	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

