Form 10-Q
period 2017-09-30
RING ENERGY, INC.
filed 2017-11-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

☐ Yes    ☒ No

The registrant has one class of common stock of which 54,145,901 shares were outstanding at November 7, 2017.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2017

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$40,876,153	$71,086,381
Accounts receivable	7,634,987	3,453,238
Joint interest billing receivable	877,246	454,461
Prepaid expenses and retainers	327,112	226,835
Total Current Assets	49,715,498	75,220,915
Properties and Equipment
Oil and natural gas properties subject to amortization	373,837,454	250,133,965
Inventory for property development	1,033,806	1,582,427
Fixed assets subject to depreciation	1,858,528	1,549,311
Total Properties and Equipment	376,729,788	253,265,703
Accumulated depreciation, depletion and amortization	(54,780,641)	(41,347,152)
Net Properties and Equipment	321,949,147	211,918,551
Deferred Income Taxes	18,180,259	20,051,908
Derivative Assets	65,828	-
Deferred Financing Costs	203,013	406,025
Total Assets	$390,113,745	$307,597,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,225,911	$9,099,391
Asset retirement obligations	414,000	-
Total Current Liabilities	21,639,911	9,099,391

Asset retirement obligations	8,205,194	7,957,035
Total Liabilities	29,845,105	17,056,426
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized;
54,145,901 shares and 49,113,063 shares outstanding, respectively	54,146	49,113
Additional paid-in capital	397,060,212	335,197,845
Retained loss	(36,845,718)	(44,705,985)
Total Stockholders' Equity	360,268,640	290,540,973
Total Liabilities and Stockholders' Equity	$390,113,745	$307,597,399

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Oil and Gas Revenues	$16,643,930	$7,822,543	$43,391,032	$21,019,540

Costs and Operating Expenses
Oil and gas production costs	4,261,923	2,329,228	10,481,669	7,019,771
Oil and gas production taxes	787,777	389,029	2,062,215	1,032,335
Depreciation, depletion and amortization	4,823,044	2,568,153	13,433,489	8,541,981
Ceiling test impairment	-	9,648,942	-	56,513,016
Accretion expense	109,974	125,813	420,723	360,167
General and administrative expense	2,369,131	1,882,579	7,576,391	6,023,038

Total Costs and Operating Expenses	12,351,849	16,943,744	33,974,487	79,490,308

Income (Loss) from Operations	4,292,081	(9,121,201)	9,416,545	(58,470,768)

Other Income (Expense)
Interest expense	-	(95,864)	-	(597,910)
Interest income	85,553	6,417	249,543	83,470
Gain on change in fair value of derivatives	65,828	-	65,828	-

Net Other Income (Expense)	151,381	(89,447)	315,371	(514,440)

Income (Loss) before tax provision	4,443,462	(9,210,648)	9,731,916	(58,985,208)

(Provision For) Benefit From Income Taxes	(1,369,702)	3,266,511	(3,468,112)	21,824,527

Net Income (Loss)	$3,073,760	$(5,944,137)	$6,263,804	$(37,160,681)

Basic Earnings (Loss) per Share	$0.06	$(0.14)	$0.12	$(1.00)
Diluted Earnings (Loss) per Share	$0.06	$(0.14)	$0.12	$(1.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$6,263,804	$(37,160,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	13,433,489	8,541,981
Ceiling test impairment	-	56,513,016
Accretion expense	420,723	360,167
Share-based compensation	2,763,007	1,647,554
Deferred income tax provision (benefit)	3,383,131	(21,824,526)
Excess tax deficiency (benefit) related to share-based compensation	84,981	-
Change in fair value of derivative instruments	(65,828)	-
Changes in assets and liabilities:
Accounts receivable	(4,604,534)	560,467
Prepaid expenses and retainers	102,735	162,726
Accounts payable	7,126,520	(3,897,613)
Settlement of asset retirement obligation	(605,432)	(7,817)
Net Cash Provided by Operating Activities	28,302,596	4,895,274
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(26,915,783)	(6,154,997)
Payments to develop oil and natural gas properties	(87,576,052)	(16,190,471)
Purchase of inventory for development of oil and gas properties	(2,816,165)	-
Purchase of equipment, vehicles and leasehold improvements	(309,217)	(9,320)
Net Cash Used in Investing Activities	(117,617,217)	(22,354,788)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	59,104,393	61,064,671
Proceeds from issuance of notes payable	-	5,000,000
Principal payments on revolving line of credit	-	(50,900,000)
Proceeds from option exercise	-	112,500
Net Cash Provided by Financing Activities	59,104,393	15,277,171
Net Decrease in Cash	(30,210,228)	(2,182,343)
Cash at Beginning of Period	71,086,381	4,431,350
Cash at End of Period	$40,876,153	$2,249,007
Supplemental Cash Flow Information
Cash paid for interest	$-	$564,640
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$846,868	$248,487
Use of inventory in property development	3,364,786	-
Capitalized expenditures attributable to drilling projects financed through current liabilities	5,000,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Derivative Instruments and Hedging Activities – The Company can periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three and nine months ended September 30, 2017, the change in fair value resulted in the recognition of a gain of $65,828 on derivative contracts.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2017. During the nine months ended September 30, 2017, sales to two customers represented 73% and 23%, respectively, of the Company’s oil and gas revenues. At September 30, 2017, these two customers made up 85% and 11%, respectively, of the Company’s accounts receivable.

Approximately 90% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at September 30, 2017. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2017, was $4,823,044 and $13,433,489, respectively, based on depletion at the rate of $12.46 per barrel of oil equivalent compared to $2,568,153 and $8,541,981, respectively, for the three and nine months ended September 30, 2016, based on depletion at the rate of $11.72 per barrel of oil equivalent. These amounts include $83,445 and $232,923, respectively, of depreciation for the three and nine months ended September 30, 2017, compared to depreciation of $71,666 and $229,422 for the three and nine months ended September 30, 2016, respectively.

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

The Company did not have any write-downs related to the full cost ceiling limitation during the three or nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recorded $9,648,942 and $56,513,016, respectively, non-cash write-down of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations, which is reflected as Ceiling test impairment in the accompanying Statements of Operations.

Equipment, vehicles and leasehold improvements – Office equipment is valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation is calculated using the straight-line method based upon an estimated useful life of 5 to 7 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors, officers and employees, which are described more fully in Note 8. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

Recently Adopted Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718.) The guidance seeks to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. Ring adopted this ASU as of January 1, 2017. The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463. The Company will use the prospective method to account for current period and future excess tax benefit. For the three and nine months ended September 30, 2017, this resulted in a decrease of $225,916 and an increase of $84,981, respectively, to our income tax provision. The Company has also elected to continue to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or of a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company does not plan on early adoption of the standard. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$3,073,760	$(5,944,137)	$6,263,804	$(37,160,681)
Basic Weighted-Average Shares Outstanding	53,009,696	41,917,061	50,441,375	36,996,932
Effect of dilutive securities:
Stock options	1,357,952	-	1,318,734	-
Diluted Weighted-Average Shares Outstanding	54,367,648	41,917,061	51,760,109	36,996,932
Basic Earnings (Loss) per Share	$0.06	$(0.14)	$0.12	$(1.00)
Diluted Earnings (Loss) per Share	$0.06	$(0.14)	$0.12	$(1.00)

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options to purchase 576,000 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2017, as their effect would have been anti-dilutive. Stock options to purchase 2,780,600 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2016, as their effect would have been anti-dilutive.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to fluctuations in crude oil and natural gas prices on its production. We can utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of our future domestic oil and natural gas production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, their use also may limit future income from favorable commodity price movements.

On September 25, 2017, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades are for 1,000 barrels of oil per day.  For the period of October 1, 2017 through December 31, 2017, the put price is $49.00 and the call price is $55.35.  For the period of January 1, 2018 through December 31, 2018, the put price is $49.00 and the call price is $54.60.

Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying balance sheets. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income in the accompanying statements of operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2017, 100% of our volumes subject to derivative instruments are with lenders under our credit facility.

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. We continue to evaluate our inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is our policy to assume that the transfer occurred at the date of the event or change in circumstances that caused the transfer.

The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing commodity futures pricing for the underlying commodities provided by a reputable third party, a Level 2 fair value measurement.

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017

Oil and gas derivative contracts	$-	$65,828	$-	$65,828

Total	$-	$65,828	$-	$65,828

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2017, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

NOTE 6 – ASSET RETIREMENT OBLIGATION

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

Balance, December 31, 2016	$7,957,035
Liabilities incurred	846,868
Liabilities settled	(605,432)
Accretion expense	420,723
Balance, September 30, 2017	$8,619,194

It is anticipated that 23 wells will be plugged within the next 12 months at an average cost of $18,000 per well for an aggregate of $414,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

During the nine months ended September 30, 2016, the Company issued 25,000 shares of common stock as the result of option exercises. The options exercised had an exercise price of $4.50 per share. The Company received an aggregate amount of $112,500 as a result of the option exercises.

Also during the nine months ended September 30, 2016, the Company issued 395 shares of common stock as the result of the cashless exercise of the 500 options with an exercise price of $2.00 per share. The Company withheld 105 shares, valued at $1,000 or an average of $9.52 per share.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2017, the Company issued 55,180 shares of common stock as the result of option exercises. The following table presents the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
	4,100	2.00	3,491	609	13.47	8,200.00
	60,000	2.00	50,156	9,844	12.19	120,000.00
	200	8.00	116	84	13.75	1,600.00
	1,500	10.89	1,188	312	13.75	16,335.00
	600	5.25	229	371	13.75	3,150.00

Totals	66,400		55,180	11,220		149,285.00
Average		2.25			13.31

NOTE 8 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2017, was $959,715 and $2,763,007, respectively, as compared to $555,587 and $1,647,554, respectively, for the three and nine months ended September 30, 2016. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2017, there were 1,378,600 shares remaining eligible for issuance under the plan.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The expected volatility is based on the historical price volatility of the Company’s common stock. The Company uses the simplified method for estimating the expected term for options granted. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the assumptions used to determine the fair value of options granted during the nine months ended September 30, 2016:

2016
Weighted-average volatility	100 - 99%
Expected dividends	0
Expected term (in years)	6.5
Risk-free interest rate	1.51 - 1.25%

There were no options granted during the nine months ended September 30, 2017.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the stock option activity as of September 30, 2017, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2016	3,362,350	$5.90
Exercised	(66,400)	$2.25
Forfeited	(11,450)	$10.12
Outstanding, September 30, 2017	3,284,500	$5.96	6.2 Years	$28,023,555
Exercisable, September 30, 2017	1,990,800	$4.20	5.1 Years

The intrinsic value was calculated using the closing price on September 29, 2017 of $14.49. As of September 30, 2017, there was $4,524,939 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the nine months ended September 30, 2017, was $668,967.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company entered into additional derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  The contracts are for an additional 1,000 barrels of oil per day for the period of January 1, 2018 through December 31, 2018. On these new contracts, the put price is $51.00 and the call price is $54.80.

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

Results of Operations – For the Three Months Ended September 30, 2017 and 2016

Oil and natural gas sales. For the three months ended September 30, 2017, oil and natural gas sales revenue increased $8,821,387 to $16,643,930, compared to $7,822,543 for the same period during 2016, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $8,883,452 and natural gas sales decreased $62,065. For the three months ended September 30, 2017, oil sales volume increased 172,193 barrels to 346,900 barrels, compared to 174,707 barrels for the same period in 2016. The average realized per barrel oil price increased 13% from $40.82 for the three months ended September 30, 2016, to $46.17 for the three months ended September 30, 2017. For the three months ended September 30, 2017, gas sales volume decreased 28,299 thousand cubic feet (MCF) to 201,158 MCF, compared to 229,456 MCF for the same period in 2016. The average realized natural gas price per MCF increased 4% from $3.01 for the three months ended September 30, 2016, to $3.13 for the three months ended September 30, 2017.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,329,228 or $10.94 per barrel of oil equivalent (BOE) for the three months ended September 30, 2016, to $4,261,923 or $11.20 per BOE for the three months ended September 30, 2017. On a per BOE basis, lease operating expenses increased primarily as a result of adjustments to estimated annual accruals.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2016, and remained steady at 5% for the three months ended September 30, 2017. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,254,891 to $4,823,044 for the three months ended September 30, 2017, compared to $2,568,153 during the same period in 2016. The increase was primarily a result of higher production volumes.

Ceiling Test Write-Down.    The Company did not have any write-downs related to the full cost ceiling limitation during the three months ended September 30, 2017. The Company recorded a $9,648,942 non-cash write-down of the carrying value of its proved oil and natural gas properties for the three months ended September 30, 2016, as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

Gains from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended September 30, 2017, the change in fair value resulted in the recognition of a gain of $65,828 on derivative contracts. The Company did not have gains or losses on derivative contracts for the three months ended September 30, 2016.

General and administrative expenses. General and administrative expenses increased $486,552 to $2,369,131 for the three months ended September 30, 2017, as compared to $1,882,579 for the three months ended September 30, 2016. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. The increase in total general and administrative expenses primarily resulted from an increase in the stock based compensation between periods.

Net income (loss). For the three months ended September 30, 2017, the Company showed a net gain of $3,073,760 as compared to a net loss of $5,944,137 for the three months ended September 30, 2016. This change primarily resulted from not having a ceiling test write down in 2017 and increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Results of Operations – For the Nine Months Ended September 30, 2017 and 2016

Oil and natural gas sales. For the nine months ended September 30, 2017, oil and natural gas sales revenue increased $22,371,492 to $43,391,032, compared to $21,019,540 for the same period during 2016, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $22,251,021 and natural gas sales increased $120,471. For the nine months ended September 30, 2017, oil sales volume increased 366,552 barrels to 893,562 barrels, compared to 527,010 barrels for the same period in 2016. The average realized per barrel oil price increased 27% from $36.72 for the nine months ended September 30, 2016 to $46.56 for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, gas sales volume decreased 128,646 thousand cubic feet (MCF) to 559,551 MCF, compared to 688,196 MCF for the same period in 2016. The average realized natural gas price per MCF increased 32% from $2.42 for the nine months ended September 30, 2016 to $3.19 for the nine months ended September 30, 2017.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $7,019,771 or $10.94 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2016 to $10,481,669 or $10.62 per BOE for the nine months ended September 30, 2017. On a per BOE basis, lease operating expenses decreased primarily as a result of increased production between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2016 and remained steady at 5% for the nine months ended September 30, 2017. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $4,891,508 to $13,433,489 for the nine months ended September 30, 2017, compared to $8,541,981 during the same period in 2016. The increase was primarily a result of higher production volumes.

Ceiling Test Write-Down.    The Company did not have any write-downs related to the full cost ceiling limitation during the nine months ended September 30, 2017. The Company recorded a $56,513,016 non-cash write-down of the carrying value of its proved oil and natural gas properties for the nine months ended September 30, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at September 30, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

Gains from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the nine months ended September 30, 2017, the change in fair value resulted in the recognition of a gain of $65,828 on derivative contracts. The Company did not have gains or losses on derivative contracts for the nine months ended September 30, 2016.

General and administrative expenses. General and administrative expenses increased by $1,553,353 to $7,576,391 for the nine months ended September 30, 2017, compared to $6,023,038 during the same period in 2016. Compensation related expenses, both cash based and stock based, make up the majority of our general and administrative expense. The increase in total general and administrative expenses primarily resulted from an increase in the stock based compensation between periods.

Net income (loss). For the nine months ended September 30, 2017, the Company showed a net gain of $6,263,804 as compared to a net loss of $37,160,681 for the nine months ended September 30, 2016. This change primarily resulted from not having a ceiling test write down in 2017 and increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2017, the Company had cash on hand of $40,876,153, compared to $71,086,381 as of December 31, 2016. The cash on hand decreased in 2017 due to increased capital expenditures on the development of the Company’s oil and gas properties. The Company had net cash provided by operating activities for the nine months ended September 30, 2017, of $28,302,596, compared to $4,895,274 for the same period of 2016. The other most significant cash inflows during the nine months ended September 30, 2017 and 2016 were proceeds from issuance of common stock of $59,104,393 and $61,074,997, respectively, and proceeds from issuance of notes payable of $5,000,000 during 2016. The most significant cash outflows during the nine months ended September 30, 2017 and 2016 were capital expenditures in connection with the purchase and development of oil and gas properties of $117,617,217 and $22,354,788, respectively, and payment on the revolving line of credit of $50,900,000 in 2016. The increased capital expenditures were primarily the result of the Company’s increase in the development of its oil and gas properties in 2017.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2017, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

Derivative Financial Instruments and Hedging Activity

On September 25, 2017, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades are for 1,000 barrels of oil per day.  For the period of October 1, 2017 through December 31, 2017, the put price is $49.00 and the call price is $55.35.  For the period of January 1, 2018 through December 31, 2018, the put price is $49.00 and the call price is $54.60.

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

The process of acquiring one or more additional oil and gas properties will impact our financial position and reduce our cash position. The types of costs that we may incur include travel costs relating to meeting with individuals instrumental to our acquisition of one or more oil and gas properties, the costs to retain one or more consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Disclosures About Market Risks

Like other natural resource producers, the Company faces certain unique market risks associated with the exploration and production of oil and natural gas. The most salient risk factors are the volatile prices of oil and gas, operational risks, ability to integrate properties and businesses, and certain environmental concerns and obligations.

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions and natural disasters; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

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

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects. Our success may be dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

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

Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while the Company believes this generally to be the case for its production activities, it should be noted that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions. In Texas, specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Texas Railroad Commission, Oil and Gas Division.

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

In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies including: ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations, the agencies may also pursue criminal remedies against the Company or its principals.

Changes in regulations and laws relating to the oil and natural gas industry could result in our operations being disrupted or curtailed by government authorities. For example, oil and natural gas exploration and production may become less cost effective and decline as a result of increasingly stringent environmental requirements (including land use policies responsive to environmental concerns and delays or difficulties in obtaining environmental permits). A decline in exploration and production could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of September 30, 2017, the Company had no amounts outstanding under its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the nine month period ended September 30, 2017, ranged from a low of $39.69 per barrel to a high of $51.61 per barrel. Natural gas prices we received during the same period ranged from a low of $1.43 per Mcf to a high of $5.08 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As discussed in Note 3 of our financial statements, on September 25, 2017, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades are for 1,000 barrels of oil per day.  For the period of October 1, 2017 through December 31, 2017, the put price is $49.00 and the call price is $55.35.  For the period of January 1, 2018 through December 31, 2018, the put price is $49.00 and the call price is $54.60.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $7.6 million at September 30, 2017) and through receivables from our joint interest partners (approximately $877 thousand at September 30, 2017). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2017, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 73% and 23% of oil and gas revenues, respectively. As of September 30, 2017, Oxy and Enterprise represented 85% and 11% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On July 21, 2017, the Company closed an underwritten public offering of 4,977,658 shares of its common stock, including 477,658 shares sold pursuant to the exercise of an over-allotment option previously granted to the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-215909), which was declared effective by the SEC on February 14, 2017. The shares were sold at the public offering price of $12.50 per share. SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers in the offering, and Capital One Securities, Inc., Euro Pacific Capital Inc., IBERIA Capital Partners L.L.C., Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Roth Capital Partners acted as co-managers for the offering. The gross proceeds from the offering were approximately $62.2 million, and the Company’s net proceeds from the offering were approximately $59.2 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $3 million.  The approximately $3 million in offering costs and expenses included approximately $2.8 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner. As of September 30, 2017, the Company had expended approximately $40.7 million in oil and gas property leasing and development activities with approximately $18.5 million remaining.

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

Ring Energy, Inc.

Date: November 8, 2017	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

