Form 10-K
period 2017-12-31
RING ENERGY, INC.
filed 2018-03-15
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐. No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ . No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

As of June 30, 2017, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price on the NYSE MKT of $13.00 per share, was approximately $586,591,070.

As of March 14, 2018, the issuer had outstanding 60,388,029 shares of common stock ($0.001 par value).

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

General

Ring was incorporated in the State of Nevada in 2004 as “Blanca Corp.” The name of the corporation was changed to “Transglobal Mining Corp.” in 2007 before being changed to “Ring Energy, Inc.” in 2008. We are a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas. The Company takes a conventional approach to its drilling program and seeks to develop its traditional core areas, as well as look for new growth opportunities.

The Company’s primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas and the Delaware Basin in Reeves County and Culberson County, Texas. As of December 31, 2017, Ring had 102,777 gross (69,874 net) acres in Andrews and Gaines counties and 20,218 gross (19,917 net) acres in Reeves and Culberson counties.

As of December 31, 2017, Ring’s proved reserves were approximately 31.9 million BOE (barrel of oil equivalent). All of its reserves (based on the estimates above) relate to properties located in Texas. The Company’s proved reserves are oil-weighted with 91% of proved reserves consisting of oil and 9% consisting of natural gas. Of those reserves, 45% of the proved reserves are classified as proved developed producing, or “PDP,” 10% are classified as proved developed non-producing, or “PDNP,” and approximately 45% are classified as proved undeveloped, or “PUD.”

Production for the year ended December 31, 2017, was 1,438,647 BOE, as compared to production of 878,066 BOE for the year ended December 31, 2016, a 64% increase in BOE. The stated production amount reflects only the oil and gas that was produced and shipped prior to the end of the fourth quarter. Any oil and gas produced in the fourth quarter but still held on site after December 31, 2017, will be credited in the first quarter of 2018.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2017, Ring owned interests in a total of 11,917 gross (8,102 net) developed acres and 90,860 gross (61,772 net) undeveloped acres in Andrews and Gaines County, Texas. In these counties, the Company has 140 identified proven vertical drilling locations and 11 identified proven horizontal locations based on the reserve reports as of December 31, 2017, and an additional 396 potential vertical drilling locations based on 10-acre downspacing and 796 potential horizontal drilling locations based on 6 wells per section or 106 acres per well. Also as of December 31, 2017, Ring owned interests in a total of 10,390 gross (10,235 net) developed acres and 9,828 (9,682 net) undeveloped acres in Culberson and Reeves County, Texas. In these counties, the Company has 39 identified proven vertical drilling locations based on the reserve reports as of December 31, 2017 and an additional 452 potential vertical drilling locations based on 20-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves.

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

Ring Energy’s Business Strategy and Development

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

•	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Over the long-term, Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 91% oil and 9% natural gas. Of those reserves, 45% of the proved reserves are classified as proved developed producing, or “PDP,” 10% are classified as proved developed non-producing, or “PDNP,” and approximately 45% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring will seek to increase production, reserves and cash flow while gaining favorable returns on invested capital. Recently, Ring has been employing horizontal drilling to some of its acreage with success and plans to continue to do so under appropriate circumstances.

Through December 31, 2017, we increased our proved reserves to approximately 31.9 million BOE (barrel of oil equivalent). As of December 31, 2017, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $382.1 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $322.5 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

Ring Energy’s Strengths

•	High quality asset base in one of North America’s leading resource plays. Ring’s acreage in the Permian Basin is located in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform, and in Culberson and Reeves Counties, which is in the Delaware Basin. As of December 31, 2017, Ring has drilled 243 wells, with 193 being vertical wells and 50 being horizontal wells in its Central Basin acreage and has drilled 10 vertical wells on its Delaware Basin acreage. As of December 31, 2017, estimated net proved reserves were comprised of approximately 91% oil and 9% natural gas.

•	De-risked Permian acreage position with multi-year drilling inventory. As of December 31, 2017, Ring has drilled 253 gross operated wells across its leasehold position with a 99.5% success rate. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2017, Ring has 140 identified proven vertical drilling locations and 11 identified proven horizontal locations in Andrews and Gaines Counties and 39 identified proven vertical drilling locations in Culberson and Reeves Counties in its proved undeveloped reserves. It believes it has an additional 396 potential vertical locations based on 10-acre downspacing and an additional 796 potential horizontal drilling locations based on 6 wells per acre or 106 acres per well in Andrews and Gaines Counties and 452 potential vertical locations based on 20-acre downspacing in Culberson and Reeves Counties. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 25 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Ring’s Chief Executive Officer Kelly Hoffman has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•	Concentrated acreage position with high degree of operational control. Ring operates essentially 100% of its acreage positions. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of its acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year ended December 31, 2017, sales to two customers, Occidental Energy Marketing (“Oxy”) and Enterprise Crude Oil LLC (“Enterprise”) represented 76% and 18%, respectively, of oil and gas revenues. At December 31, 2017, Oxy represented 88% of our accounts receivable and Plains Marketing, L.P. (“Plains”) represented 10%. Effective December 1, 2017, the production previously being sold to Enterprise was sold to Plains. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and gas produced.

Delivery Commitments

As of December 31, 2017, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

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

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Texas, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

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

Current Employees

As of December 31, 2017, we had thirty seven full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 45%) or proved developed non-producing (approximately 10%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (45%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We have a credit facility in place with $60 million in commitments for borrowings and letters of credit. As of December 31, 2017, no amount was outstanding on our credit facility. If in the future we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if crude oil and natural gas prices rise over the price established by the arrangements. As of December 31, 2017, we had hedging arrangements in place covering 2,000 barrels of oil per day for calendar year 2018. The hedges we have in place are in the form of costless collars. “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. We had one costless collar for 1,000 barrels of oil per day with a put price of $49.00 and a call price of $54.60. We had another costless collar for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

We follow the full cost method of accounting for our oil and gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the year ended December 31, 2016, we recorded a non-cash write down of $56.5 million, respectively. We did not record a write down during 2017. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

General Background

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Texas. Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with significant upside potential.

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

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2017, we owned interests in a total of 22,307 gross (18,337 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2017, we owned interests in approximately 100,688 gross (71,454 net) undeveloped acres. While our focus will be toward growth through additional acquisitions and leasing, our long term plans include drilling wells on our existing acreage to develop the potential contained therein.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews and Gaines County leases – In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County leases. The working interests range from 1-100% and the net revenue interests range from 1-80%. In total as of December 31, 2017, we own 102,777 gross (69,874 net), acres with 11,917 gross (8,102 net) acres developed and held by production and the remaining 90,860 gross acres (61,772 net) being undeveloped. We believe the Andrews and Gaines County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 140 proven vertical and 11 horizontal PUD wells. Our reserve estimates include the capital costs required to develop these wells. Our reserve estimates also include secondary recovery (waterflood) reserves in relation to some of our Andrews County acreage.

Culberson and Reeves County leases – In 2015, we acquired properties consisting of 19,983 gross acres (19,679 net) with an average working interest of 98% and an average net revenue interest of 79%. Since that time, we have acquired additional undeveloped acreage in and around our Culberson and Reeves County leases. In total as of December 31, 2017, we own 20,218 gross (19,917 net) acres with 10,390 gross (10,235 net) acres developed and held by production and the remaining 9,828 gross (9,682 net) acres being undeveloped. We believe the Culberson and Reeves County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 39 vertical PUD wells. Our reserve estimates include the capital costs required to develop these wells.

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

Summary of Oil and Natural Gas Reserves

As of December 31, 2017, our estimated proved reserves had a pre-tax PV10 value of approximately $382.1 million and a Standardized Measure of Discounted Future Cash Flows of approximately $322.5 million, 100% of which relates to our properties in Texas. We spent approximately $190.1 million on acquisitions and capital projects during 2016 and 2017. We expect to further develop these properties through additional drilling.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2017. All of our reserves are in the Permian Basin in the State of Texas.

Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows
28,943,742	18,037,489	31,949,990	$382,101,384	$322,465,119

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on internally prepared reports and audited by Cawley, Gillespie & Associates, Inc. or Williamson Petroleum Consultants, Inc., independent petroleum engineers. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbl)	Gas (Mcf)
Balance, December 31, 2015	22,312,450	12,539,600
Purchase of minerals in place	-	-
Improved recovery	79,130	60,847
Extensions and discoveries	3,635,312	2,305,548
Production	(728,051)	(900,089)
Revisions of estimates	(299,741)	2,448,943
Balance, December 31, 2016	24,999,100	16,454,849

Purchase of minerals in place	21,855	-
Improved recovery	624,660	865,178
Extensions and discoveries	8,127,609	4,258,474
Sale of minerals in place	(26,593)	(251,071)
Production	(1,311,727)	(761,517)
Revisions of estimates	(3,491,162)	(2,528,424)
Balance, December 31, 2017	28,943,742	18,037,489

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2016	2017

Oil (Bbls)
Developed	8,479,000	15,321,600
Undeveloped	16,520,100	13,622,142

Total	24,999,100	28,943,742

Natural Gas (Mcf)
Developed	10,481,300	12,674,200
Undeveloped	5,973,549	5,363,289

Total	16,454,849	18,037,489

Total (Boe)
Developed	10,225,883	17,433,967
Undeveloped	17,515,691	14,516,023

Total	27,741,575	31,949,990

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

Our reserve estimates as of December 31, 2017 are based on an average price of $47.934 for oil and $3.614 for gas compared to $39.169 for oil and $2.426 for gas as of December 31, 2016.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2017	2016
Future cash flows	$1,452,588,325	$1,019,179,570
Future production costs	(476,753,026)	(318,378,291)
Future development costs	(132,347,551)	(140,511,904)
Future income taxes	(131,646,889)	(150,765,686)
Future net cash flows	711,840,859	409,523,689
10% annual discount for estimated timing of cash flows	(389,375,740)	(249,728,651)

Standardized Measure of Discounted Cash Flows	$322,465,119	$159,795,038

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2017	2016
Beginning of the year	$159,795,038	$172,686,441
Purchase of minerals in place	179,441	-
Extensions, discoveries and improved recovery, less related costs	77,967,484	42,388,078
Development costs incurred during the year	181,887,252	43,085,217
Sales of oil and gas produced, net of production costs	(50,721,338)	(19,477,828)
Sales of minerals in place	(508,331)	-
Accretion of discount	22,991,164	11,995,583
Net changes in price and production costs	108,595,790	(59,100,870)
Net change in estimated future development costs	(60,604,384)	(13,064,453)
Revision of previous quantity estimates	(56,812,326)	1,619,437
Revision of estimated timing of cash flows	(58,123,153)	(30,342,680)
Net change in income taxes	(2,181,518)	10,006,113

End of the Year	$322,465,119	$159,795,038

Proved Reserves

We have approximately 31.9 million BOE of proved reserves, which consist of approximately 91% oil and 9% natural gas, are summarized below as of December 31, 2017, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2017, all of our reserves are in Texas. Proved reserves had a net pre-tax PV10 value of approximately $382.1 million and Standardized Measure of Discounted Future Net Cash Flows of approximately $322.5 million.

As of December 31, 2017, approximately 45% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 10% and proved undeveloped, or “PUD”, reserves constitute approximately 45%, of the proved reserves.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2017 of approximately $382.1 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $322.5 million. Approximately $218.9 million and $184.7 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 45% of total proved reserves’ pre-tax PV10 value. An additional $59.4 million and $50.1 million, respectively, are associated with the PDNP reserves, which is approximately 10% of total proved reserves’ pre-tax PV10 value. The remaining $103.8 million and $87.6 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2017 include 14.5 million BOE as proved undeveloped reserves. As of December 31, 2016, our reserve estimates included approximately 17.5 million BOE as proved undeveloped reserves. Following is a description of the changes in our PUD reserves from December 31, 2016 to December 31, 2017.

Conversion of 2,994,453 BOE of reserves from PUD to PDP or PDNP through development.

Net downward revision of 1,874,828 BOE primarily as a result of reduction in waterflood area.

Improved Recovery and Extension of approximately 1,869,614, primarily resulting from the addition of new horizontal reserves..

Our proved reserves as of December 31, 2017 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)

PDP	12,515,600	11,274,200	14,394,633	45%	$218,905	$184,740	$-
PDNP	2,806,000	1,400,000	3,039,333	10%	59,390	50,120	5,376
PUD	13,622,142	5,363,289	14,516,024	45%	103,806	87,605	115,171

Total Proved:	28,943,742	18,037,489	31,949,990	100%	$382,101	$322,465	$120,547

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2018	6,702,408	4,695,800	7,485,041	$57,789,006
2019	4,459,768	2,058,502	4,802,852	58,614,753
2020	5,265,966	8,987	5,267,464	15,943,792

	16,428,142	6,763,289	17,555,357	$132,347,551

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

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2017 is summarized below. The following table indicates the percentage of our estimated December 2017 average daily production of 5,903 BOE/d attributable to oil versus natural gas production. All production was within the State of Texas.

Oil	Natural Gas

93.90%	6.10%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2017 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Total	22,307	18,337	100,688	71,454	122,995	89,791

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Years Ended December 31,
	2015	2016	2017

Oil production (Bbls)	664,612	728,051	1,311,727
Natural gas production (Mcf)	472,509	900,089	761,517
Total production (Boe)	743,363	878,066	1,438,647
Daily production (Boe/d)	2,037	2,406	3,941
Average sales price:
Oil (per Bbl)	$44.90	$39.28	$48.97
Natural gas (per Mcf)	2.48	2.50	3.23
Total (per Boe)	41.72	35.13	46.36
Average production cost (per Boe)	$13.40	$11.24	$11.11
Average production taxes (per Boe)	1.97	1.71	2.19

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

Productive Wells

The following table presents our ownership at December 31, 2017, in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). All wells are in Texas.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
409	290	-	-	409	290

Drilling Activity

During 2017, we drilled 47 horizontal development wells and 5 vertical development wells and 3 science wells in Texas. We completed and placed on production the 27 horizontal wells and 7 vertical wells, leaving 20 horizontal wells drilled but not yet completed and on production as of December 31, 2017.

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

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $13.40, $11.24 and $11.11 during the years ended December 31, 2015, 2016 and 2017, respectively, and our average production taxes, per BOE, were $1.97, $1.71 and $2.19 for the years ended December 31, 2015, 2016 and 2017, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2016 and 2017 are shown below.

	2016	2017

Acquisition of proved properties	$10,193,927	$28,682,298
Acquisition of unproved properties	-	-
Exploration costs	-	-
Development costs	26,554,171	124,680,469
Total Costs Incurred (1)	$36,748,098	$153,362,767

(1) Total costs incurred include $168,618 and ($224,562) for the years ended December 31, 2016 and 2017, respectively, for Kansas properties that were sold during 2017.

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

NYST MKT

Period	High Sale	Low Sale
1st Quarter 2016	$6.83	$4.04
2nd Quarter 2016	9.85	4.96
3rd Quarter 2016	11.01	7.59
4th Quarter 2016	13.36	9.23

1st Quarter 2017	$13.81	$9.44
2nd Quarter 2017	13.75	10.70
3rd Quarter 2017	14.49	11.86
4th Quarter 2017	14.80	11.87

1st Quarter 2018 (through March 13)	$15.83	$13.04

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on Ring’s common stock relative to the cumulative total returns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2012, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

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

Record Holders

As of February 23, 2018, there are approximately 9,046 holders of record of our common stock. As of March 12, 2018, 3,667,628 shares, or approximately 6.1%, of the 60,388,029 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2017.

	Restricted stock granted that has not vested	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders	330,900	3,193,000	$6.07	1,040,200

Equity compensation plans not approved by security holders	-	-	-	-

Total	330,900	3,193,000	$6.07	1,040,200

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2017.

Item 6:	Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the years ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$66,699,700	$30,850,248	$31,013,892	$38,089,443	$10,315,701
Cost of revenues	19,130,924	11,372,420	11,426,453	6,753,372	1,684,493
Depreciation, depletion and amortization	20,517,780	11,483,314	15,175,791	11,807,794	2,284,091
Ceiling test impairment	-	56,513,016	9,312,203	-	-
Accretion	567,968	487,182	418,384	154,973	53,681
General and administrative	10,515,887	8,027,077	7,995,395	6,803,029	6,682,760
Net income (loss)	1,753,869	(37,637,687)	(9,052,771)	8,420,500	(452,209)

Basic income (loss) per common share	$0.03	$(0.97)	$(0.32)	$0.34	$(0.03)
Diluted income (loss) per common share	$0.03	$(0.97)	$(0.32)	$0.33	$(0.03)

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Current assets	$29,123,924	$75,220,915	$8,714,491	$15,083,298	$56,305,036
Oil and gas properties subject to amortization	433,591,134	250,133,965	269,590,374	166,036,400	58,040,724
Total assets	414,102,486	307,597,399	250,866,245	167,641,640	111,723,418
Total current liabilities	48,443,449	9,099,391	11,333,167	16,263,051	7,231,643
Total long-term liabilities	9,055,697	7,957,035	53,301,950	8,835,879	1,886,061
Total Stockholders Equity	356,603,340	290,540,973	186,231,128	142,542,530	102,605,714

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas. We take a conventional approach to our drilling program and seek to develop our traditional core areas, as well as look for new growth opportunities.

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities in Texas. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders value through the following:

•	Growing production and reserves by developing our oil-rich resource base. Our long term plan is to actively drill and develop our acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 91% oil and 9% natural gas. Of those reserves, 45% of the proved reserves are classified as proved developed producing, or “PDP,” 10% are classified as proved developed non-producing, or “PDNP,” and approximately 45% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring seeks to increase production, reserves and cash flow while gaining favorable returns on invested capital. Through December 31, 2017, we increased our proved reserves to approximately 31.9 million BOE. All of our reserves relate to properties located in Texas. We spent approximately $190.1 million on acquisitions and capital projects during 2016 and 2017.

•	Employ industry leading drilling and completion techniques. Ring’s executive team, which has over 100 years combined experience in the oil and gas industry, intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. We believe that management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2015	2016	2017

Net production:
Oil (Bbls)	664,612	728,051	1,311,727
Natural gas (Mcf)	472,509	900,089	761,517

Net sales:
Oil	$29,839,852	$28,599,140	$64,236,490
Natural gas	1,174,040	2,251,108	2,463,210

Average sales price:
Oil (per Bbl)	$44.90	$39.28	$48.97
Natural gas (per Mcf)	2.48	2.50	3.23

Production costs and expenses
Oil and gas production costs	$9,958,380	$9,867,800	$15,978,362
Production taxes	1,468,073	1,504,620	3,152,562
Depreciation, depletion and amortization expense	15,175,791	11,483,214	20,517,780
Ceiling test impairment	9,312,203	56,513,016	-
Realized loss on derivatives	-	-	119,897
Accretion expense	418,384	487,182	567,968
General and administrative expenses	7,995,395	8,027,077	10,515,887

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $35.8 million to $66.7 million in 2017. Oil sales increased approximately $35.6 million while natural gas sales increased approximately $0.2 million. The oil sales increase was the result of an increase in sales volume from 728,051 barrels of oil in 2016 to 1,311,727 barrels of oil and 2017 and an increase in the average realized per barrel oil price from $39.28 in 2016 to $48.97 in 2017. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume decreased from 900,089 Mcf in 2016 to 761,517 Mcf in 2017 and the average realized per Mcf gas price increased from $2.50 in 2016 to $3.23 in 2017. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The oil volume increase is the result of our ongoing development of existing properties.

Oil and gas production costs. Our aggregate oil and gas production costs increased from $9,867,800 in 2016 to $15,978,362 in 2017 and decreased on a BOE basis from $11.24 in 2016 to $11.11 in 2017. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The decrease in the cost per BOE is the result of increased production.

Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 4.88% during 2016 and decreased to 4.73% in 2017. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $9,034,566 to $20,517,780 in 2017. The increase was primarily the result of increased production volumes but was also affected by an increase in our average depreciation, depletion and amortization rate from $13.08 per BOE during 2016 to $14.15 per BOE during 2017. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.

Ceiling Test Write-Down.    The Company did not have any write-downs for the period ended December 31, 2017. The Company recorded a non-cash write-downs of the carrying value of its proved oil and natural gas properties of $56,513,016 for the period ended December 31, 2016 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses increased from $8,027,077 in 2016 to $10,515,887 in 2017. The increase was primarily related to compensation and employee benefits.

Interest income. Interest income was $291,083 in 2017 as compared to $56,498 in 2016. The increase was the result of higher average cash on hand during 2017.

Interest expense. Interest expense decreased from $649,009 in 2016 to $0 in 2017. This decrease was the result of not having any debt outstanding during 2017.

Provision for income taxes. The provision for income taxes changed from a negative provision of $19,987,585 in 2016 to a positive provision of $10,416,171 for 2017. The change is due to the Company having a pre-tax net income in 2017 versus a net loss in 2016 and an adjustment to the value of our deferred tax asset as a result of a change in our future effective tax rate that is reflected in our current period expense.

Net income (loss). The Company had net income of $1,753,869 in 2017 as compared to a net loss of $37,637,687 in 2016. The primary reasons were increased revenues and not having a ceiling test write down in 2017, partially offset by the additional provision for income taxes recorded for the change in tax rate.

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

Oil and gas production costs. Our aggregate oil and gas production costs decreased from $9,958,380 in 2015 to $9,867,800 in 2016 and decreased on a BOE basis from $13.40 in 2015 to $11.24 in 2016. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The decrease in the cost per BOE is the result of increased production.

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

Ceiling Test Write-Down.    The Company recorded non-cash write-downs of the carrying value of its proved oil and natural gas properties of $9,312,203 and $56,513,016 for the periods ended December 31, 2015 and 2016, respectively, as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2015 and 2016, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.

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

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary sources of cash in 2017 were from funds generated from the sale of oil and natural gas production and proceeds from the issuance of common stock. These cash flows were primarily used to fund our capital expenditures.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2017, 2016 and 2015, we had cash inflow from operations of $42,806,224, $11,214,397 and $9,397,552, respectively. During the three years ended December 31, 2017, we financed $248,634,788 through proceeds from the sale of stock. During 2016 and 2015, we had proceeds from drawdowns on our Credit Facility of $52,900,000. We primarily used this cash to fund our capital expenditures and development aggregating $305,915,895 over the three years ended December 31, 2017 and repayment of debt on our Credit Facility of $52,900,000 in 2016. At December 31, 2017, we had cash on hand of $15,006,581 and negative working capital of $19,319,525, as compared to cash on hand of $71,086,381 and working capital of $66,121,524 at December 31, 2016 and cash on hand of $8,714,491 and negative working capital of $2,618,676 at December 31, 2015.

Schedule of Contractual Obligations. The following table summarizes our contractual obligations for periods subsequent to December 31, 2017. The future estimated office lease payments pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet for our previous office space in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $537,582, $526,658 and $149,872 for the years ended December 31, 2017, 2016 and 2015, respectively. The following table reflects the outstanding balance under our Credit Facility and future minimum lease payments under the operating leases as of December 31, 2017.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$-	$-	$-	$-	$-
Operating Lease Obligations	1,108,950	531,550	577,400	-	-

Total	$1,108,950	$531,550	$577,400	$-	$-

(1)	This table does not include future commitment fees, interest expense or other fees on this facility because they are floating rate instruments, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

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

As of December 31, 2017 we had no off-balance sheet financing arrangements.

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

During 2016 and 2015, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations of $56.5 million and $9.3 million, respectively, which are reflected with ceiling test and other impairments in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2017.

Our reserve estimates as of December 31, 2017 are based on an average price of $47.934 for oil and $3.614 for gas.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2017 ranged from a low of $39.69 per barrel to a high of $56.31 per barrel. Natural gas prices we received during 2017 ranged from a low of $1.43 per Mcf to a high of $5.63 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of December 31, 2017, we had hedging arrangements in place covering 2,000 barrels of oil per day for calendar year 2018. The hedges we have in place are in the form of costless collars. “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. We had one costless collar for 1,000 barrels of oil per day with a put price of $49.00 and a call price of $54.60. We had another costless collar for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $12.8 million at December 31, 2017). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2016, sales to two customers, Oxy and Enterprise represented 76% and 18%, respectively, of oil and gas revenues. At December 31, 2017, Oxy represented 88% of our accounts receivable and Plains represented 10%. Effective December 1, 2017, Plains began purchasing production previously purchased by Enterprise. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

As of December 31, 2017, we had no amounts outstanding on our Credit Facility. If we draw funds on this Credit Facility, interest rate changes will impact future results of operations and cash flows.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 14, 2018. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position

Kelly Hoffman	59	Chief Executive Officer, Director
David A. Fowler	59	President, Director
Daniel D. Wilson	57	Executive Vice President
William R. Broaddrick	40	Chief Financial Officer
Lloyd T. Rochford	71	Chairman of the Board of Directors
Stanley M. McCabe	85	Director
Anthony B. Petrelli	65	Director
Clayton E. Woodrum	77	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. All of the Board members were re-elected at the Company’s 2017 annual shareholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 59, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, Mr. Hoffman again arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman has served as our Chief Executive Officer since January 2013. Mr. Hoffman currently serves as a director of Differential Brands Inc. (NASDAQ: DFBG), a reporting company.

David A. Fowler – President and Director

Mr. Fowler, 59, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving Range IPF in April 2001, Mr. Fowler co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million. Mr. Fowler has served as President of the Company since January 2013.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 57, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. From 1983 to 2012, Mr. Wilson was employed at Breck Operating Corporation (“Breck”), including 22 years as the Vice President and Manager of Operations. He had the responsibility for overseeing the building, operating and divestiture of two companies during this time. At Breck’s peak Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes. Mr. Wilson has served as Vice President of Operations of the Company since January 2013.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 40, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford as Chief Financial Officer. As a result of the merger transaction between Stanford and Ring, Mr. Broaddrick became Chief Financial Officer of Ring as of July 2012.

In 1999, Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa. Mr. Broaddrick is a Certified Public Accountant.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 71, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

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

Stanley M. McCabe – Director

Mr. McCabe, 85, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979 he founded and served as Chairman and Chief Executive Officer of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded with Mr. Rochford, Magnum Petroleum, Inc., serving as an officer and director. In 2000, Mr. McCabe co-founded Arena with Mr. Rochford and Mr. McCabe served as Chairman of the Board until 2008 and then as a director of Arena until 2010.

Anthony B. Petrelli – Director

Mr. Petrelli, 65, is President, a member of the Board of Directors, and Director of Investment Banking of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has had extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Mr. Petrelli received his Bachelors of Science in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 77, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a Partner In Charge of the tax department of a big eight accounting firm to Chief Financial Officer of BancOklahoma Corp. and Bank of Oklahoma. His areas of expertise include business valuation, litigation support (including financial analysis, damage reports, depositions and testimony), estate planning, financing techniques for businesses, asset protection vehicles, sale and liquidation of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

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

Item 11:      Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives, policies and practices with respect to our executive officers; and (3) identifies the elements of compensation for each of the individuals identified in the following table, whom we refer to in this annual report as our “Named Executive Officers” for the fiscal year ending December 31, 2017.

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

In determining 2017 executive compensation, the Compensation Committee considered the outcome of the say-on-pay vote at the most recent annual meeting as supportive of our pay practices and programs. As a result, the Compensation Committee concluded that the 2017 compensation paid to our Named Executive Officers and our overall pay practices did not require changes; although the Compensation Committee will continue to evaluate the Company’s compensation program to ensure competitiveness, the alignment of the Company’s executive compensation with stockholders’ interests and to meet other compensation objectives..

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

Effective July 1, 2012, the Compensation Committee designated a salary of $100,000 for Mr. Broaddrick. Effective September 1, 2012 the Compensation Committee recommended an increase of $25,000 for Mr. Broaddrick. Effective January 1, 2017, the Compensation Committee recommended an increase of $20,000 for Mr. Broaddrick.

Mr. Hoffman joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $175,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $30,000 for Mr. Hoffman.

Mr. Fowler joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $150,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $25,000 for Mr. Fowler.

Mr. Wilson joined the Company effective January 1, 2013 and the Compensation Committee designated a salary of $150,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $25,000 for Mr. Wilson.

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

Equity-Based Compensation – Options and Restricted Stock Grants

It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to the Company’s stockholders. Accordingly, the Compensation Committee grants equity awards under the Company’s long term incentive plan designed to link an increase in shareholder value to compensation. Mr. Broaddrick was granted non-qualified stock options in each year from 2012 through 2016 and was granted restricted stock in 2017. Messrs. Hoffman, Fowler and Wilson were granted non-qualified stock options in each year from 2013 to 2016 and were granted restricted stock in 2017.

Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of the requisite service period served. Non-qualified stock options for Named Executive Officers and other key employees generally vest ratably over five years. Restricted stock grants are valued based on the market price of the underlying stock price on the date of grant. Restricted stock grants for Named Executive Officers and other key employees generally vest ratably over five years. The Compensation Committee believes that these awards encourage Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

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

Pension Plans, Non-Qualified Deferred Compensation Plans, Change-In-Control Arrangements and Retirement Plans

The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2017.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) (2) ($)	All Other Compensation ($) (3)	Total ($)

Kelly Hoffman, Chief Executive Officer	2017	$205,000	$-	$618,240	$24,000	$847,240
	2016	175,000	-	740,283	24,000	939,283
	2015	175,000	-	260,762	24,000	459,762

David Fowler, President	2017	175,000	-	403,200	24,000	602,200
	2016	150,000	-	496,650	24,000	670,650
	2015	150,000	-	260,762	24,000	434,762

Daniel D. Wilson, Executive Vice President	2017	175,000	-	403,200	-	578,200
	2016	150,000	-	495,477	-	645,477
	2015	150,000	-	238,167	-	388,167

William R. Broaddrick, Chief Financial Officer	2017	145,000	-	403,200	-	548,200
	2016	125,000	-	398,024	-	523,024
	2015	125,000	-	238,167	-	363,167

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs. McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards include the additional fair value of the new options over the original grant.

(3) Other Compensation for Messrs. Hoffman and Fowler consists of $24,000 in directors fees.

The Company awards stock options to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the restricted stock granted during 2017.

Grants of Plan-Based Awards

Name	Grant Date	Restricted stock grants (#)	Fair Value on Grant Date

Kelly Hoffman	12/19/2017	46,000	$618,240
David Fowler	12/19/2017	30,000	403,200
Daniel D. Wilson	12/19/2017	30,000	403,200
William R. Broaddrick	12/19/2017	30,000	403,200

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2017.

Outstanding Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Grant Date	Option Expiration Date

Kelly Hoffman	110,000	-	$2.00	12/01/11	12/01/21
	400,000	100,000	4.50	01/01/13	01/01/23
	20,000	5,000	10.00	12/16/13	12/16/23
	18,000	12,000	8.00	12/01/14	12/01/24
	8,000	32,000	5.25	01/13/16	01/13/26
	15,000	60,000	11.75	12/13/16	12/13/26

David Fowler	400,000	100,000	4.50	01/01/13	01/01/23
	20,000	5,000	10.00	12/16/13	12/16/23
	18,000	12,000	8.00	12/01/14	12/01/24
	8,000	32,000	5.25	01/13/16	01/13/26
	10,000	40,000	11.75	12/13/16	12/13/26

Daniel D. Wilson	240,000	60,000	4.50	01/01/13	01/01/23
	16,000	4,000	10.00	12/16/13	12/16/23
	15,000	10,000	8.00	12/01/14	12/01/24
	7,000	28,000	5.25	01/13/16	01/13/26
	10,000	40,000	11.75	12/13/16	12/13/26

William R. Broaddrick	60,000	-	2.00	12/01/11	12/01/21
	40,000	-	4.50	08/15/12	08/15/22
	16,000	4,000	10.00	12/16/13	12/16/23
	15,000	10,000	8.00	12/01/14	12/01/24
	7,000	28,000	5.25	01/13/16	01/13/26
	8,000	32,000	11.75	12/13/16	12/13/26

The following table provides certain information regarding unvested restricted stock outstanding for each Named Executive Officer as of December 31, 2017.

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.

Outstanding Unvested Restricted Stock Awards

Name	Unvested Restricted Stock Grants	Grant Date

Kelly Hoffman	46,000	12/19/17

David Fowler	30,000	12/19/17

Daniel D. Wilson	30,000	12/19/17

William R. Broaddrick	30,000	12/19/17

The following table provides information regarding options exercised by Named Executive Officers during 2015 and 2017.

Option Exercises and Stock Vesting

		Option Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Kelly Hoffman	2015	20,000	$162,800
	2017	120,000	1,313,100

There were no option exercises by Named Executive Officers during 2016.

Director Compensation

Inside directors receive a monthly stipend of $2,000. Outside directors receive a monthly stipend of $3,000. In 2017, each outside director also received 30,000 shares of restricted stock as an annual bonus. Mr. Rochford received an additional 400,000 shares of restricted stock as additional compensation as Chairman. Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

Name		Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Lloyd T. Rochford	(2)	$36,000	$1,461,797		$-	$1,485,797
Stanley M. McCabe	(3)	36,000	487,266		-	511,266
David A. Fowler	(4)	24,000	496,650	(8)	-	520,650
Kelly Hoffman	(5)	24,000	740,283	(8)	-	764,283
Clayton E. Woodrum	(6)	36,000	487,266	(8)	-	511,266
Anthony B. Petrelli	(7)	36,000	487,266	(8)	-	511,266

(1)	See discussion of assumptions made in valuing these awards in the notes to our financial statements.
(2)	Lloyd T. Rochford has 315,000 options to purchase Ring stock and 70,000 shares of unvested restricted stock.
(3)	Stanley McCabe has 215,000 options to purchase Ring stock and 30,000 shares of unvested restricted stock.
(4)	David A. Fowler has an aggregate of 655,000 options to purchase Ring stock and 30,000 shares of unvested restricted stock.
(5)	Kelly Hoffman has an aggregate of 900,000 options to purchase Ring stock and 46,000 shares of unvested restricted stock.
(6)	Clayton E. Woodrum has 215,000 options to purchase Ring stock and 30,000 shares of unvested restricted stock.
(7)	Anthony B. Petrelli has 215,000 options to purchase Ring stock and 30,000 shares of unvested restricted stock.

Compensation Committee Report

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation Committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the NYSE MKT listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2017 the Compensation Committee was comprised of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the NYSE MKT listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item 402(b) of Regulation S-K. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2017, the Compensation Committee was comprised of two directors, Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman. Messrs. Rochford and McCabe are currently serving as the members of the Compensation Committee. Neither of our directors who currently serve as members of our Compensation Committee is, or has at any time in the past been, an officer or employee of the Company or any of its subsidiaries. The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2015 through December 31, 2017, the Company paid an aggregate of $180,000 to Arenaco, LLC.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or Board.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2017.

	Restricted stock granted that has not vested	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders	330,900	3,193,000	$6.07	1,040,200

Equity compensation plans not approved by security holders	-	-	-	-

Total	330,900	3,193,000	$6.07	1,040,200

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 14, 2018, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on 60,388,029 shares outstanding at March 14, 2018.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned
Name	Number		Percent
Kelly Hoffman	686,546	(1)	1%

David A. Fowler	709,200	(2)	1%

Daniel D. Wilson	420,000	(3)	1%

William R. Broaddrick	178,000	(4)	*

Lloyd T. Rochford	1,764,000	(5)	3%

Stanley M. McCabe	1,909,634	(6)	3%

Anthony B. Petrelli	184,000	(7)	*

Clayton E. Woodrum	148,248	(8)	*

All directors and executive officers as a group (8 persons)	5,999,628	(9)	10%

* Represents beneficial ownership of less than 1%

(1)	Includes 679,000 shares issuable upon the exercise of stock options that are currently exercisable.
(2)	Includes 564,000 shares issuable upon the exercise of stock options that are currently exercisable.
(3)	Includes 355,000 shares issuable upon the exercise of stock options that are currently exercisable.
(4)	Includes 153,000 shares issuable upon the exercise of stock options that are currently exercisable.
(5)	Includes (i) 164,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,580,000 shares held by a family trust controlled by Mr. Rochford.
(6)	Includes (i) 144,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,646,502 shares held by a family trust controlled by Mr. McCabe.
(7)	Includes 144,000 shares issuable upon the exercise of stock options that are currently exercisable.
(8)	Includes 129,000 shares issuable upon the exercise of stock options that are currently exercisable.
(9)	Includes 2,332,000 shares issuable upon the exercise of stock options that are currently exercisable.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2017, 2016 and 2015, the Company paid an aggregate of $180,000 to Arenaco, LLC for the lease of the office space.

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

The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal years ended December 31, 2015, 2016 and 2017. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. Eide Bailly billed the Company an aggregate of $105,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2016 and the audit of the Company’s financial statements for the year ended December 31, 2016 and an aggregate of $120,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2017 and the audit of the Company’s financial statements for the year ended December 31, 2017.

Audit Related Fees. Eide Bailly billed the Company $40,890 and $19,100, respectively, for the years ended December 31, 2017 and 2016 for services related to the Company’s filing of registration statements.

Tax Fees. Eide Bailly billed the Company $10,980 and $18,250, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2017 and 2016.

All Other Fees. No other fees were billed by Eide Bailly to the Company during 2017 and 2016.

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

Date: March 15, 2018

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 15, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 15, 2018	Date: March 15, 2018

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 15, 2018	Date: March 15, 2018

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 15, 2018	Date: March 15, 2018

RING ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ring Energy, Inc.
Midland, Texas

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Ring Energy, Inc. (Ring Energy) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited Ring Energy’s internal control over financial reporting as of 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

Ring Energy’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’ Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the entity’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Ring Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

www.eidebailly.com

5 Triad Center, Ste. 600 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Eide Bailly LLP

We have served as Ring Energy’s auditor since 2013.

Salt Lake City, Utah

March 15, 2018

www.eidebailly.com

5 Triad Center, Ste. 600 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2017	2016
ASSETS
Current Assets
Cash	$15,006,581	$71,086,381
Accounts receivable	12,833,883	3,453,238
Joint interest billing receivable	1,054,022	454,461
Prepaid expenses and retainers	229,438	226,835
Total Current Assets	29,123,924	75,220,915
Properties and Equipment
Oil and natural gas properties subject to amortization	433,591,134	250,133,965
Inventory for property development	-	1,582,427
Fixed assets subject to depreciation	1,884,818	1,549,311
Total Properties and Equipment	435,475,952	253,265,703
Accumulated depreciation, depletion and amortization	(61,864,932)	(41,347,152)
Net Properties and Equipment	373,611,020	211,918,551
Deferred Income Taxes	11,232,200	20,051,908
Deferred Financing Costs	135,342	406,025
Total Assets	$414,102,486	$307,597,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$44,475,163	$9,099,391
Derivative liabilities	3,968,286	-
Total Current Liabilities	48,443,449	9,099,391

Asset retirement obligations	9,055,697	7,957,035
Total Liabilities	57,499,146	17,056,426
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 54,224,029 shares and 49,113,063 shares issued and outstanding, respectively	54,224	49,113
Additional paid-in capital	397,904,769	335,197,845
Accumulated deficit	(41,355,653)	(44,705,985)
Total Stockholders' Equity	356,603,340	290,540,973
Total Liabilities and Stockholders' Equity	$414,102,486	$307,597,399

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2017	2016	2015

Oil and Gas Revenues	$66,699,700	$30,850,248	$31,013,892

Costs and Operating Expenses
Oil and gas production costs	15,978,362	9,867,800	9,958,380
Oil and gas production taxes	3,152,562	1,504,620	1,468,073
Depreciation, depletion and amortization	20,517,780	11,483,314	15,175,791
Ceiling test impairment	-	56,513,016	9,312,203
Asset retirement obligation accretion	567,968	487,182	418,384
General and administrative expense	10,515,887	8,027,077	7,995,395

Total Costs and Operating Expenses	50,732,559	87,883,009	44,328,226

Income (Loss) from Operations	15,967,141	(57,032,761)	(13,314,334)

Other Income (Expense)
Interest income	291,083	56,498	6,984
Interest expense	-	(649,009)	(749,134)
Realized loss on derivatives	(119,897)	-	-
Unrealized loss on change in fair value of derivatives	(3,968,287)	-	-

Net Other Income (Expense)	(3,797,101)	(592,511)	(742,150)

Income (Loss) Before Provision for Income Taxes	12,170,040	(57,625,272)	(14,056,484)

(Provision for) Benefit from Income Taxes	(10,416,171)	19,987,585	5,003,713
			.
Net Income (Loss)	$1,753,869	$(37,637,687)	$(9,052,771)

Basic Earnings (Loss) per share	$0.03	$(0.97)	$(0.32)
Diluted Earnings (Loss) per share	$0.03	$(0.97)	$(0.32)

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2014	25,734,467	$25,734	$140,532,323	$1,984,473	$142,542,530
Share-based compensation	-	-	2,566,716	-	2,566,716
Options exercised (cashless exercise)	16,875	17	(17)	-	-
Options exercised	40,000	41	134,759	-	134,800
Common stock issued for cash, net	4,600,000	4,600	50,035,253	-	50,039,853
Net loss	-	-	-	(9,052,771)	(9,052,771)
Balance, December 31, 2015	30,391,342	$30,392	$193,269,034	$(7,068,298)	$186,231,128
Share-based compensation	-	-	2,267,053	-	2,267,053
Options exercised (cashless exercise)	734	-	-	-	-
Options exercised	25,600	26	112,474	-	112,500
Common stock issued for cash, net	18,695,387	18,695	139,549,284	-	139,567,979
Net loss	-	-	-	(37,637,687)	(37,637,687)
Balance, December 31, 2016	49,113,063	$49,113	$335,197,845	$(44,705,985)	$290,540,973
Modified Retrospective adjustment				$1,596,463	1,596,463
Share-based compensation	-	-	3,685,079	-	3,685,079
Options exercised (cashless exercise)	133,308	133	(133)	-	-
Options exercised	-	-	-	-	-
Common stock issued for cash, net	4,977,658	4,978	59,021,978	-	59,026,956
Net income	-	-	-	1,753,869	1,753,869
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$1,753,869	$(37,637,687)	$(9,052,771)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	20,517,780	11,483,314	15,175,791
Ceiling test impairment	-	56,513,016	9,312,203
Accretion expense	567,968	487,182	418,384
Share-based compensation	3,685,079	2,267,053	2,566,716
Deferred income tax expense (benefit)	3,862,827	(19,987,585)	(5,003,713)
Excess tax benefit related to share-based compensation	(49,896)	-	-
Adjustment to deferred tax asset for change in effective tax rate	6,603,240
Change in fair value of derivative instruments	3,968,286	-	-
Changes in assets and liabilities:
Accounts receivable	(9,980,206)	229,324	2,163,440
Prepaid expenses	268,080	334,162	(806,422)
Accounts payable	12,375,772	(2,233,776)	(4,929,884)
Settlement of asset retirement obligation	(766,595)	(240,606)	(446,192)
Net Cash Provided by Operating Activities	42,806,204	11,214,397	9,397,552
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(28,682,298)	(10,193,927)	(77,902,553)
Payments to develop oil and natural gas properties	(124,680,469)	(26,554,171)	(31,430,355)
Purchase of inventory for development	(4,214,686)	(1,582,427)	-
Purchase of equipment, vehicles and leasehold improvements	(335,507)	(9,320)	(330,182)
Net Cash Used in Investing Activities	(157,912,960)	(38,339,845)	(109,663,090)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	-	7,000,000	45,900,000
Proceeds from issuance of common stock	59,026,956	139,567,979	50,039,853
Principal payments on revolving line of credit	-	(52,900,000)	-
Proceeds from option exercise	-	112,500	134,800
Net Cash Provided by Financing Activities	59,026,956	93,780,479	96,074,653
Net Increase (Decrease) in Cash	(56,079,800)	66,655,031	(4,190,885)
Cash at Beginning of Period	71,086,381	4,431,350	8,622,235
Cash at End of Period	$15,006,581	$71,086,381	$4,431,350
Supplemental Cash Flow Information
Cash paid for interest	$-	$649,010	$426,742
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$1,297,289	$308,509	$171,635
Asset retirement obligation acquired	-	-	3,361,634
Use of inventory in property development	5,797,113	-	-
Capitalized expenditures attributable to drilling projects financed through current liabilities	23,000,000	-	-

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Ring Energy, Inc. is a Nevada corporation. Ring Energy, Inc. is referred to herein as the “Company.” The Company owns interests in oil and gas properties located in Texas and is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $70,836,381 and $14,756,581 at December 31, 2016 and 2017, respectively. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2017 and 2016. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. An ARO is a future expenditure related to the disposal or other retirement of certain assets. The Company’s ARO relates to future plugging and abandonment expenses of its oil and gas properties and related facilities disposal.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2017	2016	2015

Depletion	$20,197,690	$11,179,858	$14,889,487
Depletion rate, per barrel-of-oil-equivalent (BOE)	$13.92	$12.73	$20.03

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

For the years ended December 31, 2016 and 2015, the Company took write downs on oil and gas properties as a result of the ceiling test in the amount of $56,513,016 and $9,312,203, respectively. No impairment was recorded for the year ended December 31, 2017.

Land, Buildings, Equipment and Leasehold Improvements – Land, buildings, equipment and leasehold improvements are valued at historical cost, adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3-10 years
Office equipment and software	3-7 years
Machinery and equipment	5-10 years

Depreciation expense was $320,090, $303,456 and $286,304 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The SEC subsequently issued a Staff Accounting Bulletin No. 118, “Income tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period. The Company continued to use our historical effective tax rate of 35% in calculating the expense through December 31, 2017. However, at December 31, 2017, the Company assessed the value of our Deferred Tax Assets applying the tax rate of 21% that will be effective for future incomes against which those assets will be applied. As a result, the Company recorded a provisional tax expense of $6,603,240 during the year ended December 31, 2017.

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2014 through 2017 remain subject to examination. The Company’s franchise tax returns in Texas remain subject to examination for 2013 through 2017. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2017, sales to two customers represented 76% and 18%, respectively, or total oil and gas revenues. At December 31, 2017, sales to two of our customers made up 88% and 10%, respectively, of accounts receivable. During the year ended December 31, 2016, sales to two customers represented 50% and 42%, respectively of total oil and gas revenues. At December 31, 2016, these two customers made up 59% and 32%, respectively, of accounts receivable. During the year ended December 31, 2015, sales to three customers represented 48%, 23% and 20%, respectively of total sales. At December 31, 2015, these three customers made up 30%, 53% and 0%, respectively, of accounts receivable. The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Stock-Based Employee and Non-Employee Compensation – The Company has outstanding stock options to directors, employees and contract employees, which are described more fully in Note 10. The Company accounts for its stock options grants in accordance with generally accepted accounting principles. Generally accepted accounting principles require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Generally accepted accounting principles also requires stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2017, 2016 and 2015 was $3,685,079, $2,267,053 and $2,566,716, respectively.

Reclassifications – Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or stockholders’ equity.

Recently Adopted Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation (Topic 718.) The guidance seeks to simplify the accounting for share-based compensation. The new standard requires all excess tax benefits and reductions from differences between the deduction for tax purposes and the compensation cost recorded for financial reporting purposes be recognized as income tax expense or benefit in the Statement of Operations and not recognized as additional paid-in capital. The new standard also requires all excess tax benefits and deficiencies to be classified as operating activity included with income tax cash flows. Ring adopted this ASU as of January 1, 2017. The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463. The Company will use the prospective method to account for current period and future excess tax benefit. For the year ended December 31, 2017, this resulted in a decrease of $49,896 to our income tax provision. The Company has also elected to continue to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2017	2016	2015
Net Income (Loss)	$1,753,869	$(37,637,687)	$(9,052,771)
Basic Weighted-Average Shares Outstanding	51,383,008	38,710,626	28,176,924
Effect of dilutive securities:
Stock options	1,413,932	-	-
Restricted stock	9,772	-	-
Diluted Weighted-Average Shares Outstanding	52,806,712	38,710,626	28,176,924
Basic Earnings (Loss) per Share	$0.03	$(0.97)	$(0.32)
Diluted Earnings (Loss) per Share	$0.03	$(0.97)	$(0.32)

Stock options to purchase 603,500, 3,358,250 and 2,881,150 shares of common stock were excluded from the computation of diluted earnings (loss) per share during the years ended December 31, 2017, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

As disclosed in Note 15 below, subsequent to December 31, 2017, the Company issued 6,164,000 shares of common stock in an underwritten public offering.

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the Ford West Field and Ford Geraldine Unit acquisition had been completed on January 1, 2015.

For the year ended December 31,	2015

Oil and Gas Revenues	$37,253,437
Net Income (Loss)	$(9,097,288)

Basic Earnings (Loss) per Share	$(0.32)
Diluted Earnings (Loss) per Share	$(0.32)

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

As of December 31,	2017	2016
Proved oil and natural gas properties	$433,591,134	$250,133,965
Inventory for property development	-	1,582,427
Fixed assets subject to depreciation	1,884,818	1,549,311
Total capitalized costs	435,475,952	253,265,703
Accumulated depletion, depreciation and amortization	(61,864,932)	(41,347,152)

Net Capitalized Costs	$373,611,020	$211,918,551

Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2017	2016
Acquisition of proved properties	$28,682,298	$10,193,927
Development costs	125,977,758	26,862,680

Total Net Costs Incurred	$154,660,056	$37,056,607

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

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

On October 27, 2017, the Company entered in additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2018 through December 31, 2018 for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At December 31, 2017, 100% of our volumes subject to derivative instruments are with lenders under our credit facility.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2017

Oil and gas derivative contracts	$-	$(3,968,286)	$-	$(3,968,286)

Total	$-	$(3,968,286)	$-	$(3,968,286)

NOTE 7 – REVOLVING LINE OF CREDIT

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2017, the Company was in compliance with all covenants contained in the Credit Facility, and no amounts were outstanding on the Credit Facility.

NOTE 8 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2015, 2016 and 2017 is as follows:

Balance, December 31, 2014	$3,896,489
Liabilities acquired	3,361,634
Liabilities incurred	171,635
Liabilities settled	(446,192)
Accretion expense	418,384
Balance, December 31, 2015	$7,401,950
Liabilities incurred	308,509
Liabilities settled	(240,606)
Accretion expense	487,182
Balance, December 31, 2016	$7,957,035
Liabilities incurred	1,297,289
Liabilities settled	(766,595)
Accretion expense	567,968
Balance, December 31, 2017	$9,055,697

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share and 50,000,000 shares of Preferred Stock.

Common Stock Issued in Public Offering –In June 2015, the Company closed an underwritten public offering of 4,500,000 shares of its common stock at $11.50 per share for gross proceeds of $51,750,000. In July 2015, the Company closed on the over-allotment associated with this offering, resulting in the issuance of an additional 100,000 shares of common stock at $11.50 per share, for gross proceeds of $1,150,000. Total net proceeds from the offering were $50,039,853, after deducting commissions and offering expenses payable by the Company of approximately $2,860,147.

In April 2016, the Company closed on an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option, at $5.60 per share for gross proceeds of $64,400,000. Total net proceeds from the offering were $61,063,497, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503.

In December 2016, the Company closed on an underwritten public offering of 7,195,387 shares of its common stock, including 670,387 shares sold pursuant to the partial exercise of an over-allotment option, at $11.50 per share for gross proceeds of $82,746,951. Total net proceeds from the offering were $78,485,787, after deducting underwriting commissions and offering expenses payable by the Company of $4,261,164.

In July 2017, the Company closed on an underwritten public offering of 4,977,658 shares of its common stock, including 477,658 shares sold pursuant to the partial exercise of an over-allotment option, at $12.50 per share for gross proceeds of $62,220,725. Total net proceeds from the offering were $59,026,956, after deducting underwriting commissions and offering expenses payable by the Company of $3,193,769.

Common Stock Issued for option exercises – During the years ended December 31, 2015, 2016 and 2017, the Company issued 56,875, 26,334 and 133,308 shares of common stock as a result of option exercises, respectively. The following tables present the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2015	10,000	$2.00	8,115	1,885	$-	$10.61	$20,000
	5,000	4.50	5,000	-	22,500	10.00	-
	20,000	2.00	20,000	-	40,000	10.14	-
	10,000	4.50	6,127	3,873	-	11.62	45,000
	5,000	5.50	2,633	2,367	-	11.62	27,500
	15,000	4.50	15,000	-	67,500	11.06	-
	600	8.00	600	-	4,800	8.07	-

2015 Totals	65,600		57,475	8,125	$134,800		$92,500
2015 Weighted Averages		$3.46				$10.73

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2016	5,000	$4.50	5,000	-	$22,500	$4.72	$-
	20,000	4.50	20,000	-	90,000	7.29	-
	150	2.00	119	31	-	9.72	300
	350	2.00	276	74	-	9.46	700
	400	2.00	339	61	-	13.05	800

2016 Totals	25,900		25,734	166	$112,500		$1,800
2016 Weighted Averages		$4.41				$6.93

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2017	4,100	$2.00	3,491	609	$-	$13.47	$8,200
	60,000	2.00	50,156	9,844	-	12.19	120,000
	200	8.00	116	84	-	13.75	1,600
	1,500	10.89	1,188	312	-	13.75	16,335
	600	5.25	229	371	-	13.75	3,150
	20,000	5.50	11,953	8,047	-	13.67	110,000
	2,000	8.00	830	1,170	-	13.67	16,000
	2,000	5.25	1,232	768	-	13.67	10,500
	15,000	2.00	12,875	2,125	-	14.12	30,000
	60,000	2.00	51,238	8,762	-	13.70	120,000

2017 Totals	165,400		133,308	32,092	$-		$435,785
2017 Weighted Averages		$2.63				$13.18

NOTE 10 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There were 1,040,200 shares eligible for grant, either as options or as restricted stock, at December 31, 2017.

Employee Stock Options – Following is a table reflecting the issuances during 2015, 2016 and 2017 and their related exercise prices:

Grant date	# of options	Exercise price
April 1, 2015	3,750	$10.89
December 9, 2015	291,000	8.25

January 13, 2016 (1)	241,000	$5.25
May 3, 2016	15,000	6.42
December 13, 2016	582,500	11.75

April 20, 2017	7,500	$11.70

	1,140,750

(1) On December 9, 2015, Ring issued option awards to its named executive officers and directors. On January 13, 2016, upon the recommendation of the Compensation Committee, Ring rescinded the option awards granted to its employees and directors (other than Messrs. McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards include the additional fair value of the new options over the original grant.

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2017, 2016 and 2015 and changes during the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of the year	3,362,350	$5.90	2,881,750	$5.07	2,684,500	$4.67
Issued	7,500	11.70	838,500	9.79	294,750	8.28
Forfeited or rescinded	(11,450)	10.12	(331,400)	8.62	(32,500)	4.47
Exercised	(165,400)	2.63	(26,500)	4.41	(65,000)	3.46

Outstanding at end of year	3,193,000	$6.07	3,362,350	$5.90	2,881,750	$5.07

Exercisable at end of year	2,091,900	$4.85	1,722,850	$4.01	1,214,000	$3.85

Weighted average fair value of options granted during the year		$9.14		$9.72		$6.55

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2017, 2016 and 2015. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2017, 2016 and 2015:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

April 1, 2015	1.32%	6.5	-	103%
December 9, 2015	1.64%	6.5	-	100%

January 13, 2016	1.51%	6.5	-	100%
May 3, 2016	1.25%	6.5	-	99%
December 13, 2016	1.92%	6.5	-	96%

April 20, 2017	1.78%	6.5	-	94%

For the years ended December 31, 2017, 2016 and 2015, the Company incurred stock based compensation expense related to stock options of $3,618,309, $2,267,053 and $2,566,716, respectively. As of December 31, 2017, there was $3,741,997 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2017 was $25,126,363. The aggregate intrinsic value of options exercisable at December 31, 2017 was $19,884,600. The year-end intrinsic values are based on a December 31, 2017 closing price of $13.90.

Options exercised of 165,400 in 2017, 26,500 in 2016 and 65,000 in 2015 had an aggregate intrinsic value on the date of exercise of $1,744,047, $65,089 and $476,642, respectively.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2017:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
2.00	555,000	4.17	555,000
4.50	1,340,000	5.24	1,080,000
5.50	5,000	5.45	-
7.50	29,000	5.73	23,000
10.00	90,000	6.21	72,000
14.54	20,000	6.99	12,000
8.00	282,500	7.17	168,700
8.25	50,000	8.19	20,000
5.25	223,000	8.28	45,000
6.42	15,000	8.59	3,000
11.75	576,000	9.20	115,200
11.70	7,500	9.30	-

	3,193,000	6.27	2,093,900

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, the company has a net loss and therefore not yet subject to income taxes. Accordingly, no excess tax benefits have been recognized for the years ended December 31, 2017, 2016 or 2015.

Restricted stock grants – Following is a table reflecting the restricted stock grants during 2017. No restricted stock was granted during 2015 or 2016.

Grant date	# of shares of restricted stock
December 19, 2017	330,900

All restricted stock grants vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of restricted stock grants as of December 31, 2017 and changes during the years ended December 31, 2017 is as follows:

	2017
	Restricted stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of the year	-	$-
Granted	330,900	13.44
Forfeited or rescinded	-	-
Vested	-	-

Outstanding at end of year	330,900	$13.44

No restricted stock was granted prior to 2017.

No restricted stock vested during 2017.

For the year ended December 31, 2017, the Company incurred stock based compensation expense related to restricted stock grants of $66,770. No such expense was incurred during 2016 or 2015. As of December 31, 2017, there was $4,380,526 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.0 years.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company is leasing office space from Arenaco, LLC, a company that is owned by two of stockholders’ of the Company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2017, 2016 and 2015, the Company paid $60,000, $60,000 and $60,000, respectively, to this company.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas and Kansas totaling $280,000 to allow the Company to do business in those states. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

Operating leases – The following table summarizes our future estimated office lease payments for periods subsequent to December 31, 2017. The leases pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $543,770, $527,582 and $526,658 for the years ended December 31, 2017, 2016 and 2015, respectively. The following table reflects the future minimum lease payments under the operating lease as of December 31, 2017.

Year	Lease Obligation

2018	$531,550
2019	$539,675
2020	37,725

$1,108,950

NOTE 13 – INCOME TAXES

For the years ended December 31, 2017, 2016 and 2015, components of our provision for income taxes are as follows:

Provision for Income Taxes	2017	2016	2015
Deferred taxes	$10,416,171	$(19,987,585)	$(5,003,713)
Provision for (Benefit from) Income Taxes	$10,416,171	$(19,987,585)	$(5,003,713)

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2017	2016	2015
Tax at federal statutory rate (34%)	$4,194,556	$(19,592,592)	$(4,779,205)
Non-deductible expenses	6,158	2,558	6,599
Excess tax benefit from stock option exercises	(453,217)	15,055	(89,597)
Adjust prior estimates to tax return	(58,766)	167,526	-
States taxes, net of Federal benefit	124,200	(580,132)	(141,510)
Effect of departure from State of Kansas	(350,059)	-	-
Adjustment for change in future effective tax rate (1)	6,953,299	-	-
Provision for (Benefit from) Income Taxes	$10,416,171	$(19,987,585)	$(5,003,713)

(1) The enactment of the Tax Cuts and Jobs Act provided for a decrease in the corporate tax rate to 21% from 35%, resulting in a net $6.95 million reduction to our net deferred tax asset as of December 31, 2017.

The net deferred taxes consisted of the following at December 31, 2017 and 2016:

Deferred Taxes:	2017	2016
Deferred tax liabilities
Property and equipment	$27,563,290	$10,092,289

Deferred tax assets
Stock-based compensation	6,667,643	3,814,909
Operating loss and IDC carryforwards	32,127,847	26,329,288
Deferred tax assets	38,795,490	30,144,197
Net deferred income tax asset	$(11,232,200)	$(20,051,908)

As of December 31, 2017, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $106.9 million which, if unused, will begin to expire in 2027 and fully expire in 2037.

NOTE 14 – QUARTERLY FINANCIAL DATE (UNAUDITED)

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,045,701	$8,976,790	$8,629,007	$7,362,394
Operating Income (Loss)	(1,549,389)	1,019,686	(1,473,514)	(11,311,117)
Net Income (Loss)	(975,624)	534,167	(1,138,268)	(7,473,046)
Basic Net Income (Loss) Per Share	$(0.04)	$0.02	$(0.04)	$(0.25)
Diluted Net Income (Loss) Per Share	(0.04)	0.02	(0.04)	(0.25)

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,092,388	$7,104,609	$7,822,543	$9,830,709
Operating Income (Loss)	(23,833,480)	(25,516,087)	(9,121,201)	1,438,007
Net Income (Loss)	(15,275,044)	(15,941,500)	(5,944,137)	(477,006)
Basic Net Income (Loss) Per Share	$(0.50)	$(0.41)	$(0.14)	$(0.01)
Diluted Net Income (Loss) Per Share	(0.50)	(0.41)	(0.14)	(0.01)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$12,243,793	$14,503,309	$16,643,930	$23,308,668
Operating Income	2,502,852	2,621,612	4,292,081	6,550,596
Net Income (Loss)	1,279,281	1,910,763	3,073,760	(4,509,935)
Basic Net Income (Loss) Per Share	$0.03	$0.04	$0.06	$(0.08)
Diluted Net Income (Loss) Per Share	0.03	0.04	0.06	(0.08)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company drew $10 million dollars on the Company’s Credit Facility.

Subsequent to December 31, 2017, the Company closed on an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the full exercise of an over-allotment option, at $14.00 per share for gross proceeds of $86,296,000. Total net proceeds from the offering were approximately $81.8 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $4.5 million.

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

For the years ended December 31,	2017	2016	2015
Oil and gas sales	$66,699,700	$30,850,248	$31,013,392
Production costs	(15,978,362)	(9,867,800)	(9,958,380)
Production taxes	(3,152,562)	(1,504,620)	(1,468,073)
Depreciation, depletion, amortization and accretion	(21,085,748)	(11,970,496)	(15,594,175)
Ceiling test impairment	-	(56,513,016)	(9,312,203)
General and administrative (exclusive of corporate overhead)	(995,265)	(1,082,360)	(1,242,524)
Results of Oil and Gas Producing Operations	$25,487,763	$(50,088,044)	$(6,561,963)

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

For the Year Ended December 31,	2017		2016
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	24,999,100	16,454,849	22,312,450	12,539,600
Purchases of minerals in place	21,855	-	-	-
Improved recovery and extensions	8,752,269	5,123,652	3,714,442	2,366,395
Sale of minerals in place	(26,593)	(251,071)	-	-
Production	(1,311,727)	(761,517)	(728,051)	(900,089)
Revision of previous estimate	(3,491,162)	(2,528,424)	(299,741)	2,448,943

End of year	28,943,742	18,037,489	24,999,100	16,454,849

Proved Developed at end of year	15,321,600	12,647,200	7,309,800	9,437,000

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2017	2016
Future cash flows	$1,452,588,325	$1,019,179,570
Future production costs	(476,753,026)	(318,378,291)
Future development costs	(132,347,551)	(140,511,904)
Future income taxes	(131,646,889)	(150,765,686)
Future net cash flows	711,840,859	409,523,689
10% annual discount for estimated timing of cash flows	(389,375,740)	(249,728,651)

Standardized Measure of Discounted Cash Flows	$322,465,119	$159,795,038

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2017	2016
Beginning of the year	$159,795,038	$172,686,441
Purchase of minerals in place	179,441	-
Extensions, discoveries and improved recovery, less related costs	77,967,484	42,388,078
Development costs incurred during the year	181,887,252	43,085,217
Sales of oil and gas produced, net of production costs	(50,721,338)	(19,477,828)
Sales of minerals in place	(508,331)	-
Accretion of discount	22,991,164	11,995,583
Net changes in price and production costs	108,595,790	(59,100,870)
Net change in estimated future development costs	(60,604,384)	(13,064,453)
Revision of previous quantity estimates	(56,812,326)	1,619,437
Revision of estimated timing of cash flows	(58,123,153)	(30,342,680)
Net change in income taxes	(2,181,518)	10,006,113

End of the Year	$322,465,119	$159,795,038

