Form 10-Q
period 2018-03-31
RING ENERGY, INC.
filed 2018-05-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

☐ Yes ☒ No

The registrant has one class of common stock of which 60,388,029 shares were outstanding at May 7, 2018.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2018

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2017. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$47,036,101	$15,006,581
Accounts receivable	13,447,211	12,833,883
Joint interest billing receivable	636,336	1,054,022
Prepaid expenses and retainers	131,027	229,438
Total Current Assets	61,250,675	29,123,924
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	483,115,061	433,591,134
Fixed assets subject to depreciation	1,848,405	1,884,818
Total Properties and Equipment	484,963,466	435,475,952
Accumulated depreciation, depletion and amortization	(70,344,636)	(61,864,932)
Net Properties and Equipment	414,618,830	373,611,020
Deferred Income Taxes	8,263,971	11,232,200
Deferred Financing Costs	67,671	135,342
Total Assets	$484,201,147	$414,102,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,822,069	$44,475,163
Derivative liabilities	4,758,987	3,968,286
Total Current Liabilities	29,581,056	48,443,449

Asset retirement obligations	9,447,852	9,055,697
Total Liabilities	39,028,908	57,499,146
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 60,388,029 shares and 54,224,029 shares issued and outstanding, respectively	60,388	54,224
Additional paid-in capital	480,801,870	397,904,769
Accumulated deficit	(35,690,019)	(41,355,653)
Total Stockholders' Equity	445,172,239	356,603,340
Total Liabilities and Stockholders' Equity	$484,201,147	$414,102,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2018	2017
Oil and Gas Revenues	$29,891,391	$12,243,793

Costs and Operating Expenses
Oil and gas production costs	5,781,910	2,705,371
Oil and gas production taxes	1,425,882	583,264
Depreciation, depletion and amortization	8,501,379	3,474,019
Asset retirement obligation accretion	161,120	137,176
General and administrative expense	3,085,980	2,841,111

Total Costs and Operating Expenses	18,956,271	9,740,941

Income from Operations	10,935,120	2,502,852

Other Income (Expense)
Interest income	8,953	116,679
Interest expense	(44,483)	-
Realized loss on derivatives	(1,475,026)	-
Unrealized loss on change in fair value of derivatives	(790,701)	-

Net Other Income (Expense)	(2,301,257)	116,679

Income before tax provision	8,633,863	2,619,531

Provision for Income Taxes	(2,968,229)	(1,340,250)

Net Income	$5,665,634	$1,279,281

Basic Income per Share	$0.10	$0.03
Diluted Income per Share	$0.10	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2018	2017
Cash Flows From Operating Activities
Net income	$5,665,634	$1,279,281
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,501,379	3,474,019
Accretion expense	161,120	137,176
Share-based compensation	1,081,199	991,210
Deferred income tax provision	1,809,625	923,390
Excess tax deficiency related to share-based compensation	1,158,604	416,860
Change in fair value of derivative instruments	790,701	-
Changes in assets and liabilities:
Accounts receivable	(195,642)	(1,119,947)
Prepaid expenses and retainers	166,082	161,693
Accounts payable	(32,653,094)	4,761,819
Settlement of asset retirement obligation	(149,772)	(8,929)
Net Cash Provided by (Used in) Operating Activities	(13,664,164)	11,016,572
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(1,061,195)	(3,924,404)
Payments to develop oil and natural gas properties	(35,081,925)	(19,796,719)
Proceeds from disposal of fixed assets subject to depreciation	14,738	-
Purchase of inventory for development	-	(2,816,165)
Net Cash Used in Investing Activities	(36,128,382)	(26,537,288)
Cash Flows From Financing Activities
Amounts paid for registration statement for future offerings	-	(147,537)
Proceeds from issuance of common stock, net of offering costs	81,822,066	-
Net Cash Provided by (Used in) Financing Activities	81,822,066	(147,537)
Net Decrease in Cash	32,029,520	(15,668,253)
Cash at Beginning of Period	15,006,581	71,086,381
Cash at End of Period	$47,036,101	$55,418,128
Supplemental Cash Flow Information
Cash paid for interest	$44,483	$-
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$380,807	$244,372
Use of inventory in property development	-	687,443
Capitalized expenditures attributable to drilling projects financed through current liabilities	13,000,000	4,700,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.

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

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of accounts receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended March 31, 2018, the change in fair value resulted in the recognition of a loss of $790,701 on derivative contracts. The was no gain or loss on derivatives during the three months ended March 31, 2017, as the Company did not have any derivative instruments during that period.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2018. During the three months ended March 31, 2018, sales to two customers represented 85% and 12%, respectively, of the Company’s oil and gas revenues. At March 31, 2018, these two customers made up 88% and 9%, respectively, of the Company’s accounts receivable.

Approximately 95% of the Company’s accounts and joint interest receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2018. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2018, was $8,501,379 based on depletion at the rate of $16.36 per barrel of oil equivalent compared to $3,474,019 for the three months ended March 31, 2017, based on depletion at the rate of $13.09 per barrel of oil equivalent. These amounts include $80,446 of depreciation for the three months ended March 31, 2018, compared to $72,705 of depreciation for the three months ended March 31, 2017.

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

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (ASU) 2014-09. The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting this standard. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgement and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products. See Note 2 for additional information.

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the three months ended March 31, 2017 and 2018 the Company recorded an increase in our income tax provision of $416,860 and $1,158,604, respectively.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The SEC subsequently issued a Staff Accounting Bulletin No. 118, “Income tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Among other changes, the Tax Act lowered the corporate tax rate to 21%.

Recently Adopted Accounting Pronouncements – In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this guidance has not had any impact on the Company’s statement of cash flows.

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

Ring adopted this ASU as of January 1, 2018. The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting the ASU and accordingly, the Company has not recorded any cumulative adjustment to retained earnings under the modified retrospective approach.

The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. A five-step model is utilized to achieve the core principle: (1) identify the customer contract; (2) identify the contract’s performance obligation; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation; and (5) recognize revenue when or as a performance obligation is satisfied.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Ring predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgement and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or of a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company has adopted this standard using the prospective approach. The adoption of this guidance has not had any impact on the Company’s financial statements.

Recent Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. Upon adoption the Company will begin reflecting long-term future lease payments as both an asset and a liability on its balance sheet. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which makes significant changes to the current hedge accounting guidance. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The new standard update is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but we do not plan to early adopt. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

NOTE 2 – REVENUE RECOGNITION

Oil sales

Under the Company’s oil sales contracts it sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Natural gas sales

Under the Company’s natural gas sales processing contracts, it delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchased at the point of delivery.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For The Three Months
	Ended March 31,
	2018	2017
Operating revenues
Oil	$29,140,165	$11,697,084
Natural gas	751,226	546,709

Total operating revenues	$29,891,391	$12,243,793

All revenues, both oil and gas, are from production from the Permian Basin in Texas.

NOTE 3 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2018	2017
Net Income	$5,665,634	$1,279,281
Basic Weighted-Average Shares Outstanding	56,415,673	49,114,731
Effect of dilutive securities:
Stock options	1,491,095	1,299,704
Restricted stock	42,621	-
Diluted Weighted-Average Shares Outstanding	57,949,389	50,414,435
Basic Income per Share	$0.10	$0.03
Diluted Income per Share	$0.10	$0.03

Stock options to purchase 583,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2018, as their effect would have been anti-dilutive. Stock options to purchase 602,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2017, as their effect would have been anti-dilutive.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying balance sheets. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) in the accompanying statements of operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2018, 100% of our volumes subject to derivative instruments are with lenders under our credit facility.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2018

Oil and gas derivative contracts	$-	$(4,758,987)	$-	$(4,758,987)

Total	$-	$(4,758,987)	$-	$(4,758,987)

NOTE 6 – REVOLVING LINE OF CREDIT

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2018, the borrowing base remains at $60 million and no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

NOTE 7 – ASSET RETIREMENT OBLIGATION

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Balance, December 31, 2017	$9,055,697
Liabilities incurred	380,807
Liabilities settled	(149,772)
Accretion expense	161,120
Balance, March 31, 2018	$9,447,852

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

During the three months ended March 31, 2017, the Company issued 3,491 shares of common stock as the result of the cashless exercise of 4,100 options. The exercise price of the options was $2.00 per share. The Company retained 609 shares of common stock valued at $13.47 for an aggregate of $8,200 as the exercise price.

Common Stock Issued in Public Offering – In February 2018, the Company closed on an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the full exercise of an over-allotment option, at $14.00 per share for gross proceeds of $86,296,000. Total net proceeds from the offering were $81,822,066, after deducting underwriting commissions and offering expenses payable by the Company of $4,473,934.

NOTE 9 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three months ended March 31, 2018, was $1,081,199, as compared to $991,210 for the three months ended March 31, 2017. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2018, there were 1,040,200 shares remaining eligible for issuance under the plan.

Stock Options

A summary of the stock option activity as of March 31, 2018, and changes during the three months then ended is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2017	3,193,000	$6.07
Granted	-	$-
Forfeited or rescinded	-	$-
Vested	-	$-
Outstanding, March 31, 2018	3,193,000	$6.07	5.8 Years	$23,557,935
Exercisable, March 31, 2018	2,401,900	$4.82	5.0 Years

The intrinsic value was calculated using the closing price on March 29, 2018 of $14.35. As of March 31, 2018, there was $3,257,518 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.3 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of March 31, 2018, and changes during the three months then ended is as follows:

	Restricted stock	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2017	330,900	$13.44
Granted	-	-
Forfeited or rescinded	-	-
Vested	-	-
Outstanding, March 31, 2018	330,900	$13.44

As of March 31, 2018, there was $3,879,748 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.6 years.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued a standby letter of credit on behalf of the Company to the states of Texas for $250,000 to allow the Company to do business there. The standby letter of credit is valid until cancelled or matured and is collateralized by the revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letters of credit for as long as the Company does business in the states of Texas. No amounts have been drawn under the standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and our interim unaudited financial statements and accompanying notes to these financial statements.

Results of Operations – For the Three Months Ended March 31, 2018 and 2017

Oil and natural gas sales. For the three months ended March 31, 2018, oil and natural gas sales revenue increased $17,647,598 to $29,891,391, compared to $12,243,793 for the same period during 2017, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $17,443,081 and natural gas sales increased $204,517. For the three months ended March 31, 2018, oil sales volume increased 239,604 barrels to 479,864 barrels, compared to 240,260 barrels for the same period in 2017. The average realized per barrel oil price increased 25% from $48.69 for the three months ended March 31, 2017, to $60.73 for the three months ended March 31, 2018. For the three months ended March 31, 2018, gas sales volume increased 41,682 thousand cubic feet (MCF) to 210,031 MCF, compared to 168,349 MCF for the same period in 2017. The average realized natural gas price per MCF increased 10% from $3.25 for the three months ended March 31, 2017, to $3.58 for the three months ended March 31, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,705,371 or $10.08 per barrel of oil equivalent (BOE) for the three months ended March 31, 2017, to $5,781,910 or $11.23 per BOE for the three months ended March 31, 2018.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2017, and remained steady at 5% for the three months ended March 31, 2018. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $5,027,360 to $8,501,379 for the three months ended March 31, 2018, compared to $3,474,019 during the same period in 2017. The increase was primarily a result of higher production volumes.

Realized loss from Derivative Instruments. Realized loss on derivatives for the three months ended March 31, 2018 was $1,475,026. There was no gain or loss of derivatives during the three months ended March 31, 2017, as the Company did not have any derivative instruments during that period. At current prices, the Company will show additional realized losses each quarter for the remainder of 2018.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended March 31, 2018, the change in fair value resulted in the recognition of a loss of $790,701 on derivative contracts. The Company did not have gains or losses on derivative contracts for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses increased $244,869 to $3,085,980 for the three months ended March 31, 2018, as compared to $2,841,111 for the three months ended March 31, 2017. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense.

Net income. For the three months ended March 31, 2018, the Company showed a net gain of $5,665,634 as compared to $1,279,281 for the three months ended March 31, 2017. This change primarily resulted from increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2018, the Company had cash on hand of $47,036,101, compared to $15,006,581 as of December 31, 2017. The increase in cash on hand was the result of a public offering during the three months ended March 31, 2018. The Company had net cash used in operating activities for the three months ended March 31, 2018, of $13,664,164, compared to cash provided by operating activities of $11,016,572 for the same period of 2017. The other most significant cash inflows during the three months ended March 31, 2018 was proceeds from issuance of common stock of $81,822,066. The most significant cash outflows during the three months ended March 31, 2018 and 2017 were capital expenditures in connection with the purchase and development of oil and gas properties of $36,143,120 and $26,537,288, respectively. The increased capital expenditures were primarily the result of the Company’s increase in the development of its oil and gas properties in 2018.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2018, the borrowing base remains at $60 million and no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

While oil and natural gas prices have declined significantly since their peak in 2014, prices have steadily increased since June of 2017 and have continued to increase for the three months ended March 31, 2018. As a result, our revenues, have increased.  However, a substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of March 31, 2018, the Company had no amounts outstanding under its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2018, ranged from a low of $59.25 per barrel to a high of $62.06 per barrel. Natural gas prices we received during the same period ranged from a low of $2.90 per Mcf to a high of $4.08 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of March 31, 2018, we had hedging arrangements in place covering 2,000 barrels of oil per day for calendar year 2018. The hedges we have in place are in the form of costless collars. “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. We had one costless collar for 1,000 barrels of oil per day with a put price of $49.00 and a call price of $54.60. We had another costless collar for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $13.4 million at March 31, 2018) and through receivables from our joint interest partners (approximately $636 thousand at March 31, 2018). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2018, sales to two customers, Occidental Energy Marketing (“Oxy”) and Plains Marketing, L.P. (“Plains”) represented 85% and 12% of oil and gas revenues, respectively. As of March 31, 2018, Oxy and Plains represented 88% and 9% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On February 27, 2018, the Company closed an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the exercise of an over-allotment option previously granted to the underwriters, pursuant to an effective registration statement on Form S-3 (Registration No. 333-215909), which was declared effective by the SEC on February 14, 2017. The shares were sold at the public offering price of $14.00 per share. SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers in the offering, and Capital One Securities, Inc., Euro Pacific Capital Inc., Imperial Capital, LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Roth Capital Partners acted as co-managers for the offering. The gross proceeds from the offering were approximately $86.3 million, and the Company’s net proceeds from the offering were approximately $81.8 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $4.5 million.  The approximately $4.5 million in offering costs and expenses included approximately $4.3 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner. As of March 31, 2018, the Company had expended approximately $34.8 million in oil and gas property leasing and development activities with approximately $47.0 million remaining.

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

Ring Energy, Inc.

Date: May 8, 2018	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

