Form 10-Q
period 2018-06-30
RING ENERGY, INC.
filed 2018-08-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

☐  Yes   ☒ No

The registrant has one class of common stock of which 60,388,029 shares were outstanding at August 8, 2018.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2018

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2017. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

•	declines or volatility in the prices we receive for our oil and natural gas;

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team on commercially reasonable terms;

•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$13,431,146	$15,006,581
Accounts receivable	11,344,504	12,833,883
Joint interest billing receivable	1,331,682	1,054,022
Prepaid expenses	437,733	229,438
Total Current Assets	26,545,065	29,123,924
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	547,069,209	433,591,134
Fixed assets subject to depreciation	1,465,551	1,884,818
Total Properties and Equipment	548,534,760	435,475,952
Accumulated depreciation, depletion and amortization	(79,196,695)	(61,864,932)
Net Properties and Equipment	469,338,065	373,611,020
Deferred Income Taxes	7,004,926	11,232,200
Deferred Financing Costs	565,415	135,342
Total Assets	$503,453,471	$414,102,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$36,887,834	$44,475,163
Derivative liabilities	5,858,260	3,968,286
Total Current Liabilities	42,746,094	48,443,449

Asset retirement obligations	9,815,977	9,055,697
Total Liabilities	52,562,071	57,499,146
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 60,388,029 shares and 54,224,029 shares issued and outstanding, respectively	60,388	54,224
Additional paid-in capital	481,801,225	397,904,769
Accumulated deficit	(30,970,213)	(41,355,653)
Total Stockholders' Equity	450,891,400	356,603,340
Total Liabilities and Stockholders' Equity	$503,453,471	$414,102,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Oil and Gas Revenues	$29,924,883	$14,503,309	$59,816,274	$26,747,102

Costs and Operating Expenses
Oil and gas production costs	6,638,313	3,514,375	12,420,223	6,219,746
Oil and gas production taxes	1,428,995	691,174	2,854,877	1,274,438
Depreciation, depletion and amortization	9,144,115	5,136,426	17,645,494	8,610,445
Asset retirement obligation accretion	164,670	173,573	325,790	310,749
General and administrative expense	3,151,231	2,366,149	6,237,211	5,207,260

Total Costs and Operating Expenses	20,527,324	11,881,697	39,483,595	21,622,638

Income from Operations	9,397,559	2,621,612	20,332,679	5,124,464

Other Income (Expense)
Interest income	82,991	47,311	91,944	163,990
Interest expense	-	-	(44,483)	-
Realized loss on derivatives	(2,402,426)	-	(3,877,452)	-
Unrealized loss on change in fair value of derivatives	(1,099,273)	-	(1,889,974)	-

Net Other Income (Expense)	(3,418,708)	47,311	(5,719,965)	163,990

Income before tax provision	5,978,851	2,668,923	14,612,714	5,288,454

Provision for Income Taxes	(1,259,045)	(758,160)	(4,227,274)	(2,098,410)

Net Income	$4,719,806	$1,910,763	$10,385,440	$3,190,044

Basic Earnings per Share	$0.08	$0.04	$0.18	$0.06
Diluted Earnings per Share	$0.08	$0.04	$0.17	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2018	2017
Cash Flows From Operating Activities
Net income	$10,385,440	$3,190,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,645,494	8,610,445
Accretion of asset retirement obligation	325,790	310,749
Share-based compensation	2,083,547	1,803,292
Deferred income tax provision	3,068,670	1,787,513
Excess tax deficiency related to share-based compensation	1,158,604	310,897
Change in fair value of derivative instruments	1,889,974	-
Changes in assets and liabilities:
Accounts receivable	1,211,719	(4,948,634)
Prepaid expenses	(638,368)	(57,620)
Accounts payable	(3,587,329)	7,424,473
Settlement of asset retirement obligation	(265,728)	(309,511)
Net Cash Provided by Operating Activities	33,277,813	18,121,648
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(3,270,000)	(24,727,390)
Payments to develop oil and natural gas properties	(113,507,857)	(49,184,297)
Proceeds from disposal of fixed assets subject to depreciation	105,536	-
Purchase of equipment, vehicles and leasehold improvements	-	(186,599)
Purchase of inventory for development	-	(2,816,165)
Net Cash Used in Investing Activities	(116,672,321)	(76,914,451)
Cash Flows From Financing Activities
Amounts paid for registration statement for future offerings	-	(157,200)
Proceeds from issuance of common stock, net of offering costs	81,819,073	-
Net Cash Provided by (Used in) Financing Activities	81,819,073	(157,200)
Net Decrease in Cash	(1,575,435)	(58,950,003)
Cash at Beginning of Period	15,006,581	71,086,381
Cash at End of Period	$13,431,146	$12,336,378
Supplemental Cash Flow Information
Cash paid for interest	$44,483	$-
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$700,218	$476,437
Use of inventory in property development	-	2,521,265
Capitalized expenditures attributable to drilling projects financed through current liabilities	19,000,000	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Derivative Instruments and Hedging Activities – The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three and six months ended June 30, 2018, the change in fair value resulted in the recognition of losses of $1,099,273 and $1,889,974, respectively, on derivative contracts. The was no gain or loss on derivatives during the three and six months ended June 30, 2017, as the Company did not have any derivative instruments in place during that period.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2018. During the six months ended June 30, 2018, sales to two customers represented 84% and 13%, respectively, of the Company’s oil and gas revenues. At June 30, 2018, these two customers made up 86% and 11%, respectively, of the Company’s accounts receivable.

Approximately 90% of the Company’s accounts and joint interest billing receivables is from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at June 30, 2018. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Depreciation, depletion and amortization expense for the three and six months ended June 30, 2018, was $9,144,115 and $17,645,494, respectively, based on depletion at the rate of $16.36 and $17.40 per barrel of oil equivalent compared to $5,136,429 and $8,610,445 for the three and six months ended June 30, 2017, based on depletion at the rate of $13.09 and $12.85 per barrel of oil equivalent. These amounts include $48,740 and $129,186, respectively, of depreciation for the three and six months ended June 30, 2018, compared to $76,773 and $149,478, respectively, of depreciation for the three and six months ended June 30, 2017.

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

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (ASU) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 for additional information.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors, officers and employees, which are described more fully in Note 9. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

In January 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the three months ended June 30, 2017, the Company recorded a decrease in our income tax provision of $105,963. For the three months ended June 30, 2018, the Company recorded no change in the income tax provision. For the six months ended June 30, 2017 and 2018, the Company recorded an increase in our income tax provision of $310,897 and $1,158,604, respectively.

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

Ring adopted ASU 2014-09 as of January 1, 2018. The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09 and accordingly, the Company has not recorded any cumulative adjustment to retained earnings under the modified retrospective approach.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Ring predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser, and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The guidance assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or of a business. ASU 2017-01 provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company has adopted this standard using the prospective approach. The adoption of 2017-01 has not had any impact on the Company’s financial statements.

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

NOTE 2 – REVENUE RECOGNITION

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Natural gas sales

Under the Company’s natural gas sales processing contracts, the Company delivers natural gas to a midstream processing entity. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenues
Oil	$28,962,880	$13,891,527	$58,103,045	$25,588,611
Natural gas	962,003	611,782	1,713,229	1,158,491

Total operating revenues	$29,924,883	$14,503,309	$59,816,274	$26,747,102

All revenues, both oil and gas, are from production from the Permian Basin in Texas.

NOTE 3 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$4,719,806	$1,910,763	$10,385,440	$3,190,044
Basic Weighted-Average Shares Outstanding	60,388,029	49,156,895	58,412,825	49,135,929
Effect of dilutive securities:
Stock options	1,499,886	1,317,502	1,495,482	1,298,561
Restricted stock	76,095	-	59,002	-
Diluted Weighted-Average Shares Outstanding	61,964,010	50,474,397	59,967,309	50,434,490
Basic Earnings (Loss) per Share	$0.08	$0.04	$0.18	$0.06
Diluted Earnings (Loss) per Share	$0.08	$0.04	$0.17	$0.06

Stock options to purchase 583,500 shares of common stock were excluded from the computation of diluted earnings per share during both the three and six months ended June 30, 2018, as their effect would have been anti-dilutive. Stock options to purchase 582,500 and 602,500 shares of common stock were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2017, respectively, as their effect would have been anti-dilutive.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to fluctuations in crude oil and natural gas prices on its production. It can utilize derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of its future domestic oil and natural gas production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, the use also may limit future income from favorable commodity price movements.

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

On October 27, 2017, the Company entered into additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2018 through December 31, 2018 for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2018, 100% of our volumes subject to derivative instruments are with lenders under our credit facility.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2018

Oil and gas derivative contracts	$-	$(5,858,260)	$-	$(5,858,260)

Total	$-	$(5,858,260)	$-	$(5,858,260)

NOTE 6 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015, and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

In June 2018, the borrowing base (the “Borrowing Base”) for the Credit Facility was increased from the $60 million to $175 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2018, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Balance, December 31, 2017	$9,055,697
Liabilities incurred	700,218
Liabilities settled	(265,728)
Accretion expense	325,790
Balance, June 30, 2018	$9,815,977

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

During the six months ended June 30, 2017, the Company issued 3,491 shares of common stock as the result of the cashless exercise of 4,100 options. The exercise price of the options was $2.00 per share. The Company retained 609 shares of common stock valued at $13.47 for an aggregate of $8,200 as the exercise price.

Common Stock Issued in Public Offering – In February 2018, the Company closed on an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the full exercise of an over-allotment option, at $14.00 per share for gross proceeds of $86,296,000. Total net proceeds from the offering were $81,819,073, after deducting underwriting commissions and offering expenses payable by the Company of $4,476,927.

NOTE 9 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2018, was $1,081,199 and $2,083,547, respectively, as compared to $812,082 and $1,803,292, respectively, for the three and six months ended June 30, 2017. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2018, there were 1,040,200 shares remaining eligible for issuance under the plan.

Stock Options

A summary of the stock option activity as of June 30, 2018, and changes during the six months then ended is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2017	3,193,000	$6.07
Granted	-	$-
Forfeited or rescinded	-	$-
Vested	-	$-
Outstanding, June 30, 2018	3,193,000	$6.07	5.5 Years	$21,113,520
Exercisable, June 30, 2018	2,412,400	$4.84	4.8 Years

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The intrinsic value was calculated using the closing price on June 29, 2018 of $12.62. As of June 30, 2018, there was $2,762,362 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.2 years.

Restricted Stock

A summary of the restricted stock activity as of June 30, 2018, and changes during the six months then ended is as follows:

	Restricted stock	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2017	330,900	$13.44
Granted	-	-
Forfeited or rescinded	-	-
Vested	-	-
Outstanding, June 30, 2018	330,900	$13.44

As of June 30, 2018, there was $3,373,406 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.4 years.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued a standby letter of credit on behalf of the Company to the state of Texas for $250,000 to allow the Company to do business there. The standby letter of credit is valid until cancelled or matured and is collateralized by the revolving credit facility with the bank. The terms of the letter of credit are extended for a term of one year at a time. The Company intends to renew the standby letters of credit for as long as the Company does business in the state of Texas. No amounts have been drawn under the standby letters of credit.

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

Results of Operations – For the Three Months Ended June 30, 2018 and 2017

Oil and natural gas sales. For the three months ended June 30, 2018, oil and natural gas sales revenue increased $15,421,574 to $29,924,883, compared to $14,503,309 for the same period during 2017, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $15,071,352 and natural gas sales increased $350,221. For the three months ended June 30, 2018, oil sales volume increased 163,044 barrels to 469,446 barrels, compared to 306,402 barrels for the same period in 2017. The average realized per barrel oil price increased 36% from $45.34 for the three months ended June 30, 2017, to $61.70 for the three months ended June 30, 2018. For the three months ended June 30, 2018, gas sales volume increased 129,012 thousand cubic feet (MCF) to 319,056 MCF, compared to 190,044 MCF for the same period in 2017. The average realized natural gas price per MCF decreased 6% from $3.22 for the three months ended June 30, 2017, to $3.02 for the three months ended June 30, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $3,514,375 or $10.40 per barrel of oil equivalent (BOE) for the three months ended June 30, 2017, to $6,638,313 or $12.70 per BOE for the three months ended June 30, 2018.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2017 and remained steady at 5% for the three months ended June 30, 2018. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $3,998,786 to $9,308,785 for the three months ended June 30, 2018, compared to $5,309,999 during the same period in 2017. The increase was primarily a result of higher production volumes.

Realized loss from Derivative Instruments. Realized loss on derivatives for the three months ended June 30, 2018 was $2,402,426. There was no gain or loss of derivatives during the three months ended June 30, 2017, as the Company did not have any derivative instruments during that period. At current prices, the Company will show additional realized losses each quarter for the remainder of 2018.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended June 30, 2018, the change in fair value resulted in the recognition of a loss of $1,099,273 on derivative contracts. The Company did not have gains or losses on derivative contracts for the three months ended June 30, 2017, as the Company did not have any derivative instruments during that period.

General and administrative expenses. General and administrative expense increased $785,082 to $3,151,231 for the three months ended June 30, 2018, as compared to $2,366,149 for the three months ended June 30, 2017. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. Increases in these compensation related expenses are the primary reason for the increased total expense.

Net income. For the three months ended June 30, 2018, the Company showed a net gain of $4,719,806, as compared to $1,910,763 for the three months ended June 30, 2017. This change primarily resulted from increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Results of Operations – For the Six Months Ended June 30, 2018 and 2017

Oil and natural gas sales. For the six months ended June 30, 2018, oil and natural gas sales revenue increased $33,069,172 to $59,816,274, compared to $26,747,102 for the same period during 2017, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $32,514,434 and natural gas sales increased $554,738. For the six months ended June 30, 2018, oil sales volume increased 402,648 barrels to 949,310 barrels, compared to 546,662 barrels for the same period in 2017. The average realized per barrel oil price increased 31% from $46.81 for the six months ended June 30, 2017, to $61.21 for the six months ended June 30, 2018. For the six months ended June 30, 2018, gas sales volume increased 170,694 thousand cubic feet (MCF) to 529,087 MCF, compared to 358,393 MCF for the same period in 2017. The average realized natural gas price per MCF remained flat, increasing from $3.23 for the six months ended June 30, 2017, to $3.24 for the six months ended June 30, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $6,219,746 or $10.26 per barrel of oil equivalent (BOE) for the six months ended June 30, 2017, to $12,420,223 or $11.97 per BOE for the six months ended June 30, 2018.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2017 and remained steady at 5% for the six months ended June 30, 2018. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $9,050,090 to $17,971,284 for the six months ended June 30, 2018, compared to $8,921,194 during the same period in 2017. The increase was primarily a result of higher production volumes.

Realized loss from Derivative Instruments. Realized loss on derivatives for the six months ended June 30, 2018 was $3,877,452. There was no gain or loss on derivatives during the six months ended June 30, 2017, as the Company did not have any derivative instruments during that period. At current prices, the Company will show additional realized losses each quarter for the remainder of 2018.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the six months ended June 30, 2018, the change in fair value resulted in the recognition of a loss of $1,889,974 on derivative contracts. The Company did not have gains or losses on derivative contracts for the six months ended June 30, 2017, as the Company did not have any derivative instruments during that period.

General and administrative expenses. General and administrative expense increased $1,029,951 to $6,237,211 for the six months ended June 30, 2018, as compared to $5,207,260 for the six months ended June 30, 2017. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. Increases in these compensation related expenses are the primary reason for the increased total expense.

Net income. For the six months ended June 30, 2018, the Company showed a net gain of $10,385,440, as compared to $3,190,044 for the six months ended June 30, 2017. This change primarily resulted from increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2018, the Company had cash on hand of $13,431,146, compared to $15,006,581 as of December 31, 2017. The Company had net cash provided by operating activities for the six months ended June 30, 2018, of $33,277,813, compared to $18,321,648 for the same period of 2017. The other most significant cash inflows during the six months ended June 30, 2018 were proceeds from issuance of common stock of $81,819,073. The most significant cash outflows during the six months ended June 30, 2018 and 2017 were capital expenditures in connection with the purchase and development of oil and gas properties of $116,777,857 and $73,911,687, respectively. The increased capital expenditures were primarily the result of the Company’s increase in the development of its oil and gas properties in 2018.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015, and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020 and is secured by substantially all of the Company’s assets.

In June 2018, the borrowing base (the “Borrowing Base”) for the Credit Facility was increased from the $60 million to $175 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2018, no amounts were outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

While oil and natural gas prices have declined significantly since their peak in 2014, prices have steadily increased since June of 2017 and have continued to increase for the six months ended June 30, 2018. As a result, our revenues, have increased.  However, a substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of June 30, 2018, the Company had no amounts outstanding under its Credit Facility.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the six month period ended June 30, 2018, ranged from a low of $56.06 per barrel to a high of $63.50 per barrel. Natural gas prices we received during the same period ranged from a low of $2.47 per Mcf to a high of $4.67 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

As of June 30, 2018, we had hedging arrangements in place covering 2,000 barrels of oil per day for calendar year 2018. The hedges we have in place are in the form of costless collars. “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. On September 25, 2017, we entered into a costless collar for 1,000 barrels of oil per day with a put price of $49.00 and a call price of $54.60 for the period of January 1, 2018. On October 27, 2017, we entered into another costless collar for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80 for the period January 1, 2018 through December 31, 2018.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $11.3 million at June 30, 2018) and through receivables from our joint interest partners (approximately $1.3 million at June 30, 2018). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended June 30, 2018, sales to two customers, Occidental Energy Marketing (“Oxy”) and Plains Marketing, L.P. (“Plains”) represented 84% and 13% of oil and gas revenues, respectively. As of June 30, 2018, Oxy and Plains represented 86% and 11% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Based on management’s evaluation, Mssrs. Hoffman and Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this reportwere effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Use of Proceeds from Registered Securities

On February 27, 2018, the Company closed an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the exercise of an over-allotment option previously granted to the underwriters, pursuant to an effective registration statement on Form S-3. The shares were sold at the public offering price of $14.00 per share. SunTrust Robinson Humphrey, Inc. and Seaport Global Securities LLC acted as joint book-running managers in the offering, and Capital One Securities, Inc., Euro Pacific Capital Inc., Imperial Capital, LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Roth Capital Partners acted as co-managers for the offering. The gross proceeds from the offering were approximately $86.3 million, and the Company’s net proceeds from the offering were approximately $81.8 million, after deducting underwriting commissions and offering expenses payable by the Company of approximately $4.5 million.  The approximately $4.5 million in offering costs and expenses included approximately $4.3 million in underwriting discounts with the remainder of the offering expenses being various legal, accounting, travel and other costs.  No amounts were paid, directly or indirectly, to any director, officer or 10% owner. As of June 30, 2018, the Company had expended approximately $81.8 million in oil and gas property leasing and development activities.

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

Ring Energy, Inc.

Date: August 8, 2018	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

