Form 10-Q
period 2018-09-30
RING ENERGY, INC.
filed 2018-11-06
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36057

Ring Energy, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

901 West Wall St. 3rd Floor Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes   ☒ No

The registrant has one class of common stock of which 60,541,142 shares were outstanding at November 5, 2018.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2018

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$3,770,844	$15,006,581
Accounts receivable	11,575,024	12,833,883
Joint interest billing receivable	1,877,833	1,054,022
Prepaid expenses	379,158	229,438
Total Current Assets	17,602,859	29,123,924
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	597,810,538	433,591,134
Fixed assets subject to depreciation	1,465,551	1,884,818
Total Properties and Equipment	599,276,089	435,475,952
Accumulated depreciation, depletion and amortization	(90,127,258)	(61,864,932)
Net Properties and Equipment	509,148,831	373,611,020
Deferred Income Taxes	6,407,980	11,232,200
Deferred Financing Costs	494,738	135,342
Total Assets	$533,654,408	$414,102,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$42,485,518	$44,475,163
Derivative liabilities	6,424,909	3,968,286
Total Current Liabilities	48,910,427	48,443,449

Revolving line of credit	17,000,000	-
Asset retirement obligations	10,155,215	9,055,697
Total Liabilities	76,065,642	57,499,146
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 60,491,142 shares and 54,224,029 shares issued and outstanding, respectively	60,491	54,224
Additional paid-in capital	482,804,860	397,904,769
Accumulated deficit	(25,276,585)	(41,355,653)
Total Stockholders' Equity	457,588,766	356,603,340
Total Liabilities and Stockholders' Equity	$533,654,408	$414,102,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Oil and Gas Revenues	$32,687,179	$16,643,930	$92,503,453	$43,391,032

Costs and Operating Expenses
Oil and gas production costs	7,217,940	4,261,923	19,638,163	10,481,669
Oil and gas production taxes	1,551,097	787,777	4,405,974	2,062,215
Depreciation, depletion and amortization	10,930,563	4,823,044	28,576,057	13,433,489
Asset retirement obligation accretion	167,433	109,974	493,223	420,723
General and administrative expense	3,205,116	2,369,131	9,442,327	7,576,391

Total Costs and Operating Expenses	23,072,149	12,351,849	62,555,744	33,974,487

Income from Operations	9,615,030	4,292,081	29,947,709	9,416,545

Other Income (Expense)
Interest income	5,911	85,553	97,855	249,543
Interest expense	(40,944)	-	(85,427)	-
Realized loss on derivatives	(2,722,774)	-	(6,600,226)	-
Unrealized gain (loss) on change in fair value of derivatives	(566,649)	65,828	(2,456,623)	65,828

Net Other Income (Expense)	(3,324,456)	151,381	(9,044,421)	315,371

Income before Tax Provision	6,290,574	4,443,462	20,903,288	9,731,916

Provision for Income Taxes	(596,946)	(1,369,702)	(4,824,220)	(3,468,112)

Net Income	$5,693,628	$3,073,760	$16,079,068	$6,263,804

Basic Earnings per Share	$0.09	$0.06	$0.27	$0.12
Diluted Earnings per Share	$0.09	$0.06	$0.27	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2018	2017
Cash Flows From Operating Activities
Net income	$16,079,068	$6,263,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,576,057	13,433,489
Accretion of asset retirement obligation	493,223	420,723
Share-based compensation	3,091,336	2,763,007
Deferred income tax provision	4,389,690	3,383,131
Excess tax deficiency related to share-based compensation	434,530	84,981
Change in fair value of derivative instruments	2,456,623	(65,828)
Changes in assets and liabilities:
Accounts and joint interest billing receivable	435,048	(4,604,534)
Prepaid expenses	(509,116)	102,735
Accounts payable	(2,989,645)	7,126,520
Settlement of asset retirement obligation	(452,468)	(605,432)
Net Cash Provided by Operating Activities	52,004,346	28,302,596
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(4,090,642)	(26,915,783)
Payments to develop oil and natural gas properties	(158,069,999)	(87,576,052)
Proceeds from disposal of fixed assets subject to depreciation	105,536	-
Purchase of equipment, vehicles and leasehold improvements	-	(309,217)
Purchase of inventory for development	-	(2,816,165)
Net Cash Used in Investing Activities	(162,055,105)	(117,617,217)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	81,815,022	59,104,393
Proceeds from revolving line of credit	17,000,000	-
Net Cash Provided by Financing Activities	98,815,022	59,104,393
Net Decrease in Cash	(11,235,737)	(30,210,228)
Cash at Beginning of Period	15,006,581	71,086,381
Cash at End of Period	$3,770,844	$40,876,153
Supplemental Cash Flow Information
Cash paid for interest	$54,652	$-
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$1,058,763	$846,868
Use of inventory in property development	-	3,364,786
Capitalized expenditures attributable to drilling projects financed through current liabilities	24,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Fair Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three and nine months ended September 30, 2018, the change in fair value resulted in the recognition of unrealized losses of $566,649 and $2,456,623, respectively, on derivative contracts. During 2017, the change in fair value resulted in the recognition of an unrealized gain of $65,828 for both the three and nine month periods ended September 30.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and nine months ended September 30, 2018, the Company had realized losses of $2,722,774 and $6,600,226, respectively. There were no realized losses for the three and nine months ended September 30, 2017.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2018. During the nine months ended September 30, 2018, sales to two customers represented 84% and 12%, respectively, of the Company’s oil and gas revenues. At September 30, 2018, these two customers made up 88% and 7%, respectively, of the Company’s accounts receivable.

Approximately 86% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at September 30, 2018. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. The Company evaluates oil and gas properties for impairment at least annually. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2018, was $10,930,563 and $28,576,057, respectively, based on depletion at the rate of $18.10 and $17.32 per barrel of oil equivalent compared to $4,823,044 and $13,433,489 for the three and nine months ended September 30, 2017, based on depletion at the rate of $12.46 per barrel of oil equivalent. These amounts include $42,418 and $171,604, respectively, of depreciation for the three and nine months ended September 30, 2018, compared to $83,445 and $232,923, respectively, of depreciation for the three and nine months ended September 30, 2017.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 for additional information.

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the three and nine months ended September 30, 2018, we recorded a decrease of $724,073 and an increase of $434,530, respectively, to our income tax provision. For the three and nine months ended September 30, 2017, we recorded a decrease of $225,916 and an increase of $84,981, respectively, to our income tax provision.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows for stranded tax effects resulting from tax reform legislation known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) previously recognized in accumulated other comprehensive income to be reclassified to retained earnings. For public business entities, the amendments are effective for annual periods, including interim periods within the annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period, but we do not plan to early adopt. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenues
Oil	$31,633,777	$16,015,298	$89,736,822	$41,603,909
Natural gas	1,053,402	628,632	2,766,631	1,787,123

Total operating revenues	$32,687,179	$16,643,930	$92,503,453	$43,391,032

All revenues, both oil and gas, are from production from the Permian Basin in Texas.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EARNINGS PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net Income	$5,693,628	$3,073,760	$16,079,068	$6,263,804
Basic Weighted-Average Shares Outstanding	60,405,355	53,009,696	59,084,300	50,441,375
Effect of dilutive securities:
Stock options	1,346,133	1,357,952	1,416,434	1,318,734
Restricted stock	78,893	-	66,498	-
Diluted Weighted-Average Shares Outstanding	61,830,381	54,367,648	60,567,232	51,760,109
Basic Earnings per Share	$0.09	$0.06	$0.27	$0.12
Diluted Earnings per Share	$0.09	$0.06	$0.27	$0.12

Stock options to purchase 583,500 and 573,500 shares, respectively, of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2018, as their effect would have been anti-dilutive. Stock options to purchase 576,000 shares of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2017, as their effect would have been anti-dilutive.

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

On August 27, 2018, the Company entered into additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2019 through December 31, 2019 for 2,000 barrels of oil per day with a put price of $60.00 and a call price of $70.05. Subsequent to September 30, 2018, the Company terminated all of the costless collars for calendar year 2019 described above through the payment of $3,438,300.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2018, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 6).

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

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018

Oil and gas derivative contracts	$-	$(6,424,909)	$-	$(6,424,909)

Total	$-	$(6,424,909)	$-	$(6,424,909)

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In June 2018, the borrowing base (the “Borrowing Base”) for the Credit Facility was increased from $60 million to $175 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2018, $17,000,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

Balance, December 31, 2017	$9,055,697
Liabilities incurred	1,058,763
Liabilities settled	(452,468)
Accretion expense	493,223
Balance, September 30, 2018	$10,155,215

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Option Exercise

During the nine months ended September 30, 2018, the Company issued 103,113 shares of common stock as the result of cashless option exercises. The following table presents the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
	25,000	7.50	9,829	15,171	12.36	187,500
	3,000	8.00	1,059	1,941	12.36	24,000
	3,000	5.25	1,750	1,250	12.36	15,750
	2,000	11.75	100	1,900	12.36	23,500
	110,000	2.00	90,375	19,625	11.21	220,000

Totals	143,000		103,113	39,887		470,750
Average		3.29			11.80

During the nine months ended September 30, 2017, the Company issued 55,180 shares of common stock as the result of cashless option exercises. The following table presents the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
	4,100	2.00	3,491	609	13.47	8,200
	60,000	2.00	50,156	9,844	12.19	120,000
	200	8.00	116	84	13.75	1,600
	1,500	10.89	1,188	312	13.75	16,335
	600	5.25	229	371	13.75	3,150

Totals	66,400		55,180	11,220		149,285
Average		2.25			13.31

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

NOTE 9 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2018, was $1,007,789 and $3,091,336, respectively, as compared to $959,715 and $2,763,007, respectively, for the three and nine months ended September 30, 2017. These amounts are included in general and administrative expense in the accompanying financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In 2011, the Board of Directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2018, there were 1,064,200 shares remaining eligible for issuance under the plan.

Stock Options

A summary of the stock option activity as of September 30, 2018, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2017	3,193,000	$6.07
Granted	-	$-
Forfeited or rescinded	(24,500)	$11.39
Exercised	(143,000)	$3.29
Outstanding, September 30, 2018	3,025,500	$6.15	5.3 Years	$12,470,645
Exercisable, September 30, 2018	2,265,400	$4.92	4.6 Years

The intrinsic value was calculated using the closing price on September 28, 2018 of $9.91. As of September 30, 2018, there was $2,286,682 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 2.0 years.

Restricted Stock

A summary of the restricted stock activity as of September 30, 2018, and changes during the nine months then ended is as follows:

	Restricted stock	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2017	330,900	$13.44
Granted	4,500	11.40
Forfeited or rescinded	(4,000)	13.44
Vested	-	-
Outstanding, September 30, 2018	331,400	$13.41

As of September 30, 2018, there was $2,872,141 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.2 years.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company terminated the costless collars described in Note 4 for calendar year 2019 through the payment of $3,438,300.

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

Our Business

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas. We take a conventional approach to our drilling program and seek to develop our traditional core areas, as well as look for new growth opportunities with significant upside potential.

Results of Operations – For the Three Months Ended September 30, 2018 and 2017

Oil and natural gas sales. For the three months ended September 30, 2018, oil and natural gas sales revenue increased $16,043,249 to $32,687,179, compared to $16,643,930 for the same period during 2017, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $15,618,480 and natural gas sales increased $424,769. For the three months ended September 30, 2018, oil sales volume increased 208,120 barrels to 555,020 barrels, compared to 346,900 barrels for the same period in 2017. The average realized per barrel oil price increased 23% from $46.17 for the three months ended September 30, 2017, to $57.00 for the three months ended September 30, 2018. For the three months ended September 30, 2018, gas sales volume increased 79,042 thousand cubic feet (MCF) to 280,200 MCF, compared to 201,158 MCF for the same period in 2017. The average realized natural gas price per MCF increased 20% from $3.13 for the three months ended September 30, 2017, to $3.76 for the three months ended September 30, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,261,923 or $11.20 per barrel of oil equivalent (BOE) for the three months ended September 30, 2017, to $7,217,940 or $12.00 per BOE for the three months ended September 30, 2018.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2017 and remained steady at 5% for the three months ended September 30, 2018. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $6,164,978 to $11,097,996 for the three months ended September 30, 2018, compared to $4,933,018 during the same period in 2017. The increase was primarily a result of higher production volumes.

Realized loss from Derivative Instruments. Realized loss on derivatives for the three months ended September 30, 2018 was $2,722,774. There was no gain or loss of derivatives during the three months ended September 30, 2017. At current prices, the Company will show additional realized losses for the remainder of 2018.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended September 30, 2018, the change in fair value resulted in the recognition of a loss of $566,649 on derivative contracts as compared to a gain of $65,828 during the same period in 2017.

General and administrative expenses. General and administrative expense increased $835,985 to $3,205,116 for the three months ended September 30, 2018, as compared to $2,369,131 for the three months ended September 30, 2017. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. Increases in these compensation related expenses are the primary reason for the increased total expense.

Net income. For the three months ended September 30, 2018, the Company showed net income of $5,693,628, as compared to $3,073,760 for the three months ended September 30, 2017. This change primarily resulted from increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Results of Operations – For the Nine Months Ended September 30, 2018 and 2017

Oil and natural gas sales. For the nine months ended September 30, 2018, oil and natural gas sales revenue increased $49,112,421 to $92,503,453, compared to $43,391,032 for the same period during 2017, as a result of increased oil sales volumes and an increase in the average realized price per barrel of oil.

Oil sales increased $48,132,913 and natural gas sales increased $979,508. For the nine months ended September 30, 2018, oil sales volume increased 610,768 barrels to 1,504,330 barrels, compared to 893,562 barrels for the same period in 2017. The average realized per barrel oil price increased 28% from $46.56 for the nine months ended September 30, 2017, to $59.65 for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, gas sales volume increased 249,766 thousand cubic feet (MCF) to 809,287 MCF, compared to 559,551 MCF for the same period in 2017. The average realized natural gas price per MCF increased 7% from $3.19 for the nine months ended September 30, 2017, to $3.42 for the nine months ended September 30, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $10,481,669 or $10.62 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2017, to $19,638,163 or $11.98 per BOE for the nine months ended September 30, 2018.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2017 and remained steady at 5% for the nine months ended September 30, 2018. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the state of Texas changes its production tax rates.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $15,215,068 to $29,069,280 for the nine months ended September 30, 2018, compared to $13,854,212 during the same period in 2017. The increase was primarily a result of higher production volumes.

Realized loss from Derivative Instruments. Realized loss on derivatives for the nine months ended September 30, 2018 was $6,600,226. There was no gain or loss on derivatives during the nine months ended September 30, 2017. At current prices, the Company will show additional realized losses for the remainder of 2018.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the nine months ended September 30, 2018, the change in fair value resulted in the recognition of a loss of $2,456,623 on derivative contracts as compared to a gain of $65,828 during the same period in 2017.

General and administrative expenses. General and administrative expense increased $1,865,936 to $9,442,327 for the nine months ended September 30, 2018, as compared to $7,576,391 for the nine months ended September 30, 2017. Compensation related expenses, both cash based and stock based, comprise the majority of our general and administrative expense. Increases in these compensation related expenses are the primary reason for the increased total expense.

Net income. For the nine months ended September 30, 2018, the Company showed net income of $16,079,068, as compared to $6,263,804 for the nine months ended September 30, 2017. This change primarily resulted from increased revenues from increased sales volumes as a result of our development activity and an increase in the average realized price per barrel of oil.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2018, the Company had cash on hand of $3,770,844, compared to $15,006,581 as of December 31, 2017. The Company had net cash provided by operating activities for the nine months ended September 30, 2018, of $52,004,346, compared to $28,302,596 for the same period of 2017. The other most significant cash inflows during the periods were proceeds from issuance of common stock of $81,815,022 and $59,104,393 for 2018 and 2017, respectively, and proceeds from draws on our Credit Facility of $17,000,000 in 2018. The most significant cash outflows during the nine months ended September 30, 2018 and 2017 were capital expenditures in connection with the purchase and development of oil and gas properties of $162,160,641 and $114,491,835, respectively, and $2,816,165 for purchase of inventory for development in 2017. The increased capital expenditures were primarily the result of the Company’s increase in the development of its oil and gas properties in 2018.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2018, $17,000,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

On August 27, 2018, the Company entered into additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2019 through December 31, 2019 for 2,000 barrels of oil per day with a put price of $60.00 and a call price of $70.05. Subsequent to September 30, 2018, the Company terminated the costless collars for calendar year 2019 through the payment of $3,438,300.

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

While oil and natural gas prices have declined significantly since their peak in 2014, prices have steadily increased since June of 2017 and have continued to increase for the nine months ended September 30, 2018. As a result, our revenues, have increased.  However, a substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, cash flows, and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of September 30, 2018, the Company had $17 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.07%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $170,000 based on the aggregate of $17 million outstanding under the Credit Facility as of September 30, 2018.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the nine month period ended September 30, 2018, ranged from a low of $52.38 per barrel to a high of $63.50 per barrel. Natural gas prices we received during the same period ranged from a low of $2.42 per Mcf to a high of $6.07 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

As of September 30, 2018, we had hedging arrangements in place covering 2,000 barrels of oil per day for calendar year 2018. The hedges we have in place are in the form of costless collars. “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. On September 25, 2017, we entered into a costless collar for 1,000 barrels of oil per day with a put price of $49.00 and a call price of $54.60 for the period of January 1, 2018. On October 27, 2017, we entered into another costless collar for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80 for the period January 1, 2018 through December 31, 2018.

On August 27, 2018, the Company entered into additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2019 through December 31, 2019 for 2,000 barrels of oil per day with a put price of $60.00 and a call price of $70.05. Subsequent to September 30, 2018, the Company terminated the costless collars for calendar year 2019 through the payment of $3,438,300.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $11.6 million at September 30, 2018) and through receivables from our joint interest partners (approximately $1.9 million at September 30, 2018). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2018, sales to two customers, Occidental Energy Marketing (“Oxy”) and Plains Marketing, L.P. (“Plains”) represented 84% and 12% of oil and gas revenues, respectively. As of September 30, 2018, Oxy and Plains represented 88% and 7% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ring Energy, Inc.

Date: November 6, 2018	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

