Form 10-K
period 2018-12-31
RING ENERGY, INC.
filed 2019-02-28
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-36057

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 West Wall St, 3rd Floor Midland, TX	79702
(Address of principal executive offices)	(Zip Code)

(432) 682-7464
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange
Common Stock, par value $0.001	NYSE American

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price on the NYSE American of $12.62 per share, was approximately $715,824,081.

As of February 26, 2019, the issuer had outstanding 63,229,710 shares of common stock ($0.001 par value).

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

General

We are a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our primary drilling operations target the Central Basin Platform in Andrews County and Gaines County, Texas and the Delaware Basin in Reeves County and Culberson County, Texas, all of which are part of the Permian Basin.

We plan to continue to exploit our acreage position through the drilling of highly economic, vertical and horizontal wells using the most recent drilling and completion techniques, as well as to continue to evaluate potential transactions to acquire attractive acreage positions within our core areas of interest. In 2018, we increased our acreage positions to 127,422 gross (96,026 net) acres with 107,203 gross (76,028 net) acres in Andrews and Gaines counties and 20,219 gross (19,998 net) acres in Reeves and Culberson counties.

As of December 31, 2018, Ring increased its proved reserves to approximately 36.6 million BOE (barrel of oil equivalent), all of which relate to its properties located in the Permian Basin in Texas. For the calculation of BOE, oil is weighted on a 6 to 1 ratio against natural gas. The Company’s proved reserves are oil-weighted with 76% of proved reserves consisting of oil and 24% consisting of natural gas. Of those reserves, 61% of the proved reserves are classified as proved developed producing, or “PDP,” 6% are classified as proved developed non-producing, or “PDNP,” and 33% are classified as proved undeveloped, or “PUD.”

We plan to continue to focus on increasing our production through the development of existing properties, as well as the acquisitions of producing properties. Sales as a result of production for the year ended December 31, 2018, increased 55% to 2,232,658 BOE, as compared to sales of 1,438,647 BOE for the year ended December 31, 2017. The stated production amount reflects only the oil and natural gas that was produced and shipped prior to the end of the fourth quarter. Any oil and natural gas produced in the fourth quarter but still held on site after December 31, 2018, will be credited in the first quarter of 2019.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas properties. As of December 31, 2018, Ring owned interests in a total of 19,432 gross (17,408 net) developed acres and 87,771 gross (58,620 net) undeveloped acres in Andrews and Gaines Counties, Texas. In these counties, the Company has 62 identified proven vertical drilling locations and 19 identified proven horizontal locations based on the reserve reports as of December 31, 2018, and an additional 563 potential vertical drilling locations based on 10-acre downspacing and 769 potential horizontal drilling locations based on 6 wells per section or 106 acres per well. Also as of December 31, 2018, Ring owned interests in a total of 19,323 gross (19,138 net) developed acres and 896 gross (860 net) undeveloped acres in Culberson and Reeves Counties, Texas. In these counties, the Company has 39 identified proven vertical drilling locations and identified proven horizontal locations based on the reserve reports as of December 31, 2018 and an additional 430 potential vertical drilling locations based on 20-acre downspacing. Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves.

Ring Energy’s Business Strategy and Development

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

•	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Over the long-term, Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 76% oil and 24% natural gas. Of those reserves, 61% of the proved reserves are classified as proved developed producing, or “PDP,” 6% are classified as proved developed non-producing, or “PDNP,” and 33% are classified as proved undeveloped, or “PUD.” Ring plans to increase its production, reserves and cash flow while gaining favorable returns on invested capital through the conversion of undeveloped reserves to developed reserves.

Through December 31, 2018, we increased our proved reserves to approximately 36.6 million BOE (barrel of oil equivalent). As of December 31, 2018, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $541.6 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $455.9 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and natural gas exploration and production companies.

•	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.

Ring Energy’s Strengths

•	High quality asset base in one of North America’s leading resource plays. Ring’s acreage is located in the Permian Basin in Andrews and Gaines Counties, which is in the heart of the Central Basin Platform, and in Culberson and Reeves Counties, which is in the Delaware Basin. The Permian Basin is one of North America’s leading resource plays and has a significant production history. As of December 31, 2018, Ring has drilled 296 wells, with 193 being vertical wells and 103 being horizontal wells in its Central Basin acreage and 14 wells, with 10 being vertical wells and 4 being horizontal wells on its Delaware Basin acreage. As of December 31, 2018, estimated net proved reserves were comprised of approximately 76% oil and 24% natural gas.

•	De-risked Permian acreage position with multi-year drilling inventory. As of December 31, 2018, Ring has drilled 310 gross operated wells across its leasehold position with a 99.7% success rate. Ring has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2018, Ring has 62 identified proven vertical drilling locations and 19 identified proven horizontal locations in Andrews and Gaines Counties and 39 identified proven vertical drilling locations and 2 identified proven horizontal locations in Culberson and Reeves Counties in its proved undeveloped reserves. It believes it has an additional 563 potential vertical locations based on 10-acre downspacing and an additional 769 potential horizontal drilling locations based on 6 wells per section or 106 acres per well in Andrews and Gaines Counties and 430 potential vertical locations based on 20-acre downspacing in Culberson and Reeves Counties. The Company views this drilling inventory as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

•	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 25 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the Company’s principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Ring’s Chief Executive Officer, Kelly Hoffman, has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.

•	Concentrated acreage position with high degree of operational control. Ring has a highly contiguous acreage position and operates essentially 100% of its acreage. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of its acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

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

Marketing and Pricing

The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we believe we receive oil and natural gas prices comparable to other producers. We believe there is little risk in our ability to sell all our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. We view our primary pricing risk to be related to a potential decline in prices to a level which could render our current production uneconomical.

We are presently committed to use the services of the existing gathering systems of the companies that purchase our natural gas production. This commitment is tied to existing natural gas purchase contracts associated with our production, which potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering company would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production). With respect to our oil production, we are not subject to third party gathering systems. Some of our oil production is sold through a third party pipeline which has no regional competition and all other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities.

For the fiscal year ended December 31, 2018, sales to two customers, Occidental Energy Marketing (“Oxy”) and Plains Marketing, L.P. (“Plains”) represented 85% and 11%, respectively, of our oil and natural gas revenues. At December 31, 2018, Oxy represented 90% of our accounts receivable and Plains represented 5%. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

Delivery Commitments

As of December 31, 2018, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

Governmental Regulations

Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability.

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Currently, all of our properties and operations are in Texas and Texas has regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices, however, Congress could reenact price controls in the future.

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

In Texas specific oil and natural gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and natural gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or “Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA,”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

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

Operational Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations and could incur costs in connection therewith.

In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed.

Current Employees

As of December 31, 2018, we had forty two full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

Business Segments

Our operations are all oil and natural gas exploration and production related activities in the United States.

Principal Executive Office

Our principal executive offices are located at 901 West Wall St., 3rd Floor, Midland, TX 79702, and our telephone number is (432) 682-7464.

Available Information

Our Internet website can be found at www.ringenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 33%) or proved developed non-producing (approximately 6%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our operations utilize some of the latest horizontal drilling and completion techniques as developed by us, other oil and natural gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

•	drilling wells that are significantly longer and/or deeper than more conventional wells;
•	landing our wellbore in the desired drilling zone;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running our casing the entire length of the wellbore; and
•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture or stimulate the planned number of stages in a horizontal or lateral well bore;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

We have a credit facility in place with $175 million in commitments for borrowings and letters of credit. As of December 31, 2018, $39.5 million was outstanding on our credit facility. If in the future we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains if crude oil and natural gas prices rise over the price established by the arrangements. As of December 31, 2018, we have no hedging arrangements in place with respect to our expected production.

We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks could materially disrupt our business operations.

The oil and natural gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our vendors and maintain satisfactory anti-virus and malware software and controls. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Competition is intense in the oil and natural gas industry.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, stiff competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas reserves or in our marketing of production, then our financial condition and operation results may be adversely affected.

If oil and natural gas prices decrease, we may be required to record additional write-downs of the carrying value of our oil and natural gas properties in the future.

We follow the full cost method of accounting for our oil and natural gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. During the year ended December 31, 2018, we recorded a non-cash write down of $14.2 million. We did not record a write down during 2017. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes.

Risks Relating to Our Common Stock

We have no plans to pay dividends on our common stock. Stockholders may not receive funds without selling their shares.

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

Under our Articles of Incorporation, our board of directors is authorized to issue up to 50,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this Annual Report. Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the Company, which means that the holders of preferred shares would be entitled to receive the net assets of the Company distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

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

General Background

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities and operations currently in Texas. Our strategy and plan is to focus on the development of our existing properties, while continuing to pursue acquisitions of oil and natural gas properties with significant upside potential.

Management’s Business Strategy Related to Properties

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties.

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2018, we owned interests in a total of 38,755 gross (36,545 net) developed acres and operate nearly 100% of our acreage position. In addition, as of December 31, 2018, we owned interests in approximately 88,667 gross (59,481 net) undeveloped acres. While our focus will be toward growth through additional acquisitions and leasing, our long term plans include drilling wells on our existing acreage to develop the potential contained therein.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Texas Operations

Andrews and Gaines County leases – In 2011, we acquired a 100% working interest and a 75% net revenue interest in the initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County and Gaines county leases. The working interests range from 1-100% and the net revenue interests range from 1-80%. In total as of December 31, 2018, we own 107,203 gross (76,028 net), acres with 19,432 gross (17,408 net) acres developed and held by production and the remaining 87,771 gross acres (58,620 net) being undeveloped. We believe the Andrews and Gaines County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 62 proven vertical and 19 horizontal PUD wells. Our reserve estimates include the capital costs required to develop these wells.

Culberson and Reeves County leases – In 2015, we acquired properties consisting of 19,983 gross acres (19,679 net) with an average working interest of 98% and an average net revenue interest of 79%. Since that time, we have acquired additional undeveloped acreage in and around our Culberson and Reeves County leases. In total as of December 31, 2018, we own 20,219 gross (19,998 net) acres with 19,323 gross (19,138 net) acres developed and held by production and the remaining 896 gross (860 net) acres being undeveloped. We believe the Culberson and Reeves County leases contain a considerable number of remaining potential drilling locations. Our reserve estimates include 39 proved vertical and 2 horizontal PUD wells. Our reserve estimates include the capital costs required to develop these wells.

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

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other customary burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Summary of Oil and Natural Gas Reserves

As of December 31, 2018, our estimated proved reserves had a pre-tax PV10 value of approximately $541.6 million and a Standardized Measure of Discounted Future Cash Flows of approximately $455.9 million, 100% of which relates to our properties in the Permian Basin in Texas. We spent approximately $368.1 million on acquisitions and capital projects during 2017 and 2018. We expect to further develop these properties through additional drilling.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2018. All of our reserves are in the Permian Basin in the State of Texas.

Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows

27,809,748	52,765,698	36,604,031	$541,576,052	$455,944,641

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on internally prepared reports and audited by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbl)	Gas (Mcf)
Balance, December 31, 2016	24,999,100	16,454,849
Purchase of minerals in place	21,855	-
Improved recovery	624,660	865,178
Extensions and discoveries	8,127,609	4,258,474
Sales of minerals in place	(26,593)	(251,071)
Production	(1,311,727)	(761,517)
Upward revisions of estimates	17,135	177,045
Downward revision of estimates due to well performance	(1,291,070)	(2,022,098)
Downward revision of estimates due to commodity prices	(1,499,513)	(629,992)
Downward revision of estimates due to removal of undeveloped locations	(717,714)	(53,379)
Balance, December 31, 2017	28,943,742	18,037,489

Purchase of minerals in place	2,582,718	1,332,439
Improved recovery	1,142,222	4,197,487
Extensions and discoveries	7,425,387	32,867,798
Production	(2,047,295)	(1,112,177)
Upward revisions of estimates	193,531	93,562
Downward revision of estimates due to well performance	(1,145,110)	(477,732)
Downward revision of estimates due to commodity prices	(1,498,282)	(1,636,515)
Downward revision of estimates due to removal of undeveloped locations	(492,388)	(209,168)
Downward revision of estimates due to removal of waterflood reserves	(7,294,777)	(327,485)
Balance, December 31, 2018	27,809,748	52,765,698

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2017	2018

Oil (Bbls)
Developed	15,321,600	19,206,048
Undeveloped	13,622,142	8,603,700
Total	28,943,742	27,809,748

Natural Gas (Mcf)
Developed	12,674,200	32,413,447
Undeveloped	5,363,289	20,352,251
Total	18,037,489	52,765,698

Total (Boe)
Developed	17,433,967	24,608,289
Undeveloped	14,516,023	11,995,742
Total	31,949,990	36,604,031

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

Our reserve estimates as of December 31, 2018 are based on an average price of $58.74 for oil and $3.26 for natural gas compared to $47.93 for oil and $3.61 for natural gas as of December 31, 2017.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2018	2017
Future cash flows	$1,805,419,612	$1,452,588,325
Future production costs	(594,609,134)	(476,753,026)
Future development costs	(94,973,603)	(132,347,551)
Future income taxes	(176,430,782)	(131,646,889)
Future net cash flows	939,406,093	711,840,859
10% annual discount for estimated timing of cash flows	(483,461,452)	(389,375,740)

Standardized Measure of Discounted Cash Flows	$455,944,641	$322,465,119

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2018	2017
Beginning of the year	$322,465,119	$159,795,038
Purchase of minerals in place	50,094,951	179,441
Extensions and discoveries, less related costs	22,365,230	5,394,620
Improved recovery, less related costs	145,717,969	72,572,864
Development costs incurred during the year	198,870,366	181,887,252
Sales of oil and natural gas produced, net of production costs	(92,263,372)	(50,721,338)
Sales of minerals in place	-	(508,331)
Accretion of discount	38,426,781	22,991,164
Net changes in price and production costs	178,396,156	108,595,790
Net change in estimated future development costs	(56,282,127)	(60,604,384)
Upward revisions	4,975,263	470,169
Revision of previous quantity estimates as a result of commodity prices	(29,332,880)	(22,119,735)
Revision of previous quantity estimates as a result well performance	(39,785,033)	(23,871,911)
Revision of previous quantity estimates as a result removal of uneconomic proved undeveloped locations	(17,681,142)	(11,259,924)
Revision of previous quantity estimates as a result removal of proved undeveloped locations due to changes in previously adopted development plans	(178,024,754)	-
Revision of estimated timing of cash flows	(66,002,740)	(58,276,546)
Net change in income taxes	(25,995,146)	(2,059,050)

End of the Year	$455,944,641	$322,465,119

Proved Reserves

We have approximately 36.6 million BOE of proved reserves, which consist of approximately 76% oil and 24% natural gas, which are summarized below as of December 31, 2018, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2018, approximately 61% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 6% and proved undeveloped, or “PUD”, reserves constitute approximately 33%, of the proved reserves.

As of December 31, 2018, our total proved reserves had a net pre-tax PV10 value of approximately $541.6 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $455.9 million. Approximately $362.9 million and $305.5 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 67% of the total proved reserves’ pre-tax PV10 value. An additional $41.8 million and $35.2 million, respectively, are associated with the PDNP reserves, which is approximately 8% of total proved reserves’ pre-tax PV10 value. The remaining $136.9 million and $115.3 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2018 include 12.0 million BOE as proved undeveloped reserves. As of December 31, 2017, our reserve estimates included approximately 14.5 million BOE as proved undeveloped reserves. Following is a description of the changes in our PUD reserves from December 31, 2017 to December 31, 2018.

During the year ended December 31, 2018, we incurred costs of approximately $21.8 million to convert 1,580,604 BOE of reserves from PUD to PDP through development.

Other changes to our PUD reserves included:

•	Purchase of minerals in place of 1,502,358 BOE;

•	Extensions and discoveries of 5,158,801 BOE;

•	Upward revisions of 276,334 as a result of reduction in lease operating expenses in certain areas;

•	Downward revisions of 527,249 BOE from the removal of PUD wells as a result of development of additional horizontal reserves in their place; and

•	Downward revision of 7,349,359 BOE for the removal of waterflood reserves and the removal of primary reserves related to development for the waterflood as it was determined that horizontal development of this acreage was more economical than the remaining primary development and waterflood installation.

Our proved reserves as of December 31, 2018 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)

PDP	17,773,730	27,799,291	22,406,945	61%	$362,870	$305,495	$-
PDNP	1,432,318	4,614,156	2,201,344	6%	41,764	35,160	6,022
PUD	8,603,700	20,352,251	11,995,742	33%	136,942	115,290	88,952

Total Proved:	27,809,748	52,765,698	36,604,031	100%	$541,576	$455,945	$94,974

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2019	6,175,948	21,942,505	9,833,032	$55,062,750
2020	2,235,434	1,507,342	2,486,658	23,992,687
2021	1,624,636	1,516,560	1,877,396	15,918,166

	10,036,018	24,966,407	14,197,086	$94,973,603

Internal Controls Over Reserves Estimates

All of our proved reserves estimates shown in the Annual Report on Form 10-K at December 31, 2018, have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 31, 2019, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 30 years of practical experience in petroleum engineering, with over 29 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

The Company provides its third party independent consultants, including CGA, with full access to complete and accurate information pertaining to the property, and to all applicable personnel of the Company. Our reserves estimates and process for developing such estimates are reviewed and approved by our Vice President of Operations, Daniel D. Wilson, a petroleum engineer, and our Chief Executive Officer, Kelly Hoffman, to ensure compliance with SEC disclosure and internal control requirements and to verify the independence of the third party consultants. Mr. Daniel Wilson, a petroleum engineer and businessman, has over 30 years of experience in operating, evaluating and exploiting oil and natural gas properties. Mr. Kelly Hoffman has over 40 years of well-rounded experience in the oil and natural gas industry. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized and our actual results could differ materially.

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2018 is summarized below. The following table indicates the percentage of our estimated December 2018 average daily production of 5,903 BOE/d attributable to oil versus natural gas production. All production was within the State of Texas.

Oil	Natural Gas

91.23%	8.77%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2018 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Andrews and Gaines Counties	19,432	17,408	87,771	58,620	107,203	76,028
Culberson and Reeves Counties	19,323	19,138	896	860	20,219	19,998

Total	38,755	36,545	88,667	59,481	127,422	96,026

Leases of undeveloped acreage will generally expire at the end of their respective primary terms unless production from such leasehold acreage has been established prior to expiration of such primary term. If production is established on such acreage, the lease will generally remain in effect until the cessation of production from such acreage and is referred to in the industry as “Held-By-Production” or “HBP.” Leases of undeveloped acreage may terminate or expire as a result of not meeting certain drilling commitments, if any, or otherwise by not complying with the terms of a lease depending on the specific terms that are negotiated between lessor and lessee.

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2018, under lease which would expire over the next three years unless (i) production is established on the lease or within a spacing unit of which the lease is participating, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net

Undeveloped acreage	19,597	15,232	59,251	39,978	10,517	3,992

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Years Ended December 31,
	2016	2017	2018

Oil (Bbls)
Central Basin Platform	394,757	1,037,868	1,812,616
Delaware Basin	331,511	272,653	234,679
Total	726,268	1,310,521	2,047,295

Gas (Mcf)
Central Basin Platform	132,730	128,160	346,115
Delaware Basin	751,400	626,928	766,062
Total	884,130	755,088	1,112,177

Total production (BOE)
Central Basin Platform	416,879	1,059,228	1,870,302
Delaware Basin	456,744	377,141	362,356
Total	873,623	1,436,369	2,232,658

Daily production (Boe/d)
Central Basin Platform	1,142	2,902	5,124
Delaware Basin	1,251	1,033	993
Total	2,393	3,935	6,117

The following tables provides historical pricing and costs statistics for the years ended December 31, 2016, 2017 and 2018.

	Years Ended December 31,
	2016	2017	2018
Average sales price:
Oil (per Bbl)	$39.28	$48.97	$56.99
Natural gas (per Mcf)	2.50	3.23	3.23
Total (per Boe)	35.13	46.36	53.78
Average production cost (per Boe)	$11.24	$11.11	$12.45
Average production taxes (per Boe)	1.71	2.19	2.52

The average oil sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels “Bbl”. The average natural gas sales price amounts above are calculated by dividing revenue from natural gas sales by the volume of natural gas sold, in thousand cubic feet “Mcf”. The total average sales price amounts are calculated by dividing total revenues by total volume sold, in BOE. The average production costs above are calculated by dividing production costs by total production in BOE.

Productive Wells

The following table presents our ownership at December 31, 2018, in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). All of such wells are in the Permian Basin in Texas.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
587	569	-	-	587	569

Drilling Activity

During 2018, we drilled 57 gross (56.25 net) wells in the Delaware Basin and Central Platform Basin in the Permian Basin. We completed and placed on production 55 of these gross (54.28 net) wells, leaving 2 gross (1.97 net) horizontal wells drilled but not completed as of December 31, 2018. All of these wells were successful and there were no dry wells.

The table below contains information regarding the number of wells completed during the periods indicated. Each of these wells was drilled in Central Basin Platform or Delaware Basin in the Permian Basin.

	For the year ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	-	-	-	-	-	-
Dry (1)	-	-	3.00	3.00	-	-
Development
Productive	57.00	56.25	47.00	45.59	12.00	11.88
Dry			-	-	-
Total
Productive	57.00	56.25	47.00	45.59	12.00	11.88
Dry	-	-	3.00	3.00	-	-

(1) All of the wells drilled by the Company to date, with the exception of those wells included in the row for exploratory dry wells in the table above, have been development wells. The Company considers the exploratory dry wells to be “science wells”. “Science well” is a term used in the industry to describe a well that is drilled for purposes of determining the stratigraphic composition of a particular area, and is not intended to be completed to produce any oil or natural gas. Since these exploratory wells have not been completed for production, we have designated them as dry wells.

Present Activities

As of December 31, 2018, we had 3 gross (3 net) wells awaiting completion. There were no wells in the process of being drilled or completed.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per BOE, were $11.24, $11.11 and $12.45 during the years ended December 31, 2016, 2017 and 2018, respectively, and our average production taxes, per BOE, were $1.71, $2.19 and $2.52 for the years ended December 31, 2016, 2017 and 2018, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2017 and 2018 are shown below.

	2017	2018

Acquisition of proved properties (1)	$28,682,298	$15,860,742
Acquisition of unproved properties	-	-
Exploration costs	4,618,743	-
Development costs	120,061,726	198,870,366
Total Costs Incurred	$153,362,767	$214,731,108

(1) Acquisition of proved properties in 2018 includes $11.2 million in fair value of stock issued as consideration in acquisitions.

Other Properties and Commitments

Our principal executive offices are in leased office space in Midland, Texas. The leased office space consists of approximately 15,000 square feet. Additionally, we lease office space in Tulsa, Oklahoma which serves as our primary accounting office and consists of approximately 3,700 square feet. We also lease office space in Andrews, Texas for a field office consisting of approximately 2,000 square feet. We expect our current office space to be adequate as we move forward.

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

Market for our Common Stock

Our common stock is listed on the NYSE American under the trading symbol “REI.” We have only one class of common stock. We also have 50,000,000 authorized but unissued shares of preferred stock.

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on Ring’s common stock relative to the cumulative total returns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2013, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

*	The peer group consists of: Callon Petroleum Company, Lilis Energy, Inc., Approach Resources, Inc., Resolute Energy Corporation and Earthstone Energy, Inc., all of which are in the oil and natural gas exploration and production industry.

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration filed under the Securities Act of 1933 unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A.

Record Holders

As of February 19, 2019, there are approximately 7,783 holders of record of our common stock.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2018.

	Restricted stock granted that has not vested	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	942,980	2,751,000	$6.28	677,120
Equity compensation plans not approved by security holders	-	-	-	-
Total	942,980	2,751,000	$6.28	677,120

For additional information regarding the Company’s benefit plans and share-based compensation expense, see Notes 9 and 10 in the Notes to the Financial Statements.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On December 21, 2018, the Company issued 2,623,948 shares of its common stock to Tessara Petroleum Resources, LLC (“Tessara”), pursuant to a Purchase and Sale Agreement dated December 14, 2018 wherein the Company agreed to acquire certain oil and natural gas properties and interests in the Permian Basin from Tessara in exchange for stock consideration. The shares were issued without registration under the Securities Act by reason of the exemption from the registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder for sales of unregistered securities. We filed a registration statement on Form S-3 covering these securities on February 4, 2019, SEC File No. 333-229515, which has not yet been declared effective by the SEC.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2018.

Item 6:	Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the years ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$120,065,361	$66,699,700	$30,850,248	$31,013,892	$38,089,443
Cost of revenues	33,433,082	19,130,924	11,372,420	11,426,453	6,753,372
Depreciation, depletion and amortization	39,024,886	20,517,780	11,483,314	15,175,791	11,807,794
Ceiling test impairment	14,172,309	-	56,513,016	9,312,203	-
Accretion	606,459	567,968	487,182	418,384	154,973
General and administrative	12,867,686	10,515,887	8,027,077	7,995,395	6,803,029
Net income (loss)	8,999,760	1,753,869	(37,637,687)	(9,052,771)	8,420,500

Basic income (loss) per common share	$0.15	$0.03	$(0.97)	$(0.32)	$0.34
Diluted income (loss) per common share	$0.15	$0.03	$(0.97)	$(0.32)	$0.33

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Current assets	$16,844,257	$29,123,924	$75,220,915	$8,714,491	$15,083,298
Oil and gas properties subject to amortization	641,121,398	433,591,134	250,133,965	269,590,374	166,036,400
Total assets	567,065,659	414,102,486	307,597,399	250,866,245	167,641,640
Total current liabilities	51,910,432	48,443,449	9,099,391	11,333,167	16,263,051
Total long-term liabilities	52,555,797	9,055,697	7,957,035	53,301,950	8,835,879
Total Stockholders Equity	462,599,430	356,603,340	290,540,973	186,231,128	142,542,530

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report.

Overview

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas. The Company seeks to exploit its acreage position through the drilling of highly economic, vertical and horizontal wells using the most recent drilling and completion techniques, as well as acquire attractive acreage positions within its areas of interest.

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production in Texas. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders’ value through the following:

•	Growing production and reserves by developing our oil-rich resource base. Our long term plan is to actively drill and develop our acreage base in an effort to maximize its value and resource potential. Ring’s portfolio of proved oil and natural gas reserves consists of 76% oil and 24% natural gas. Of those reserves, 61% of the proved reserves are classified as proved developed producing, or “PDP,” 6% are classified as proved developed non-producing, or “PDNP,” and approximately 33% are classified as proved undeveloped, or “PUD.” Through the conversion of undeveloped reserves to developed reserves, Ring seeks to increase production, reserves and cash flow while gaining favorable returns on invested capital. Through December 31, 2018, we increased our proved reserves to approximately 36.6 million BOE. All of our reserves relate to properties located in Texas. We spent approximately $368.1 million on acquisitions and capital projects during 2017 and 2018.

•	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations. Additionally, Ring believes that the experience of its executive team will help reduce the time and cost associated with drilling and completing both conventional and horizontal wells, while potentially increasing recovery.

•	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. We believe that management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2016	2017	2018

Net production:
Oil (Bbls)	728,051	1,311,727	2,047,295
Natural gas (Mcf)	900,089	761,517	1,112,177

Net sales:
Oil	$28,599,140	$64,236,490	$116,678,375
Natural gas	2,251,108	2,463,210	3,386,986

Average sales price:
Oil (per Bbl)	$39.28	$48.97	$56.99
Natural gas (per Mcf)	2.50	3.23	3.05

Production costs and expenses
Oil and gas production costs	$9,867,800	$15,978,362	$27,801,989
Production taxes	1,504,620	3,152,562	5,631,093
Depreciation, depletion and amortization expense	11,483,214	20,517,780	39,024,886
Ceiling test impairment	56,513,016	-	14,172,309
Realized loss on derivatives	-	119,897	11,153,702
Accretion expense	487,182	567,968	606,459
General and administrative expenses	8,027,077	10,515,887	12,867,686

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $53.4 million to $120.1 million in 2018. Oil sales increased approximately $52.4 million while natural gas sales increased approximately $0.9 million. The oil sales increase was the result of an increase in sales volume from 1,311,727 barrels of oil in 2017 to 2,047,295 barrels of oil in 2018 and an increase in the average realized per barrel oil price from $48.97 in 2017 to $56.99 in 2018. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume increased from 761,517 Mcf in 2017 to 1,112,177 Mcf in 2018 and the average realized per Mcf gas price decreased from $3.23 in 2017 to $3.05 in 2018. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases are the result of our ongoing development of existing properties.

Oil and natural gas production costs. Our aggregate oil and natural gas production costs increased from $15,978,362 in 2017 to $27,801,989 in 2018 and increased on a BOE basis from $11.11 in 2017 to $12.45 in 2018. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The increase in production costs and the cost per BOE is primarily the result of higher electrical costs and to a lesser degree chemical costs, partially offset by increased production volumes.

Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.73% during 2017 and decreased to 4.69% in 2018. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $18,507,106 to $39,024,886 in 2018. The increase was primarily the result of increased production volumes but was also affected by an increase in our average depreciation, depletion and amortization rate from $11.15 per BOE during 2017 to $17.54 per BOE during 2018. These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE.

Ceiling Test Write-Down.     The Company recorded a non-cash write-down of the carrying value of its proved oil and natural gas properties of $14,172,309 for the year ended December 31, 2018 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2018, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods. The Company did not have any write-downs for the period ended December 31, 2017.

General and administrative expenses. General and administrative expenses increased from $10,515,887 in 2017 to $12,867,686 in 2018. The increase was primarily related to increases in costs associated with compensation and employee benefits.

Interest income. Interest income was $97,855 in 2018 as compared to $291,083 in 2017. The decrease was the result of lower average cash on hand during 2018.

Interest expense. Interest expense was $427,898 in 2018 as compared to $0 in 2017. The increase was the result of having outstanding amounts on our credit facility during 2018.

Provision for income taxes. The provision for income taxes decreased from $10,416,171 for 2017 to $3,445,721 for 2018. The change was due to an adjustment in 2017 to the value of our deferred tax asset as a result of a change in our future effective tax rate.

Net income (loss). The Company had net income of $8,999,760 in 2018 as compared to $1,753,869 in 2017. The increase in net income primarily resulted from increased revenues and by not having an additional provision for income taxes recorded for the change in tax rate as in 2017, partially offset by the ceiling test write down in 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $35.8 million to $66.7 million in 2017. Oil sales increased approximately $35.6 million while natural gas sales increased approximately $0.2 million. The oil sales increase was the result of an increase in sales volume from 728,051 barrels of oil in 2016 to 1,311,727 barrels of oil in 2017 and an increase in the average realized per barrel oil price from $39.28 in 2016 to $48.97 in 2017. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Natural gas sales volume decreased from 900,089 Mcf in 2016 to 761,517 Mcf in 2017 and the average realized per Mcf gas price increased from $2.50 in 2016 to $3.23 in 2017. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The oil volume increase is the result of our ongoing development of existing properties.

Oil and natural gas production costs. Our aggregate oil and natural gas production costs increased from $9,867,800 in 2016 to $15,978,362 in 2017 and decreased on a BOE basis from $11.24 in 2016 to $11.11 in 2017. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The decrease in the cost per BOE is the result of increased production.

Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.88% during 2016 and decreased to 4.73% in 2017. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

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

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary sources of cash in 2018 were from funds generated from the sale of oil and natural gas production, proceeds from the issuance of common stock and borrowing on our Credit Facility. These cash flows were primarily used to fund our capital expenditures.

Credit Facility. On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015 and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

In June 2018, the borrowing base (the “Borrowing Base”) was increased from the initial $60 million to $175 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base is redetermined semi-annually on each May 1 and November 1.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and natural gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2018, the Company was in compliance with all covenants contained in the Credit Facility, and $39.5 million was outstanding on the Credit Facility.

Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2018, 2017 and 2016, we had cash inflow from operations of $70,357,321, $42,806,224 and $11,214,397, respectively. During the three years ended December 31, 2018, we financed $280,416,073 through proceeds from the sale of stock. During 2018, 2017 and 2016, we had proceeds from drawdowns on our Credit Facility of $39,500,000, $0 and $7,000,000, respectively. We primarily used this cash to fund our capital expenditures and development aggregating $393,637,715 over the three years ended December 31, 2018 and repayment of debt on our Credit Facility of $52,900,000 in 2016. At December 31, 2018, we had cash on hand of $3,363,726 and negative working capital of $35,066,175, as compared to cash on hand of $15,006,581 and negative working capital of $19,319,525 at December 31, 2016 and cash on hand of $71,086,381 and working capital of $66,121,524 at December 31, 2016.

Schedule of Contractual Obligations. The following table summarizes our contractual obligations for periods subsequent to December 31, 2018. The future estimated office lease payments pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet for our previous office space in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $527,060, $537,582 and $526,658 for the years ended December 31, 2018, 2017 and 2016, respectively. The following table reflects the outstanding balance under our Credit Facility and future minimum lease payments under the operating leases as of December 31, 2018.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$-	$39,500,000	$-	$-	$-
Operating Lease Obligations	665,000	539,675	125,325	-	-
Total	$665,000	$40,039,675	$125,325	$-	$-

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

Subsequent Events

On February 25, 2019, Ring Energy, Inc. (the “Company” or “Buyer”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Wishbone Energy Partners, LLC (“WEP”), Wishbone Texas Operating Company LLC (“WTOC”) and WB WaterWorks, LLC (“WBWW,” and together with WEP and WTOC, “Sellers”), to acquire Sellers’ North Central Basin Platform assets consisting of approximately 37,206 net acres located primarily in southwest Yoakum County, Texas and eastern Lea County, New Mexico (the “Assets”) for aggregate consideration of $300 million, comprised of $270 million cash and $30 million of common stock of the Company (the “Acquisition”), subject to customary adjustments, including adjustments based on title and environmental due diligence, under the Purchase Agreement. The Acquisition is expected to close early in the second quarter of 2019 and will have an effective date of November 1, 2018.

The Company intends to finance the Acquisition with borrowings under an Amended and Restated Senior Secured Revolving Credit Facility (“Amended and Restated Senior Credit Facility”) that amends and restates the Company’s existing Senior Secured Revolving Credit Facility (“Existing Senior Credit Facility”). Concurrent with the signing of the Purchase Agreement, the Company signed a commitment letter with SunTrust Bank and SunTrust Robinson Humphrey (the “Lead Arranger” and, together with SunTrust Bank, “SunTrust”) relating to the Amended and Restated Senior Credit Facility, pursuant to which SunTrust Bank has committed to increase the maximum facility amount to $1 billion, increase the borrowing base to $425 million, extend the maturity date and make other modifications to the terms of the Existing Senior Credit Facility (the “Commitment Letter”). The Commitment Letter provides that the financing would be funded at the closing of the Acquisition and secured by a first lien with substantially the same collateral requirements as the Existing Senior Credit Facility. Management expects the financing to have substantially the same covenants as the Existing Senior Credit Facility and a five-year term.

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

As of December 31, 2018 we had no off-balance sheet financing arrangements.

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

Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 2 of our financial statements for additional information.

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

Write-down of Oil and Natural Gas Properties.    Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

During 2018 and 2016, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and natural gas properties as a result of ceiling test limitations of $14.2 million and $56.5 million, respectively, which are reflected with ceiling test and other impairments in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2017.

Our reserve estimates, as of December 31, 2018, are based on an average price of $58.74 for oil and $3.26 for gas.

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

All capitalized costs of oil and natural gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns. Our balance sheet for the year ended December 31, 2018, includes a deferred tax asset of approximately $7.8 million. We have not recorded a valuation against this asset as we believe

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2018 ranged from a low of $40.55 per barrel to a high of $63.50 per barrel. Natural gas prices we received during 2018 ranged from a low of $2.04 per Mcf to a high of $6.13 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. As of December 31, 2018, all of our hedging arrangements have either expired or been terminated and the Company does not currently have any derivative contracts in place. See Note 6 to our Financial Statements for further information.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $12.5 million at December 31, 2018). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2018, sales to two customers, Oxy and Plains represented 85% and 11%, respectively, of oil and natural gas revenues. At December 31, 2018, Oxy represented 90% of our accounts receivable and Plains represented 5%. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

As of December 31, 2018, we had $39.5 million outstanding on our Credit Facility with a weighted average interest rate of 4.17%. A 1% change in the interest rate on our Credit Facility would result in an estimated $459,000 change in our annual interest expense. See note 7 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on our Credit Facility.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of February 26, 2019. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Position

Kelly Hoffman	60	Chief Executive Officer, Director
David A. Fowler	60	President, Director
Daniel D. Wilson	58	Executive Vice President
William R. Broaddrick	41	Chief Financial Officer
Lloyd T. Rochford	72	Chairman of the Board of Directors
Stanley M. McCabe	86	Director
Anthony B. Petrelli	66	Director
Clayton E. Woodrum	78	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. All of the Board members were re-elected at the Company’s 2018 annual stockholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 60, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, Mr. Hoffman arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project, he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman has served as Chief Executive Officer of the Company since January 2013. Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Hoffman should serve as director include over 40 years of experience in the oil and gas industry; his substantial experience in the operation and management of drilling operations in the Permian Basin; his extensive experience acquiring oil and gas properties and the financing of such acquisitions; and his service in executive leadership and strategic planning roles in the oil and gas industry.

David A. Fowler – President and Director

Mr. Fowler, 60, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving IPF in April 2001, Mr. Fowler co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million. Mr. Fowler has served as President of the Company since January 2013.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Fowler should serve as director include his significant experience and relationships in the oil and gas industry; his knowledge regarding oil and gas properties and marketing in the Permian Basin; and his strategic planning roles in the oil and gas industry.

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 57, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. From September 1983 to December 2012, Mr. Wilson served as the Vice President and Manager of Operations for Breck Operating Corporation (“Breck”). He had the responsibility of overseeing the building, operating and divestiture of two companies during this time. At Breck’s peak, Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 members, including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes. Mr. Wilson has served as Executive Vice President of the Company since January 2013.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 41, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. In 1999, Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University through Oklahoma State University – Tulsa. Mr. Broaddrick is a Certified Public Accountant. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC, performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena, as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford Energy, Inc. (“Stanford”) as Chief Financial Officer. As a result of the merger transaction between Stanford and Ring, Mr. Broaddrick became Chief Financial Officer of the Company as of July 2012.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 72, has been an active individual consultant and entrepreneur in the oil and gas industry since 1973. He has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

Mr. Rochford has successfully formed, developed and sold/merged four natural resource companies, two of which were listed on the New York Stock Exchange. The most recent, Arena Resources, Inc. (“Arena”), was founded by Mr. Rochford and his associate Stanley McCabe in August 2000. From inception until May 2008, Mr. Rochford served as President, Chief Executive Officer and as a director of Arena. During that time, Arena received numerous accolades from publications such as Business Week (2007 Hot Growth Companies), Entrepreneur (2007 Hot 500), Fortune (2007, 2008, 2009 Fastest Growing Companies), Fortune Small Business (2007, 2008 Fastest Growing Companies) and Forbes (Best Small Companies of 2009). In May 2008, Mr. Rochford resigned from the position of Chief Executive Officer at Arena and accepted the position of Chairman of the Board. In his role as Chairman, Mr. Rochford continued to pursue opportunities that would enhance the then-current, as well as long-term, value of Arena. Through his efforts, Arena entered into a merger agreement and was acquired by another New York Stock Exchange company for $1.6 billion in July 2010.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Rochford should serve as director include his 45 years of experience in the oil and gas industry; his service as an executive officer of four natural resources companies; his extensive experience in evaluating and pursuing strategic transactions; his corporate governance, compliance, and risk management experience; and his board experience.

Stanley M. McCabe – Director

Mr. McCabe, 86, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979, he founded and served as Chairman and Chief Executive Officer of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded Magnum Petroleum, Inc. with Mr. Rochford, serving as an officer and director. In 2000, Mr. McCabe co-founded Arena with Mr. Rochford, and Mr. McCabe served as Chairman of the Board of Arena until 2008 and then as a director of Arena until 2010.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. McCabe should serve as director include his vast years of experience founding and serving in executive roles for oil and gas exploration and production companies, as well as his experience evaluating oil and gas acquisition and development opportunities.

Anthony B. Petrelli – Director

Mr. Petrelli, 66, is President, Chairman, and Director of Investment Banking Services of NTB Financial Corporation, a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Additionally, Mr. Petrelli has served on the Board of Directors of Sensus Healthcare, Inc. since July 2016. Mr. Petrelli received his Bachelors of Science in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Petrelli should serve as director include his experience and expertise in financial and business matters with significant involvement in corporate governance and financial matters; his service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee; and his board experience.

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 78, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a Partner In Charge of the Tax Department of a big eight accounting firm to Chief Financial Officer of BancOklahoma Corp. and Bank of Oklahoma. His areas of expertise include business valuation, litigation support (including financial analysis, damage reports, depositions and testimony), estate planning, financing techniques for businesses, asset protection vehicles, sales and liquidations of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Woodrum should serve as a director include his significant financial background; his public accounting and tax experience; and his prior performance of CFO functions for both public and private companies.

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

Audit Committee

The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. The Audit Committee is comprised of Messrs. Woodrum, Petrelli and McCabe, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that Mr. Woodrum qualified as “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated by the Securities and Exchange Commission (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Woodrum, Petrelli and McCabe further qualified as “independent” in accordance with the applicable regulations of the NYSE American definition of independent director set forth in the Company Guide, Part 8, Section 803(A).

Compensation Committee

The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers. In accordance with the rules of the NYSE American, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination by the Compensation Committee. The Compensation Committee is comprised of Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s principal functions are to identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and develop and recommend to the Board corporate governance principles applicable to the Company. The Nominating and Corporate Governance Committee is comprised of Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman.

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

Item 11: Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Our Compensation Committee, appointed by our Board, assists the Board in performing its responsibilities relating to the compensation of our Chief Executive Officer and other Named Executive Officers. The Compensation Committee is responsible for our incentive compensation programs, which include programs for our executive management team, including the Named Executive Officers listed below. (See “Setting Executive Compensation and Evaluating Named Executive Officer Performance” below).

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives, policies and practices with respect to our Named Executive Officers and our Compensation Committee’s rationale in structuring our executive compensation program, which is designed to align the interests of Named Executive Officers with our stockholders, as well as to provide our Named Executive Officers with incentives to achieve the Company’s goals and objectives that will ultimately enhance value to our stockholders; and (3) identifies the elements of compensation for each of the individuals identified in the following table, whom we refer to in this annual report as our “Named Executive Officers” for the fiscal year ending December 31, 2018.

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

OBJECTIVES AND PHILOSOPHY OF OUR EXECUTIVE COMPENSATION PROGRAM

The Company strives to attract, motivate and retain high-quality executives who are willing to accept lower base compensation in cash and be rewarded with equity awards based on performance and the achievement of the goals and objectives of the Company, thereby allowing the Company to better align the interests of its executives with its stockholders. The Company competes for executive talent from a broad range of public companies and private companies primarily using its equity grants, as its cash compensation is relatively low compared to its peers.

General

Our executive compensation programs are intended to achieve two objectives. The primary objective is to enhance stockholder value. The second objective is to attract, motivate, reward and retain employees, including executive personnel, who contribute to the long-term success of the Company and the enhancement of stockholder value. As described in more detail below, our current executive compensation program for Named Executive Officers includes three major elements: (1) a base salary, (2) discretionary annual bonuses, and (3) discretionary equity awards.

The Company believes that each element of its executive compensation program helps to achieve one or both of the Company’s compensation objectives outlined above. Our executives’ compensation is based on individual and Company performance and designed to attract, retain and motivate highly qualified executives while creating a strong connection between financial and operational performance and stockholder value, which is exemplified in the mix of the compensation that we provide to our Named Executive Officers. In furtherance of our objective to align executive compensation with stockholder value, a significant portion of our Named Executive Officers’ compensation in 2018 was in the form of equity awards.

Our executive compensation program is designed to do the following:

•	Align the compensation of our Named Executive Officers and other managers with our stockholders’ interests and motivate our executive officers to meet the Company’s objectives;

•	Pay for performance, taking into consideration both the performance of the Company and the individual in determining executive compensation;

•	Promote Named Executive Officer accountability by compensating Named Executive Officers for their contributions to the achievement of the Company’s objectives (while discouraging excessive risk-taking not in the interest of long term value for our stockholders); and

•	Attract and retain highly qualified executives with significant industry knowledge and experience by providing them with a fair compensation program that provides financial stability and incentivizes growth in stockholder value.

Our Compensation Committee and Board believe that our executive compensation program provides our executive officers with incentives to meet the Company’s goals and objectives, while discouraging excessive risk taking. We believe our executive compensation program is consistently aligned with creating value to our stockholders.

The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

COMPENSATION ELEMENT	COMPENSATION OBJECTIVES

Base Salary

Attract and retain qualified executives with significant industry knowledge, experience and expertise.

Provide stability in compensation through a fixed compensation element that takes into account the Named Executive Officer’s skills, experience, expertise, and tenure with the Company.

Bonus Compensation	Motivate and reward executives’ performance. Reward achievement of the Company’s goals and objectives. Enhance profitability of the Company and stockholder value.

Equity-Based Compensation – Stock Options and Restricted Stock Awards

Enhance profitability of the Company and stockholder value by aligning long-term incentives with stockholders’ long-term interests.

Incentivize achievement of both strategic goals and objectives by providing Named Executive Officers with rewards for their contributions to achieving such goals and objectives.

Promote Named Executive Officer accountability by compensating Named Executive Officers for their contributions to the achievement of the Company’s objectives (while discouraging excessive risk-taking).

Promote pay-for-performance and allow our Named Executive Officers to acquire meaningful interests in the Company.

Encourage long-term value creation for stockholders and retention of talented executive officers.

As illustrated by the table above, base salary is primarily intended to attract and retain qualified executives who have significant industry knowledge, experience and expertise. This is the element of the Company’s current executive compensation program where the value of the benefit in any given year is not wholly dependent on performance. Base salaries are intended to attract and retain qualified executives as well as to provide stability in the Named Executive Officer’s compensation and discourage excessive risk-taking. Base salaries are reviewed annually and take into account a number of factors, including: experience and retention considerations; past performance; improvement in historical performance; anticipated future potential performance; and other issues specific to the individual executive.

There are specific elements of the current executive compensation program that are designed to reward performance and enhance profitability and stockholder value, and, therefore, the value of these benefits is based on performance. The Company’s discretionary annual bonus plan is primarily intended to motivate and reward Named Executive Officers’ performance to achieve specific strategies and operating objectives, as well as improved financial performance. The Company also awards stock options and restricted stock grants to promote long-term value creation for stockholders and to retain talented executives for an extended period.

Peer Review, Benchmarking and Compensation Consultant

The Compensation Committee reviews, evaluates and benchmarks the compensation practices of peer companies on a regular basis and has determined that the Company is efficient and is generally more effective than its peer companies in aligning the compensation of its executive officers with the interests of stockholders. The Compensation Committee believes that bonuses and equity compensation should fluctuate with the Company’s success in achieving financial, operating and strategic goals. The Committee’s philosophy is that the Company should continue to use long-term compensation such as stock options and restricted stock awards to align stockholders’ and executives’ interests and should allocate a much greater portion of an executive’s compensation package to long-term compensation. Based on this belief, the Compensation Committee reviews the performance of the Company’s executive officers throughout the year to evaluate the performance of each executive officer relative to the performance of the Company and the progress in meeting the Company’s goals and objectives.

The Company has not deemed it necessary to hire an outside consultant to assist the Compensation Committee, as compensation paid by its peers is generally available.

Setting Executive Compensation and Evaluating Named Executive Officer Performance

Our executive compensation programs are determined and approved by our Compensation Committee based on a comprehensive evaluation of the Company’s and individual executive officer’s performance, as well as consideration of industry compensation data reviewed by the Compensation Committee. The Compensation Committee takes into consideration the recommendations by our Chairman of the Board and our Chief Executive Officer (as to the compensation of executive officers other than the Chief Executive Officer). None of the Named Executive Officers are members of the Compensation Committee. The Compensation Committee has the direct responsibility and authority to review and approve the Company’s goals and objectives relative to the compensation of the Named Executive Officers, and to determine and approve (either as a committee or with the other members of the Company’s Board who qualify as “independent” directors under applicable guidelines adopted by the NYSE American) the compensation of our Named Executive Officers.

For purposes of evaluating performance, our Compensation Committee, in consultation with our management and the Board, sets performance goals and objectives for the Company, regularly assesses progress towards meeting such goals and objectives throughout the year, and determines the appropriate compensation for each of our Named Executive Officers. The Compensation Committee evaluates various factors in determining the appropriate compensation for each of our Named Executive Officers.

PERFORMANCE OBJECTIVES AND GOALS

Our Compensation Committee considered the following 2018 goals and objectives, among other factors such as industry compensation data and the commodity pricing environment, in determining the compensation of our Named Executive Officers:

Objectives	Evaluation/Analysis for 2018

Increase Production	Production increased 55%, from 1,438,647 BOE in 2017 to 2,232,658 BOE for 2018.

Increase Proved Reserves	Increased our proved reserves 15% to 36.6 million BOE.

Continued successful development plan	The Company increased drilling, including drilling 57 horizontal development wells in the year ended December 31, 2018.

Maintain Financial Flexibility and Increase Capital

Maintained a credit facility with a $175 million borrowing base with $39.5 million outstanding under the credit facility as of December 31, 2018.

Raised $81.8 million in successful underwritten public offerings of Common Stock.

Continue focus on safety	Continued to maintain safe operations.

The Compensation Committee reviewed the performance of our Named Executive Officers in conjunction with the Company’s performance objectives and goals for 2018. The Compensation Committee also took into consideration other circumstances in determining executive compensation including, without limitation, changes in commodity prices, market conditions, supply and demand, weather conditions, governmental regulation, and other factors. The Compensation Committee determined that, despite volatile commodity prices, the Company exceeded the objectives and goals for 2018 and tied the compensation (as discussed below) to the Company’s performance.

ROLE OF STOCKHOLDER SAY-ON-PAY ADVISORY VOTE

In determining 2018 executive compensation, the Compensation Committee considered the approval received from the stockholders of the say-on-pay vote at the last annual meeting. Based on the results of the say-on-pay vote, the Company has continued to focus on ensuring our executive compensation program is designed primarily to align the interests of our executives with stockholders and incentivize our management to achieve the Company’s objectives and goals. The Company is developing a plan to communicate regularly with its stockholders to gather feedback on the Company’s performance and executive compensation program.

Our Board and Compensation Committee utilizes the “say-on-pay” vote as an additional guide to ensure our executive compensation programs are aligned with the interests of our stockholders. Our Compensation Committee will continue to evaluate the Company’s compensation program to ensure competitiveness, the alignment of the Company’s executive compensation with stockholders’ interests and to meet other compensation objectives.

EXECUTIVE COMPENSATION PROGRAM ELEMENTS FOR 2018

Our Compensation Committee believes that our executive compensation program has played a significant role in our ability to enhance our stockholders with value based upon our continued growth in production and reserves, in addition to our continued commitment to meeting our objectives and goals.

In 2018, we continued to grow our production and reserves by focusing on operational efficiency. We successfully raised additional capital through underwritten public offerings and continued to focus on safety in our operations.

•	Significant Production Growth – We created significant production growth in 2018. Our production increased approximately 55%, to 2,232,658 BOE in 2018, as compared to production of 1,438,647 BOE for 2017.

•	Reserve Growth – Through December 31, 2018, we increased our proved reserves to approximately 36.6 million BOE. As of December 31, 2018, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $541.6 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $455.9 million.

•	Continued Successful Development – We improved our operational efficiency through employing technological advancements, which have provided a significant benefit in our continuous drilling program in the volatile commodity price environment. As of result of our improved operational efficiency, as of December 31, 2018, Ring had drilled 300 wells, with 193 being vertical wells and 107 being horizontal wells in its Central Basin acreage and had drilled 10 wells on its Delaware Basin acreage.

•	Safety and Training – We continued our strong safety performance in 2018.

Our Compensation Committee assessed each of our executive officers’ performance and contribution to the Company meeting its objectives for 2018. Below is a discussion of the compensation of each of our Named Executive Officers under our compensation program, which should be read in conjunction with the “Summary Compensation Table.”

Base Salaries

The Compensation Committee believes base salary is an integral element of executive compensation to provide executive officers with a base level of monthly income. We provide all of our employees, including our Named Executive Officers, with an annual base salary to compensate them for their services to the Company. Similar to most companies within the industry, our policy is to pay Named Executive Officers’ base salaries in cash.

The base salary of each Named Executive Officer is reviewed annually, with the salary of the Chief Executive Officer being established by the Compensation Committee and the salaries of the other executive officers being determined and approved by the Compensation Committee after consideration of recommendations by the Chairman of the Board and Chief Executive Officer. The Compensation Committee analyzes many factors in its evaluation of our Named Executive Officers’ base salary, including the experience, skills, contributions and tenure of such officer with the Company and such executive officers’ current and future roles, responsibilities and contributions to the Company.

For the year ended December 31, 2016, Mr. Broaddrick received a salary of $125,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $20,000 for Mr. Broaddrick, increasing his base salary to $145,000. Effective January 1, 2018, the Compensation Committee recommended an increase of $30,000 for Mr. Broaddrick, increasing his base salary to $175,000.

For the year ended December 31, 2016, Mr. Hoffman received a salary of $175,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $30,000 for Mr. Hoffman, increasing his base salary to $205,000. Effective January 1, 2018, the Compensation Committee recommended an increase of $30,000 for Mr. Hoffman, increasing his base salary to $235,000.

For the year ended December 31, 2016, Mr. Fowler received a salary of $150,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $25,000 for Mr. Fowler, increasing his base salary to $175,000. Effective January 1, 2018, the Compensation Committee recommended an increase of $25,000 for Mr. Fowler, increasing his base salary to $200,000.

For the year ended December 31, 2016, Mr. Wilson received a salary of $150,000. Effective January 1, 2017, the Compensation Committee recommended an increase of $25,000 for Mr. Wilson, increasing his base salary to $175,000. Effective January 1, 2018, the Compensation Committee recommended an increase of $25,000 for Mr. Wilson, increasing his base salary to $200,000.

The salary of each of our Named Executive Officers is reported in the “Salary” column of the “Summary Compensation Table” for each Named Executive Officer.

Annual Bonuses

The Company’s payment of bonuses has been discretionary and is largely based on the recommendations of the Compensation Committee. Cash incentive bonuses are designed to provide our executive officers with an incentive to achieve the Company’s business goals and objectives and are tied to the performance of the Company. Cash bonuses have not been, and are not expected to be, a significant portion of the Company’s executive compensation package. Cash bonuses are determined for Named Executive Officers based on the Company’s performance for the prior year, the officer’s individual performance in the prior year, the officer’s expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies.

No cash bonuses have been granted to Named Executive Officers in 2016, 2017 or 2018. The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Executive Officer.

Equity-Based Compensation – Stock Options and Restricted Stock Awards

A significant component of our executive compensation program is equity-based compensation. It is our policy that the Named Executive Officers’ long-term compensation should be directly linked to enhancing stockholders’ value. Accordingly, the Compensation Committee grants to the Company’s Named Executive Officers equity awards under the Company’s long term incentive plan designed to link an increase in stockholder value to compensation. The purpose of granting equity-based compensation is to incentivize and reward the Company’s executive officers for the Company’s achievement of its objectives and goals and the individual’s contribution to meeting such goals and objectives and to encourage continued dedication to the Company by providing executives with meaningful ownership interests in the Company.

Messrs. Hoffman, Fowler, Wilson and Broaddrick were granted non-qualified stock options in 2016 and were granted restricted stock in 2017 and 2018.

Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of the requisite service period served. Non-qualified stock options and restricted stock granted to Named Executive Officers and other key employees generally vest ratably over five years. The Compensation Committee believes that the grant of equity awards encourages Named Executive Officers to continue to use their best professional skills and to retain Named Executive Officers for longer terms.

Grants are determined for Named Executive Officers based on his performance in the prior year, his expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies. Awards may be granted to new key employees or Named Executive Officers on their respective hire dates. Other grant date determinations are made by the Compensation Committee, which are based upon the date the Compensation Committee met and proper communication was made to the Named Executive Officer or key employee as defined in the definition of grant date by generally accepted accounting principles. Exercise prices are equal to the value of the Company’s stock on the close of business on the determined grant date. The Company has no program or practice to coordinate timing of grants with release of material, nonpublic information.

The grant date fair value as determined under generally accepted accounting principles is shown in the “Summary Compensation Table” below.

Pension Plans, Non-Qualified Deferred Compensation Plans, Change-In-Control Arrangements and Retirement Plans

The Company did not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2018.

Other Benefits

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, and short and long-term disability, in each case, on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our Named Executive Officers.

TAX CONSIDERATIONS

Although our Compensation Committee considers the tax and accounting treatment associated with the cash and equity grants it makes to its executive officers, these considerations are not dispositive. Section 162(m) of the Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any year with respect to our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer. There is an exemption from the $1.0 million limitation for performance-based compensation that meets certain requirements. Our benefit plans are generally designed to permit compensation to be structured to meet the qualified performance-based compensation exception. To maintain flexibility in compensating Named Executive Officers in a manner designed to promote our Company goals and objectives, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee retains the ability to evaluate the performance of our executive officers and to pay appropriate compensation, even if some of it may be non-deductible, to ensure competitive levels of total compensation are paid to certain individuals.

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

RISK CONSIDERATIONS IN OUR OVERALL COMPENSATION PROGRAM

Our compensation program is designed to focus on meeting the Company’s objectives and goals while discouraging management from undue risk-taking. When establishing and reviewing our executive compensation program, the Compensation Committee has considered whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. While behavior that may result in inappropriate risk taking cannot necessarily be prevented by the structure of compensation practices, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Our compensation program is comprised of both fixed and incentive-based elements. The fixed compensation (i.e., base salary) provides reliable, foreseeable income that mitigates the focus of our employees on our immediate financial performance or our stock price, encouraging employees to make decisions in our best long-term interests. The incentive components are designed to be sensitive to our goals and objectives, performance and stock price. In combination, we believe that our compensation structure does not encourage our officers and employees to take unnecessary or excessive risks in performing their duties.

Moreover, with limited exceptions, our Compensation Committee retains discretion to impose additional conditions and adjust compensation pursuant to our clawback policy as well as for quality of performance and adherence to the Company’s values. The stock options and restricted stock that the Company has granted to its executive officers have a five year vesting period, which further mitigates risk in the event any executive officer departs or is terminated and his options have not vested. The Board may seek reimbursement from an executive officer if it determines that the officer engaged in conduct that was detrimental to the Company and resulted in a material inaccuracy in either our financial statements or in performance metrics that affected the officer’s compensation. If the Compensation Committee or the Board determines that an officer engaged in fraudulent misconduct, it will seek such reimbursement. In cases of misconduct by an executive officer, the Board has discretion to take a range of actions to remedy the misconduct and prevent its recurrence, including terminating the individual’s employment.

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

COMPENSATION OF NAMED EXECUTIVE OFFICERS FROM 2016 THROUGH 2018

The “Summary Compensation Table” set forth below should be read in connection with the tables and narrative descriptions contained in this Compensation Discussion & Analysis. The “Outstanding Equity Awards at Fiscal Year End Table” and “Option Exercises and Stock Vested Table” provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards (1) (2) ($)	All Other Compensation ($) (3)	Total ($)

	2018	$235,000	$-	$407,615	$24,000	$666,615
Kelly Hoffman, Chief Executive Officer	2017	205,000	-	618,240	24,000	259,000
	2016	175,000	-	740,283	24,000	939,283

	2018	200,000	-	265,768	24,000	489,768
David Fowler, President	2017	175,000	-	403,200	24,000	602,200
	2016	150,000	-	496,650	24,000	670,650

	2018	200,000	-	265,768		465,768
Daniel D. Wilson, Executive Vice President	2017	175,000	-	403,200	-	578,200
	2016	150,000	-	495,477	-	645,477

	2018	175,000	-	265,768	-	440,768
William R. Broaddrick, Chief Financial Officer	2017	145,000	-	403,200	-	548,200
	2016	125,000	-	398,024	-	523,024

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) On December 9, 2015, Ring issued option awards to its Named Executive Officers and directors. On January 13, 2016, the Board ratified the Compensation Committee decision to rescind the option awards granted to its employees and directors (other than Messrs. McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Equity Awards include the additional fair value of the new options over the original grant. On December 26, 2018, the Compensation Committee rescinded the options granted in 2016. No adjustment has been made to the 2016 compensation shown to account for the reduction in compensation.

(3) Other Compensation for Messrs. Hoffman and Fowler consists of $24,000 in director’s fees.

The Company awards equity through the grant of stock options or restricted stock to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the restricted stock granted during 2018.

Grants of Plan-Based Awards

Name	Date of Board approval	Grant Date	Restricted stock grants (#)	Fair Value on Grant Date

Kelly Hoffman	12/11/2018	12/26/2018	85,275	$407,615
David Fowler	12/11/2018	12/26/2018	55,600	265,768
Daniel D. Wilson	12/11/2018	12/26/2018	55,600	265,768
William R. Broaddrick	12/11/2018	12/26/2018	55,600	265,768

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2018.

Outstanding Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Grant Date	Option Expiration Date

Kelly Hoffman	500,000	-	$4.50	01/01/13	01/01/23
	25,000	-	10.00	12/16/13	12/16/23
	24,000	6,000	8.00	12/01/14	12/01/24
	30,000	45,000	11.75	12/13/16	12/13/26

David Fowler	500,000	-	4.50	01/01/13	01/01/23
	25,000	-	10.00	12/16/13	12/16/23
	24,000	6,000	8.00	12/01/14	12/01/24
	20,000	30,000	11.75	12/13/16	12/13/26

Daniel D. Wilson	300,000	-	4.50	01/01/13	01/01/23
	20,000	-	10.00	12/16/13	12/16/23
	20,000	5,000	8.00	12/01/14	12/01/24
	20,000	30,000	11.75	12/13/16	12/13/26

William R. Broaddrick	60,000	-	2.00	12/01/11	12/01/21
	40,000	-	4.50	08/15/12	08/15/22
	20,000	-	10.00	12/16/13	12/16/23
	20,000	5,000	8.00	12/01/14	12/01/24
	16,000	24,000	11.75	12/13/16	12/13/26

The following table provides certain information regarding unvested restricted stock outstanding for each Named Executive Officer as of December 31, 2018. All restricted stock awards vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.

Outstanding Unvested Restricted Stock Awards

Name	Unvested Restricted Stock Grants	Grant Date

Kelly Hoffman	36,800	12/19/17
	85,275	12/26/18

David Fowler	24,000	12/19/17
	55,600	12/26/18

Daniel D. Wilson	24,000	12/19/17
	55,600	12/26/18

William R. Broaddrick	24,000	12/19/17
	55,600	12/26/18

The following table provides information regarding options exercised by Named Executive Officers during 2018.

Option Exercises and Stock Vesting

		Option Awards		Restricted Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Vested (#)	Value Realized at Vesting ($)

Kelly Hoffman	2018	110,000	1,013,100	9,200	$43,332

David Fowler	2018	-	-	6,000	28,260

Daniel D. Wilson	2018	-	-	6,000	28,260

William R. Broaddrick	2018	-	-	6,000	28,260

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of our Common Stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2017 and 2016. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2017 and 2016:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

January 13, 2016	1.51%	6.5	-	100%
May 3, 2016	1.25%	6.5	-	99%
December 13, 2016	1.92%	6.5	-	96%

April 20, 2017	1.78%	6.5	-	94%

 No options were granted during 2018.

For the years ended December 31, 2018, 2017 and 2016, the Company incurred stock based compensation expense related to stock options of $1,853,913, $3,618,309 and $2,267,053, respectively. As of December 31, 2018, there was $1,650,573 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2018 was $1,993,800. The aggregate intrinsic value of options exercisable at December 31, 2018 was $1,993,800. The year-end intrinsic values are based on a December 31, 2018 closing price of $5.08.

Options exercised of 193,000 in 2018, 165,400 in 2017 and 25,900 in 2016 had an aggregate intrinsic value on the date of exercise of $1,470,230, $1,744,047 and $65,089, respectively.

Executive Stock Compensation Plans

Please refer to the table set forth in Item 12 of this Annual Report for information concerning securities authorized for issuance under our executive stock compensation plan as of December 31, 2018.

Long Term Incentive Plan

The Ring Energy, Inc. Long Term Incentive Plan (the “Plan”) was in existence with Stanford Energy, Inc. (“Stanford”) and was adopted by the Board on June 27, 2012, and assumed by the Company upon the acquisition of Stanford. The Plan was also approved by vote of a majority of stockholders on January 22, 2013. The following is a summary of the material terms of the Plan.

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

Stock Options

Under the Plan, the plan administrator is authorized to grant stock options. Stock options may be either designated as non-qualified stock options or incentive stock options. Incentive stock options, which are intended to meet the requirements of Section 422 of the Code such that a participant can receive potentially favorable tax treatment, may only be granted to employees. Therefore, any stock option granted to consultants and non-employee directors are non-qualified stock options.

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

The plan administrator may impose such restrictions or conditions to the vesting of such shares as it, in its absolute discretion, deems appropriate. Prior to the vesting of a share of restricted stock granted under the Plan, no transfer of a participant’s rights to such share, whether voluntary or involuntary, by operation of law or otherwise, will vest the transferee with any interest, or right in, or with respect to, such share, but immediately upon any attempt to transfer such rights, such share, and all the rights related thereto, will be forfeited by the participant and the transfer will be of no force or effect; provided, however, that the plan administrator may, in its sole and absolute discretion, vest in the participant all or any portion of shares of restricted stock which would otherwise be forfeited.

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

Transferability Restrictions

Notwithstanding any limitation on a holder’s right to transfer an award, the plan administrator may (in its sole discretion) permit a holder to transfer an award, or may cause the Company to grant an award that otherwise would be granted to an eligible individual, in any of the following circumstances: (a) pursuant to a qualified domestic relations order, (b) to a trust established for the benefit of the eligible individual or one or more of the children, grandchildren or spouse of the eligible individual; (c) to a limited partnership or limited liability company in which all the interests are held by the eligible individual and that person’s children, grandchildren or spouse; or (d) to another person in circumstances that the plan administrator believes will result in the award continuing to provide an incentive for the eligible individual to remain in the service of the Company or its subsidiaries and apply his or her best efforts for the benefit of the Company or its subsidiaries. If the plan administrator determines to allow such transfers or issuances of awards, any holder or eligible individual desiring such transfers or issuances shall make application therefore in the manner and time that the plan administrator specifies and shall comply with such other requirements as the plan administrator may require to assure compliance with all applicable laws, including securities laws, and to assure fulfillment of the purposes of the Plan. The plan administrator shall not authorize any such transfer or issuance if it may not be made in compliance with all applicable federal and state securities laws. The granting of permission for such an issuance or transfer shall not obligate the Company to register the shares of stock to be issued under the applicable award.

Termination and Amendments to the Plan

The Board of Directors may (insofar as permitted by law and applicable regulations), with respect to any shares which, at the time, are not subject to awards, suspend or discontinue the Plan or revise or amend it in any respect whatsoever, and may amend any provision of the Plan or any award agreement to make the Plan or the award agreement, or both, comply with Section 16(b) of the Exchange Act and the exemptions therefrom, the Code, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the regulations promulgated under the Code or ERISA, or any other law, rule or regulation that may affect the Plan. The Board of Directors may also amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in other legal requirements applicable to the Company or the Plan or for any other purpose permitted by law. The Plan may not be amended without the consent of the holders of a majority of the shares of Common Stock then outstanding to increase materially the aggregate number of shares of stock that may be issued under the Plan except for certain adjustments.

Our Board and Compensation Committee retain discretion, with respect to shares not yet subject to awards, to impose a “second trigger” or other conditions in any future awards agreements in various circumstances, such as when an employees’ employment is not terminated upon a change in control.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of Kelly Hoffman, our CEO, for 2018:

Median Employee total annual compensation	$98,913
Total Compensation of Chief Executive Officer - Kelly Hoffman	$642,615
Ratio of CEO to Median Employee compensation	6.5 to 1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•	We determined that, as of December 31, 2018, our employee population consisted of 42 individuals with all of these individuals located in the U.S. This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2018, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.

•	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and restricted stock awards granted in 2018 as reflected in our payroll records. To make them comparable, salaries for newly hired employees who had worked less than one year were annualized and the target incentive amount was applied to their total compensation measure.

•	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $98,913.

•	With respect to the annual total compensation of our CEO, we used salary, bonus, restricted stock and stock option awards granted and all other compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $642,615.

Director Compensation

Inside directors receive a monthly stipend of $2,000. Outside directors receive a monthly stipend of $3,000. Additionally, each outside director receives an additional $500 per month for each Committee they are a member of. In 2018, each outside director also received 55,600 shares of restricted stock as an annual bonus. Mr. Rochford received an additional 74,150 shares of restricted stock as additional compensation as Chairman. The stock options and restricted stock granted to our directors vest over a period of five (5) years. Director compensation to Messrs. Fowler and Hoffman is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

Name		Fees Earned or Paid in Cash ($)	Equity Awards ($) (1)	All Other Compensation ($)	Total ($)
Lloyd T. Rochford	(2)	$40,500	$620,205	$-	$660,705
Stanley M. McCabe	(3)	42,000	265,768	-	307,768
David A. Fowler	(4)	24,000	265,768	-	289,768
Kelly Hoffman	(5)	24,000	407,615	-	431,615
Clayton E. Woodrum	(6)	37,500	265,768	-	303,268
Anthony B. Petrelli	(7)	37,500	265,768	-	303,268

(1) See discussion of assumptions made in valuing these awards in the notes to our financial statements.

(2) Lloyd T. Rochford has 315,000 options to purchase Ring stock and 185,750 shares of unvested restricted stock.

(3) Stanley McCabe has 215,000 options to purchase Ring stock and 79,600 shares of unvested restricted stock.

(4) David A. Fowler has an aggregate of 605,000 options to purchase Ring stock and 79,600 shares of unvested restricted stock.

(5) Kelly Hoffman has an aggregate of 630,000 options to purchase Ring stock and 122,075 shares of unvested restricted stock.

(6) Clayton E. Woodrum has 175,000 options to purchase Ring stock and 79,600 shares of unvested restricted stock.

(7) Anthony B. Petrelli has 140,000 options to purchase Ring stock and 79,600 shares of unvested restricted stock.

Compensation Committee Report

Among the duties imposed on our Compensation Committee under its charter is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation Committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the NYSE American listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2018, the Compensation Committee was comprised of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the NYSE American listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item 402(b) of Regulation S-K. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2018, the Compensation Committee was comprised of two directors, Messrs. Rochford and McCabe, with Mr. Rochford acting as the chairman. Messrs. Rochford and McCabe are currently serving as the members of the Compensation Committee. Neither of our directors who currently serve as members of our Compensation Committee is, or has at any time in the past been, an officer or employee of the Company or any of its subsidiaries. The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a director of the Company. During the years ended December 31, 2016 through December 31, 2018, the Company paid an aggregate of $180,000 to Arenaco, LLC.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or Board.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2018.

	Restricted stock granted that has not vested	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders	942,980	2,751,000	$6.28	677,120

Equity compensation plans not approved by security holders	-	-	-	-

Total	942,980	2,751,000	$6.28	677,120

The Plan was in existence with Stanford and was adopted by the Board of Directors on June 27, 2012, and assumed by the Company upon the acquisition of Stanford. The Plan was subsequently approved by vote of a majority of stockholders on January 22, 2013. Information regarding the material terms of this plans may be found in this Annual Report under Part III, Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on shares outstanding at February 13, 2019.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Shares of Common Stock
	Beneficially Owned
Name of Beneficial Owners	Number		Percent
Blackrock, Inc.	8,458,954	(1)	13.4%
55 East 52nd Street
New York, NY 10055

Dimensional Fund Advisors LP	4,003,690	(2)	6.3%
Building One, 6300 Bee Cave Road
Austin, TX 78746

Franklin Resources, Inc.	3,642,579	(3)	5.8%
One Franklin Parkway
San Mateo, CA 94403-1906

(1)	Based on the Schedule 13G/A filed on January 31, 2019, BlackRock, Inc. (“BlackRock”) may be deemed to be the beneficial owner of 8,458,954 shares. BlackRock reports sole voting power over 8,303,765 shares and sole dispositive power over 8,458,954 shares.

(2)	Based on the Schedule 13G filed on February 8, 2019, Dimensional Fund Advisors LP (“Dimensional”) may be deemed to be the beneficial owner of 4,003,690 shares. Dimensional reports sole voting power over 3,837,673 shares and sole dispositive power over 4,003,690 shares.

(3)	Based on the Schedule 13G filed on January 28, 2019, Franklin Resources, Inc. (“Franklin”) may be deemed to be the beneficial owner of 3,642,579 shares. Franklin reports sole voting power over 3,577,779 shares and sole dispositive power over 3,642,579 shares.

	Shares of Common Stock Beneficially Owned
Name	Number		Percent
Kelly Hoffman	595,746	(1)	1%

David A. Fowler	710,200	(2)	1%

Daniel D. Wilson	406,000	(3)	1%

William R. Broaddrick	187,000	(4)	*

Lloyd T. Rochford	1,721,000	(5)	3%

Stanley M. McCabe	1,838,634	(6)	3%

Anthony B. Petrelli	198,000	(7)	*

Clayton E. Woodrum	155,048	(8)	*

All directors and executive officers as a group (8 persons)	5,811,628	(9)	9%

*	Represents beneficial ownership of less than 1%.

(1)	Includes 579,000 shares issuable upon the exercise of stock options that are currently exercisable.

(2)	Includes 569,000 shares issuable upon the exercise of stock options that are currently exercisable.

(3)	Includes 360,000 shares issuable upon the exercise of stock options that are currently exercisable.

(4)	Includes 156,000 shares issuable upon the exercise of stock options that are currently exercisable.

(5)	Includes (i) 207,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,480,000 shares held by a family trust controlled by Mr. Rochford.

(6)	Includes (i) 167,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,665,634 shares held by a family trust controlled by Mr. McCabe.

(7)	Includes 102,000 shares issuable upon the exercise of stock options that are currently exercisable.

(8)	Includes (i) 137,000 shares issuable upon the exercise of stock options that are currently exercisable, (ii) 3,648 shares held by the Patricia Woodrum Trust and (iii) 8,400 shares held by the Clayton Woodrum Trust.

(9)	Includes 2,277,000 shares issuable upon the exercise of stock options that are currently exercisable.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2018, 2017 and 2016, the Company paid an aggregate of $180,000 to Arenaco, LLC for the lease of the office space.

The Audit Committee reviews any related party transactions. Annually, each Board member is required to submit an Independence Certificate, disclosing any affiliations or relationships for evaluation as possible related party transactions.

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

 Director Independence

The standards relied upon by the Board in determining whether a director is “independent” are those set forth in the rules of the NYSE American. The NYSE American generally defines the term “independent director” as a person other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Because the Board of Directors believes it is not possible to anticipate or provide for all circumstances that might give rise to conflicts of interest or that might bear on the materiality of a relationship between a director and the Company, the Board has not established specific objective criteria, apart from the criteria set forth in the NYSE American rules, to determine “independence”. In addition to such criteria, in making the determination of “independence”, the Board of Directors considers such other matters including (i) the business and non-business relationships that each independent director has or may have had with the Company and its other Directors and executive officers, (ii) the stock ownership in the Company held by each such Director, (iii) the existence of any familial relationships with any executive officer or Director of the Company, and (iv) any other relevant factors which could cause any such Director to not exercise his independent judgment.

Consistent with these standards, the Board of Directors has determined that Messrs. Woodrum and Petrelli, are each “independent” directors within the meaning the NYSE American definition of independent director set forth in the Company Guide, Part 8, Section 803(A). The Board has also determined that Messrs. Rochford and McCabe are “independent” directors under the same definitions.

Item 14:	Principal Accounting Fees and Services

The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal years ended December 31, 2016, 2017 and 2018. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. Eide Bailly billed the Company an aggregate of $120,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2017 and the audit of the Company’s financial statements for the year ended December 31, 2017 and an aggregate of $149,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2018 and the audit of the Company’s financial statements for the year ended December 31, 2018.

Audit Related Fees. Eide Bailly billed the Company $16,601 and $40,890, respectively, for the years ended December 31, 2018 and 2017 for services related to the Company’s filing of registration statements.

Tax Fees. Eide Bailly billed the Company $10,500 and $10,980, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2017.

All Other Fees. No other fees were billed by Eide Bailly to the Company during 2018 and 2017.

The Audit Committee of the Board of Directors has determined that the provision of services by Eide Bailly described above is compatible with maintaining Eide Bailly’s independence as the Company’s principal accountant. The policy of the Audit Committee and our Board, as applicable, is to pre-approve all services by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by our independent registered public accounting firm. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth the pre-approval requirements for all permitted services. Under the policy, all services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee; the Company obtained all required approvals during 2018.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The	following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Statements of Cash Flows for the year ended December 31, 2018, 2017 and 2016

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
2.3	Purchase and Sale Agreement, dated February 25, 2019 by and among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.5	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.6	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.7	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.8	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.9	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.10	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.11	Third Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	5/20/16
10.12	Development Agreement with Torchlight Energy Resources, Inc.	8-K	001-36057	10.1	10/18/13
10.13	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.14	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy, LP, Buffalo Oil & Gas, LP and Finley Resources, Inc.	8-K	001-36057	2.1	5/22/15
10.15	Fifth Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/19/18
10.16	Commitment Letter dated February 24, 2019, between Ring Energy, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	001-36057	10.1	02/28/19
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associated, Inc.					X
23.2	Consent of Williamson Petroleum Consultants, Inc.					X
23.3	Consent of Eide Bailly LLC					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101. INS	XBRL Instance Document					X
101. SCH	XBRL Taxonomy Extension Schema Document					X
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101. LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: February 28, 2019

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: February 28, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: February 28, 2019	Date: February 28, 2019

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: February 28, 2019	Date: February 28, 2019

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: February 28, 2019	Date: February 28, 2019

RING ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ring Energy, Inc.
Midland, Texas

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Ring Energy, Inc. (Ring Energy) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited Ring Energy’s internal control over financial reporting as of 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

What inspires you, inspires us. | eidebailly.com

7001 E. Belleview Ave., Ste. 700 | Denver, CO 80237-2733 | TF 866.740.4100 | T 303.770.5700 | F 303.770.7581 | EOE

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

Denver, Colorado

February 28, 2019

What inspires you, inspires us. | eidebailly.com

7001 E. Belleview Ave., Ste. 700 | Denver, CO 80237-2733 | TF 866.740.4100 | T 303.770.5700 | F 303.770.7581 | EOE

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2018	2017
ASSETS
Current Assets
Cash	$3,363,726	$15,006,581
Accounts receivable	12,643,478	12,833,883
Joint interest billing receivable	578,144	1,054,022
Prepaid expenses and retainers	258,909	229,438
Total Current Assets	16,844,257	29,123,924
Properties and Equipment
Oil and natural gas properties subject to amortization	641,121,398	433,591,134
Fixed assets subject to depreciation	1,465,551	1,884,818
Total Properties and Equipment	642,586,949	435,475,952
Accumulated depreciation, depletion and amortization	(100,576,087)	(61,864,932)
Net Properties and Equipment	542,010,862	373,611,020
Deferred Income Taxes	7,786,479	11,232,200
Deferred Financing Costs	424,061	135,342
Total Assets	$567,065,659	$414,102,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,910,432	$44,475,163
Derivative liabilities	-	3,968,286
Total Current Liabilities	51,910,432	48,443,449

Revolving line of credit	39,500,000
Asset retirement obligations	13,055,797	9,055,697
Total Liabilities	104,466,229	57,499,146
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares
authorized; 63,229,710 shares and 54,224,029 shares
issued and outstanding, respectively	63,230	54,224
Additional paid-in capital	494,892,093	397,904,769
Accumulated deficit	(32,355,893)	(41,355,653)
Total Stockholders' Equity	462,599,430	356,603,340
Total Liabilities and Stockholders' Equity	$567,065,659	$414,102,486

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2018	2017	2016

Oil and Natural Gas Revenues	$ 120,065,361	$ 66,699,700	$ 30,850,248

Costs and Operating Expenses
Oil and natural gas production costs	27,801,989	15,978,362	9,867,800
Oil and natural gas production taxes	5,631,093	3,152,562	1,504,620
Depreciation, depletion and amortization	39,024,886	20,517,780	11,483,314
Ceiling test impairment	14,172,309	-	56,513,016
Asset retirement obligation accretion	606,459	567,968	487,182
General and administrative expense	12,867,686	10,515,887	8,027,077

Total Costs and Operating Expenses	100,104,422	50,732,559	87,883,009

Income (Loss) from Operations	19,960,939	15,967,141	(57,032,761)

Other Income (Expense)
Interest income	97,855	291,083	56,498
Interest expense	(427,898)	-	(649,009)
Realized (loss) on derivatives	(11,153,702)	(119,897)	-
Unrealized gain (loss) on change in fair value of derivatives	3,968,287	(3,968,287)	-

Net Other (Expense)	(7,515,458)	(3,797,101)	(592,511)

Income (Loss) Before Provision for Income Taxes	12,445,481	12,170,040	(57,625,272)

(Provision for) Benefit from Income Taxes	(3,445,721)	(10,416,171)	19,987,585

Net Income (Loss)	$8,999,760	$1,753,869	$(37,637,687)

Basic Earnings (Loss) per share	$0.15	$0.03	$(0.97)
Diluted Earnings (Loss) per share	$0.15	$0.03	$(0.97)

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2015	30,391,342	$30,392	$193,269,034	$(7,068,298)	$186,231,128
Share-based compensation	-	-	2,267,053	-	2,267,053
Options exercised (cashless exercise)	734	-	-	-	-
Options exercised	25,600	26	112,474	-	112,500
Common stock issued for cash, net	18,695,387	18,695	139,549,284	-	139,567,979
Net loss	-	-	-	(37,637,687)	(37,637,687)
Balance, December 31, 2016	49,113,063	$49,113	$335,197,845	$(44,705,985)	$290,540,973
Modified Retrospective adjustment				$1,596,463	1,596,463
Share-based compensation	-	-	3,685,079	-	3,685,079
Options exercised (cashless exercise)	133,308	133	(133)	-	-
Options exercised	-	-	-	-	-
Common stock issued for cash, net	4,977,658	4,978	59,021,978	-	59,026,956
Net income	-	-	-	1,753,869	1,753,869
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	-	-	3,870,934	-	3,870,934
Options exercised (cashless exercise)	103,113	103	(103)	-	-
Options exercised	50,000	50	99,950	-	100,000
Restricted stock vested	64,620	65	(65)		-
Common stock issued for cash, net	6,164,000	6,164	81,814,974	-	81,821,138
Common stock issued in property acquisition	2,623,948	2,624	11,201,634	-	11,204,258
Net income	-	-	-	8,999,760	8,999,760
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$8,999,760	$1,753,869	$(37,637,687)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	39,024,886	20,517,780	11,483,314
Ceiling test impairment	14,172,309	-	56,513,016
Accretion expense	606,459	567,968	487,182
Share-based compensation	3,870,934	3,685,079	2,267,053
Deferred income tax expense (benefit)	2,537,837	3,862,827	(19,987,585)
Excess tax benefit related to share-based compensation	907,884	(49,896)	-
Adjustment to deferred tax asset for change in effective tax rate	-	6,603,240
Change in fair value of derivative instruments	(3,968,286)	3,968,286	-
Changes in assets and liabilities:
Accounts receivable	666,283	(9,980,206)	229,324
Prepaid expenses and retainers	(318,190)	268,080	334,162
Accounts payable	4,435,269	12,375,772	(2,233,776)
Settlement of asset retirement obligation	(577,824)	(766,595)	(240,606)
Net Cash Provided by Operating Activities	70,357,321	42,806,204	11,214,397
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(4,656,484)	(28,682,298)	(10,193,927)
Payments to develop oil and natural gas properties	(198,870,366)	(124,680,469)	(26,554,171)
Proceeds from disposal of fixed assets subject to depreciation	105,536	-	-
Purchase of fixed assets subject to depreciation	-	(335,507)	(9,320)
Purchase of inventory for development	-	(4,214,686)	(1,582,427)
Net Cash Used in Investing Activities	(203,421,314)	(157,912,960)	(38,339,845)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	39,500,000	-	7,000,000
Proceeds from issuance of common stock	81,821,138	59,026,956	139,567,979
Proceeds from option exercise	100,000	-	112,500
Principal payments on revolving line of credit	-	-	(52,900,000)
Net Cash Provided by Financing Activities	121,421,138	59,026,956	93,780,479
Net Increase (Decrease) in Cash	(11,642,855)	(56,079,800)	66,655,031
Cash at Beginning of Period	15,006,581	71,086,381	4,431,350
Cash at End of Period	$3,363,726	$15,006,581	$71,086,381
Supplemental Cash Flow Information
Cash paid for interest	$323,916	$-	$649,010
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$1,311,956	$1,297,289	$308,509
Asset retirement obligation acquired	2,571,549	-	-
Asset retirement obligation revision of estimate	87,960
Oil and natural gas assets and properties acquired through stock issuance	11,204,258	-	-
Capitalized expenditures attributable to drilling projects financed through current liabilities	26,000,000	23,000,000	-
Use of inventory in property development	-	5,797,113	-

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Ring Energy, Inc. is a Nevada corporation. Ring Energy, Inc. is referred to herein as the “Company.” The Company owns interests in oil and natural gas properties located in Texas and is engaged primarily in the acquisition, exploration and development of oil and natural gas properties and the production and sale of oil and natural gas.

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $14,756,581 and $3,281,893 at December 31, 2017 and 2018, respectively. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2018 and 2017. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

Cash – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Natural Gas Properties – The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and natural gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016

Depletion	$38,810,864	$20,197,690	$11,179,858
Depletion rate, per barrel-of-oil-equivalent (BOE)	$17.38	$13.92	$12.73

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

For the years ended December 31, 2018 and 2016, the Company took write downs on oil and natural gas properties as a result of the ceiling test in the amount of $14,172,309 and $56,513,016, respectively. No impairment was recorded for the year ended December 31, 2017.

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

Depreciation expense was $214,022, $320,090 and $303,456 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the years ended December 31, 2018 and 2017, we recorded an increase of $907,884 and a decrease of $49,896, respectively, to our income tax provision.

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

Major Customers – During the year ended December 31, 2018, sales to two customers represented 85% and 11%, respectively, of total oil and natural gas sales. At December 31, 2018, sales to one customer made up 90% of accounts receivable. During the year ended December 31, 2017, sales to two customers represented 76% and 18%, respectively, or total oil and natural gas revenues. At December 31, 2017, sales to two of our customers made up 88% and 10%, respectively, of accounts receivable. During the year ended December 31, 2016, sales to two customers represented 50% and 42%, respectively of total oil and natural gas revenues. At December 31, 2016, these two customers made up 59% and 32%, respectively, of accounts receivable. The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

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

Stock-based employee compensation incurred for the years ended December 31, 2018, 2017 and 2016 was $3,870,934, $3,685,079 and $2,267,053, respectively.

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

Recent Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 841). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. Upon adoption the Company will begin reflecting long-term future lease payments as both an asset and a liability on its balance sheet. The Company has elected the practical expedient provided in the standard that allows the new guidance to be applied prospectively to all new or modified land easements and rights-of-way. The adoption of this guidance will not have a material impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows for stranded tax effects resulting from tax reform legislation known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) previously recognized in accumulated other comprehensive income to be reclassified to retained earnings. For public business entities, the amendments are effective for annual periods, including interim periods within the annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period, but we do not plan to early adopt. The adoption of this guidance will not have a material impact on the Company’s financial statements.

NOTE 2 – REVENUE RECOGNITION

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the years ended December 31,
	2018	2017	2016
Operating revenues
Oil	$116,678,375	$64,236,490	$28,599,140
Natural gas	3,386,986	2,463,210	2,251,108

Total operating revenues	$120,065,361	$66,699,700	$30,850,248

All revenues, both oil and gas, are from production from the Permian Basin in Texas.

NOTE 3 – ACQUISITIONS

In December 2018, Ring completed the acquisition of oil and natural gas assets and properties in assets in Andrews County. The acquired properties consist of 4,854 gross (4,788 net) acres and include a 100% working interest and a 75% net revenue interest. Consideration given by the Company consisted of 2,623,948 shares valued at $5.80 per share for an aggregate value of $11,204,258 and liabilities assumed of $2,571,549. The Company incurred approximately $23,321 in acquisition related costs, which were recognized in general and administrative expense during the year ended December 31, 2018.

The acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of November 1, 2018, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Assets acquired
Proved oil and natural gas properties	$13,775,807
Liabilities assumed
Asset retirement obligations	(2,571,549)
Total Identifiable Net Assets	$11,204,258

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2018	2017	2016
Net Income (Loss)	$8,999,760	$1,753,869	$(37,637,687)
Basic Weighted-Average Shares Outstanding	59,531,200	51,383,008	38,710,626
Effect of dilutive securities:
Stock options	1,238,786	1,413,932	-
Restricted stock	78,191	9,772	-
Diluted Weighted-Average Shares Outstanding	60,848,177	52,806,712	38,710,626
Basic Earnings (Loss) per Share	$0.15	$0.03	$(0.97)
Diluted Earnings (Loss) per Share	$0.15	$0.03	$(0.97)

Stock options to purchase 574,500, 603,500 and 3,358,250 shares of common stock were excluded from the computation of diluted earnings per share during the years ended December 31, 2018, 2017 and 2016, respectively, as their effect would have been anti-dilutive. 2,500 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the year ended December 31, 2018 as their effect would have been anti-dilutive.

NOTE 5 – OIL AND NATURAL GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and natural gas properties and costs incurred by the Company for its oil and natural gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

As of December 31,	2018	2017
Proved oil and natural gas properties	$641,121,398	$433,591,134
Fixed assets subject to depreciation	1,465,551	1,884,818
Total capitalized costs	642,586,949	435,475,952
Accumulated depletion, depreciation and amortization	(100,576,087)	(61,698,044)

Net Capitalized Costs	$542,010,862	$373,777,908

Net Costs Incurred in Oil and Natural Gas Producing Activities

For the years Ended December 31,	2018	2017
Acquisition of proved properties	$18,432,291	$28,682,298
Development costs	200,182,322	125,977,758

Total Net Costs Incurred	$218,614,613	$154,660,056

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

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

On September 25, 2017, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The two trades were for each 1,000 barrels of oil per day.  For the period of October 1, 2017 through December 31, 2017, the put price is $49.00 and the call price is $55.35.  For the period of January 1, 2018 through December 31, 2018, the put price is $49.00 and the call price is $54.60.

On October 27, 2017, the Company entered in additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2018 through December 31, 2018 for 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

On August 27, 2018, the Company entered into additional costless collars of WTI Crude Oil. This trade is for the period January 1, 2019 through December 31, 2019 for 2,000 barrels of oil per day with a put price of $60.00 and a call price of $70.05. On October 10, 2018, the Company terminated these costless collars for calendar year 2019 through the payment of $3,438,300.

As of December 31, 2018, all derivative contracts have either expired or been terminated and the Company does not currently have any derivative contracts in place.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All previous derivative contracts have been with lenders under our credit facility.

NOTE 7 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015 and July 24, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

In June 2018, the borrowing base (the “Borrowing Base”) was increased from the initial $60 million to $175 million. The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base will be redetermined semi-annually on each May 1 and November 1, beginning November 1, 2015.  The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and natural gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2018, the Company was in compliance with all covenants contained in the Credit Facility, and $39.5 million was outstanding on the Credit Facility.

NOTE 8 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2016, 2017 and 2018 is as follows:

Balance, December 31, 2015	$7,401,950
Liabilities incurred	308,509
Liabilities settled	(240,606)
Accretion expense	487,182
Balance, December 31, 2016	$7,957,035
Liabilities incurred	1,297,289
Liabilities settled	(766,595)
Accretion expense	567,968
Balance, December 31, 2017	$9,055,697
Liabilities acquired	2,571,549
Liabilities incurred	1,311,956
Liabilities settled	(577,824)
Revision of estimate (1)	87,960
Accretion expense	606,459
Balance, December 31, 2018	$13,055,797

(1) Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, and estimated remaining useful life of the assets. The 2018 revision of estimates reflect decreases in the estimated remaining useful life of certain assets.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share and 50,000,000 shares of Preferred Stock.

Common Stock Issued in Public Offering – In April 2016, the Company closed on an underwritten public offering of 11,500,000 shares of its common stock, including 1,500,000 shares sold pursuant to the full exercise of an over-allotment option, at $5.60 per share for gross proceeds of $64,400,000. Total net proceeds from the offering were $61,063,497, after deducting underwriting commissions and offering expenses payable by the Company of $3,336,503.

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

In February 2018, the Company closed on an underwritten public offering of 6,164,000 shares of its common stock, including 804,000 shares sold pursuant to the full exercise of an over-allotment option, at $14.00 per share for gross proceeds of $86,296,000. Total net proceeds from the offering were $81,821,138, after deducting underwriting commissions and offering expenses payable by the Company of $4,474,862.

Common stock issued in property acquisition – As discussed in Note 3, in December 2018, the Company issued 2,623,948 shares of common stock as consideration for the acquisition of oil and natural gas properties. These shares were valued at $5.80 per share for an aggregate of $11,204,258.

Common Stock Issued for option exercises – During the years ended December 31, 2016, 2017 and 2018, the Company issued 25,734, 133,308 and 153,113 shares of common stock as a result of option exercises, respectively. The following tables present the details of those exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2016	5,000	$4.50	5,000	-	$22,500	$4.72	$-
	20,000	4.50	20,000	-	90,000	7.29	-
	150	2.00	119	31	-	9.72	300
	350	2.00	276	74	-	9.46	700
	400	2.00	339	61	-	13.05	800

2016 Totals	25,900		25,734	166	$112,500		$1,800
2016 Weighted Averages		$4.41				$6.93

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2017	4,100	$2.00	3,491	609	$-	$13.47	$8,200
	60,000	2.00	50,156	9,844	-	12.19	120,000
	200	8.00	116	84	-	13.75	1,600
	1,500	10.89	1,188	312	-	13.75	16,335
	600	5.25	229	371	-	13.75	3,150
	20,000	5.50	11,953	8,047	-	13.67	110,000
	2,000	8.00	830	1,170	-	13.67	16,000
	2,000	5.25	1,232	768	-	13.67	10,500
	15,000	2.00	12,875	2,125	-	14.12	30,000
	60,000	2.00	51,238	8,762	-	13.70	120,000

2017 Totals	165,400		133,308	32,092	$-		$435,785
2017 Weighted Averages		$2.63				$13.18

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2018	110,000	$2.00	90,375	19,625	$-	$11.21	$220,000
	50,000	2.00	50,000	-	100,000	8.00	-
	25,000	7.50	9,829	15,171	-	12.36	$187,500
	3,000	8.00	1,059	1,941	-	12.36	$24,000
	3,000	5.25	1,750	1,250	-	12.36	$15,750
	2,000	11.75	100	1,900	-	12.36	$23,500

2018 Totals	193,000		153,113	39,887	$100,000		$470,750
2018 Weighted Averages		$2.96				$10.58

NOTE 10 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There were 677,120 shares eligible for grant, either as options or as restricted stock, at December 31, 2018.

Employee Stock Options – Following is a table reflecting the issuances during 2016 and 2017 and their related exercise prices (No options were granted in 2018):

Grant date	# of options	Exercise price
January 13, 2016 (1)	241,000	$5.25
May 3, 2016	15,000	6.42
December 13, 2016	582,500	11.75

April 20, 2017	7,500	$11.70

	846,000

(1) On December 9, 2015, Ring issued option awards to its Named Executive Officers and directors. On January 13, 2016, the Board ratified the Compensation Committee decision to rescind the option awards granted to its employees and directors (other than Messrs. McCabe and Rochford, who are the members of the Compensation Committee) as the result of a significant decline in the stock price and re-issued the option awards as of that date to meet the goals and objectives of the Company’s equity based compensation program. The amounts shown as Option Awards include the additional fair value of the new options over the original grant. On December 26, 2018, the Compensation Committee rescinded the options granted in 2016. No adjustment has been made to account for the reduction in compensation.

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2018, 2017 and 2016 and changes during the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of the year	3,193,000	$5.90	3,362,350	$5.90	2,881,750	$5.07
Issued	-	-	7,500	11.70	838,500	9.79
Forfeited or rescinded	(249,000)	6.09	(11,450)	10.12	(331,400)	8.62
Exercised	(193,000)	2.96	(165,400)	2.63	(26,500)	4.41

Outstanding at end of year	2,751,000	$6.28	3,193,000	$6.07	3,362,350	$5.90

Exercisable at end of year	2,323,900	$5.42	2,091,900	$4.85	1,722,850	$4.01

Weighted average fair value of
options granted during the year		$-		$9.14		$9.72

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2018, 2017 and 2016. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2017 and 2016:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

January 13, 2016	1.51%	6.5	-	100%
May 3, 2016	1.25%	6.5	-	99%
December 13, 2016	1.92%	6.5	-	96%

April 20, 2017	1.78%	6.5	-	94%

No options were granted during 2018.

For the years ended December 31, 2018, 2017 and 2016, the Company incurred stock based compensation expense related to stock options of $1,853,913, $3,618,309 and $2,267,053, respectively. As of December 31, 2018, there was $1,650,573 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2018 was $1,993,800. The aggregate intrinsic value of options exercisable at December 31, 2018 was $1,993,800. The year-end intrinsic values are based on a December 31, 2018 closing price of $5.08.

Options exercised of 193,000 in 2018, 165,400 in 2017 and 25,900 in 2016 had an aggregate intrinsic value on the date of exercise of $1,470,230, $1,744,047 and $65,089, respectively.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2018:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
2.00	395,000	2.92	395,000
4.50	1,340,000	3.62	1,340,000
5.50	5,000	4.00	5,000
7.50	4,000	4.20	4,000
10.00	90,000	4.48	90,000
14.54	10,000	4.96	8,000
8.00	277,500	5.73	221,600
8.25	50,000	6.94	30,000
6.42	15,000	7.34	6,000
11.75	557,000	7.95	222,800
11.70	7,500	8.30	1,500

	2,751,000	4.96	2,323,900

Restricted stock grants – Following is a table reflecting the restricted stock grants during 2017 and 2018. No restricted stock was granted during 2016 or outstanding as of December 31, 2016.

Grant date	# of shares of restricted stock
December 19, 2017	330,900
April 4, 2018	2,000
September 27, 2018	2,500
December 26, 2018	615,380

All restricted stock grants vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of restricted stock grants as of December 31, 2018 and 2017 and changes during the years ended December 31, 2018 and 2017 is as follows:

	2018		2017
	Restricted stock	Weighted- Average Grant Date Fair Value	Restricted stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of the year	330,900	$13.44	-	$-
Granted	619,880	4.82	330,900	13.44
Forfeited or rescinded	(7,800)	13.44	-	-
Vested	(64,620)	-	-	-

Outstanding at end of year	878,360	$13.44	330,900	$13.44

No restricted stock was granted prior to 2017.

For the years ended December 31, 2018 and 2017, the Company incurred stock based compensation expense related to restricted stock grants of 2,017,021 and $66,770. No such expense was incurred during 2016. As of December 31, 2018, there was $5,182,221 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.0 years.

No restricted stock vested during 2017. During 2018, 64,620 shares of restricted stock vested. At the date of vesting those shares were had an aggregate intrinsic value of $304,360.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company is leasing office space from Arenaco, LLC, a company that is owned by two stockholders’ of the Company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2018, 2017 and 2016, the Company paid $60,000, $60,000 and $60,000, respectively, to this company.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Standby Letters of Credit – A commercial bank has issued a standby letter of credit on behalf of the Company to the state of Texas for $250,000 to allow the Company to do business in that state. The Company intends to renew the standby letter of credit for as long as the Company does business in that state. No amounts have been drawn under the standby letters of credit.

Operating leases – The following table summarizes our future estimated office lease payments for periods subsequent to December 31, 2018. The leases pertain to approximately 15,000 square feet of space for our corporate headquarters in Midland, Texas, approximately 3,700 square feet of office space for our accounting offices in Tulsa, Oklahoma and approximately 2,000 square feet of office space for our field office in Andrews, Texas. The Company incurred lease expenses of $524,060, $543,770 and $527,582 for the years ended December 31, 2018, 2017 and 2016, respectively. The following table reflects the future minimum lease payments under the operating leases as of December 31, 2018.

Year	Lease Obligation

2019	$539,675
2020	125,325

$665,000

NOTE 13 – INCOME TAXES

For the years ended December 31, 2018, 2017 and 2016, components of our provision for income taxes are as follows:

Provision for Income Taxes	2018	2017	2016
Deferred taxes	$3,445,721	$10,416,171	$(19,987,585)
Provision for (Benefit from) Income Taxes	$3,445,721	$10,416,171	$(19,987,585)

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2018	2017	2016
Tax at federal statutory rate	$2,613,551	$4,194,556	$(19,592,592)
Non-deductible expenses	3,197	6,158	2,558
Excess tax benefit from stock option exercises	828,973	(453,217)	15,055
Adjust prior estimates to tax return	-	(58,766)	167,526
States taxes, net of Federal benefit	-	124,200	(580,132)
Effect of departure from State of Kansas	-	(350,059)	-
Adjustment for change in future effective tax rate (1)	-	6,953,299	-
Provision for (Benefit from) Income Taxes	$3,445,721	$10,416,171	$(19,987,585)

(1) The enactment of the Tax Cuts and Jobs Act provided for a decrease in the corporate tax rate to 21% from 35%, resulting in a net $6.95 million reduction to our net deferred tax asset as of December 31, 2017.

The net deferred taxes consisted of the following at December 31, 2018 and 2017:

Deferred Taxes:	2018	2017
Deferred tax liabilities
Property and equipment	$33,888,806	$27,563,290

Deferred tax assets
Stock-based compensation	3,734,911	6,667,643
Operating loss and IDC carryforwards	37,940,374	32,127,847
Deferred tax assets	41,675,285	38,795,490
Net deferred income tax asset	$(7,786,479)	$(11,232,200)

As of December 31, 2018, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $180.7 million which, if unused, will begin to expire in 2027 and fully expire in 2038.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$6,092,388	$7,104,609	$7,822,543	$9,830,708
Operating Income (Loss)	(23,833,480)	(25,516,087)	(9,121,201)	1,438,007
Net Loss	(15,275,044)	(15,941,500)	(5,944,137)	(477,006)
Basic Net Loss Per Share	$(0.50)	$(0.41)	$(0.14)	$(0.01)
Diluted Net Loss Per Share	(0.50)	(0.41)	(0.14)	(0.01)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$12,243,793	$14,503,309	$16,643,930	$23,308,668
Operating Income	2,502,852	2,621,612	4,292,081	6,550,596
Net Income (Loss)	1,279,281	1,910,763	3,073,760	(4,509,935)
Basic Net Income (Loss) Per Share	$0.03	$0.04	$0.06	$(0.08)
Diluted Net Income (Loss) Per Share	0.03	0.04	0.06	(0.08)

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$29,891,391	$29,924,883	$32,687,179	$27,561,908
Operating Income (Loss)	10,935,120	9,397,559	9,615,030	(9,986,770)
Net Income (Loss)	5,665,634	4,719,806	5,693,628	(7,079,308)
Basic Net Income (Loss) Per Share	$0.10	$0.08	$0.09	$(0.12)
Diluted Net Income (Loss) Per Share	0.10	0.08	0.09	$(0.12)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company drew $45 million dollars on the Company’s Credit Facility

On February 25, 2019, Ring Energy, Inc. (the “Company” or “Buyer”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Wishbone Energy Partners, LLC (“WEP”), Wishbone Texas Operating Company LLC (“WTOC”) and WB WaterWorks, LLC (“WBWW,” and together with WEP and WTOC, “Sellers”), to acquire Sellers’ North Central Basin Platform assets consisting of approximately 37,206 net acres located primarily in southwest Yoakum County, Texas and eastern Lea County, New Mexico (the “Assets”) for aggregate consideration of $300 million, comprised of $270 million cash and $30 million of common stock of the Company (the “Acquisition”), subject to customary adjustments, including adjustments based on title and environmental due diligence, under the Purchase Agreement. The Acquisition is expected to close early in the second quarter of 2019 and will have an effective date of November 1, 2018.

RING ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES

(Unaudited)

The Company intends to finance the Acquisition with borrowings under an Amended and Restated Senior Secured Revolving Credit Facility (“Amended and Restated Senior Credit Facility”) that amends and restates the Company’s existing Senior Secured Revolving Credit Facility (“Existing Senior Credit Facility”). Concurrent with the signing of the Purchase Agreement, the Company signed a commitment letter with SunTrust Bank and SunTrust Robinson Humphrey (the “Lead Arranger” and, together with SunTrust Bank, “SunTrust”) relating to the Amended and Restated Senior Credit Facility, pursuant to which SunTrust Bank has committed to increase the maximum facility amount to $1 billion, increase the borrowing base to $425 million, extend the maturity date and make other modifications to the terms of the Existing Senior Credit Facility (the “Commitment Letter”). The Commitment Letter provides that the financing would be funded at the closing of the Acquisition and secured by a first lien with substantially the same collateral requirements as the Existing Senior Credit Facility. Management expects the financing to have substantially the same covenants as the Existing Senior Credit Facility and a five-year term.

Results of Operations from Oil and Natural Gas Producing Activities – The Company’s results of operations from oil and natural gas producing activities exclude interest expense, gain from change in fair value of put options, and other financing expense. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the years ended December 31,	2018	2017	2016
Oil and natural gas sales	$120,065,361	$66,699,700	$30,850,248
Production costs	(27,801,989)	(15,978,362)	(9,867,800)
Production taxes	(5,631,093)	(3,152,562)	(1,504,620)
Depreciation, depletion, amortization and accretion	(39,024,886)	(21,085,748)	(11,970,496)
Ceiling test impairment	(14,172,309)	-	(56,513,016)
General and administrative (exclusive of corporate overhead)	(1,404,635)	(995,265)	(1,082,360)
Results of Oil and Natural Gas Producing Operations	$32,030,449	$25,487,763	$(50,088,044)

Reserve Quantities Information – The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States of America.

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

The standardized measure of discounted future net cash flows is computed by applying the price according to the SEC guidelines for oil and natural gas to the estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

For the Year Ended December 31,	2018		2017
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	28,943,742	18,037,489	24,999,100	16,454,849
Purchases of minerals in place	2,582,718	1,332,439	21,855	-
Improved recovery	1,142,222	4,197,487	624,660	865,178
Extensions and discoveries	7,425,387	32,867,798	8,127,609	4,258,474
Sale of minerals in place	-	-	(26,593)	(251,071)
Production	(2,047,295)	(1,112,177)	(1,311,727)	(761,517)
Upward revision of estimate	193,531	93,562	17,135	177,045
Downward revision of estimate due to well performance	(1,145,110)	(477,732)	(1,291,070)	(2,022,098)
Downward revision of estimate due to commodity prices	(1,498,282)	(1,636,515)	(1,499,513)	(629,992)
Downward revision of estimate due to removal of undeveloped locations	(492,388)	(209,168)	(717,714)	(53,379)
Downward revision of estimate due to removal of waterflood reserves	(7,294,777)	(327,485)	-	-

End of year	27,809,748	52,765,698	28,943,742	18,037,489

Proved Developed at beginning of year	15,321,600	12,647,200	8,479,000	10,481,300
Proved Undeveloped at beginning of year	13,622,142	5,390,289	16,520,100	5,973,549

Proved Developed at end of year	19,206,048	32,413,447	15,321,600	12,647,200
Proved Undeveloped at end of year	8,603,700	20,352,251	13,622,142	5,390,289

1 Oil reserves are stated in barrels; natural gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2018	2017
Future cash flows	$1,805,419,612	$1,452,588,325
Future production costs	(594,609,134)	(476,753,026)
Future development costs	(94,973,603)	(132,347,551)
Future income taxes	(176,430,782)	(131,646,889)
Future net cash flows	939,406,093	711,840,859
10% annual discount for estimated timing of cash flows	(483,461,452)	(389,375,740)

Standardized Measure of Discounted Cash Flows	$455,944,641	$322,465,119

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2018	2017
Beginning of the year	$322,465,119	$159,795,038
Purchase of minerals in place	50,094,951	179,441
Extensions and discoveries, less related costs	22,365,230	5,394,620
Improved recovery, less related costs	145,717,969	72,572,864
Development costs incurred during the year	198,870,366	181,887,252
Sales of oil and natural gas produced, net of production costs	(92,263,372)	(50,721,338)
Sales of minerals in place	-	(508,331)
Accretion of discount	38,426,781	22,991,164
Net changes in price and production costs	178,396,156	108,595,790
Net change in estimated future development costs	(56,282,127)	(60,604,384)
Upward revisions	4,975,263	470,169
Revision of previous quantity estimates as a result of commodity prices	(29,332,880)	(22,119,735)
Revision of previous quantity estimates as a result well performance	(39,785,033)	(23,871,911)
Revision of previous quantity estimates as a result removal of uneconomic proved undeveloped locations	(17,681,142)	(11,259,924)
Revision of previous quantity estimates as a result removal of proved undeveloped locations due to changes in previously adopted development plans	(178,024,754)	-
Revision of estimated timing of cash flows	(66,002,740)	(58,276,546)
Net change in income taxes	(25,995,146)	(2,059,050)

End of the Year	$455,944,641	$322,465,119

