Form 10-Q
period 2019-03-31
RING ENERGY, INC.
filed 2019-05-08
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered

Common Stock, $0.001 par value	REI	NYSE American

The registrant has one class of common stock of which 67,810,711 shares were outstanding at May 7, 2019.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2019

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2018. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$2,606,769	$3,363,726
Accounts receivable	27,941,378	12,643,478
Joint interest billing receivable	2,553,377	578,144
Operating lease asset	417,567	-
Prepaid expenses and retainers	3,013,688	258,909
Total Current Assets	36,532,779	16,844,257
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	990,608,164	641,121,398
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	992,073,715	642,586,949
Accumulated depreciation, depletion and amortization	(113,505,141)	(100,576,087)
Net Properties and Equipment	878,568,574	542,010,862
Deferred Income Taxes	9,741,903	7,786,479
Deferred Financing Costs	353,384	424,061
Total Assets	$925,196,640	$567,065,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63,862,098	$51,910,432
Acquisition liability to be settled through equity	28,356,396	-
Operating lease liability	417,567
Derivative liabilities	340,685	-
Total Current Liabilities	92,976,746	51,910,432

Revolving line of credit	84,500,000	39,500,000
Acquisition liability to be settled through refinancing into credit facility	256,877,766	-
Asset retirement obligations	16,318,790	13,055,797
Total Liabilities	450,673,302	104,466,229
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 63,229,710 shares and 63,229,710 shares issued and outstanding, respectively	63,230	63,230
Additional paid-in capital	495,726,558	494,892,093
Accumulated deficit	(21,266,450)	(32,355,893)
Total Stockholders' Equity	474,523,338	462,599,430
Total Liabilities and Stockholders' Equity	$925,196,640	$567,065,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2019	2018

Oil and Gas Revenues	$41,798,315	$29,891,391

Costs and Operating Expenses
Oil and gas production costs	9,408,764	5,781,910
Oil and gas production taxes	2,082,875	1,425,882
Depreciation, depletion and amortization	12,929,054	8,501,379
Asset retirement obligation accretion	215,945	161,120
Lease expense	128,175	-
General and administrative expense	6,798,017	3,085,980

Total Costs and Operating Expenses	31,562,830	18,956,271

Income from Operations	10,235,485	10,935,120

Other Income (Expense)
Interest income	12,236	8,953
Interest expense	(773,017)	(44,483)
Realized loss on derivatives	-	(1,475,026)
Unrealized loss on change in fair value of derivatives	(340,685)	(790,701)

Net Other Income (Expense)	(1,101,466)	(2,301,257)

Income before tax provision	9,134,019	8,633,863

(Provision for) Benefit from Income Taxes	1,955,424	(2,968,229)

Net Income	$11,089,443	$5,665,634

Basic Income per Share	$0.18	$0.10
Diluted Income per Share	$0.17	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
For the three Months Ended March 31, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	-	-	834,465	-	834,465
Net income	-	-	-	11,089,443	11,089,443
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(21,266,450)	$474,523,338

For the three Months Ended March 31, 2018
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	-	-	1,081,199	-	1,081,199
Common stock issued for cash, net	6,164,000	6,164	81,815,902	-	81,822,066
Net income	-	-	-	5,665,634	5,665,634
Balance, March 31, 2018	60,388,029	$60,388	$480,801,870	$(35,690,019)	$445,172,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2019	2018
Cash Flows From Operating Activities
Net income	$11,089,443	$5,665,634
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation, depletion and amortization	12,929,054	8,501,379
Accretion expense	215,945	161,120
Share-based compensation	834,465	1,081,199
Deferred income tax provision	1,918,144	1,809,625
Excess tax deficiency related to share-based compensation	(3,873,568)	1,158,604
Change in fair value of derivative instruments	340,685	790,701
Changes in assets and liabilities, net of Acquisition:
Accounts receivable	(15,808,739)	(195,642)
Prepaid expenses and retainers	180,452	166,082
Accounts payable	2,111,804	(32,653,094)
Settlement of asset retirement obligation	(107,770)	(149,772)
Net Cash Provided by (Used in) Operating Activities	9,829,915	(13,664,164)
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(13,358,132)	(1,061,195)
Payments to develop oil and natural gas properties	(42,228,740)	(35,081,925)
Proceeds from disposal of fixed assets subject to depreciation	-	14,738
Net Cash Used in Investing Activities	(55,586,872)	(36,128,382)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	45,000,000	-
Proceeds from issuance of common stock, net of offering costs	-	81,822,066
Net Cash Provided by Financing Activities	45,000,000	81,822,066
Net Change in Cash	(756,957)	32,029,520
Cash at Beginning of Period	3,363,726	15,006,581
Cash at End of Period	$2,606,769	$47,036,101
Supplemental Cash Flow Information
Cash paid for interest	$708,951	$44,483
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$175,173	$380,807
Capitalized expenditures attributable to drilling projects
financed through current liabilities	34,605,000	13,000,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394	-
Assumption of prepaid assets	2,864,554	-
Assumption of accounts and revenue payables	(1,234,862)	-
Asset retirement obligation incurred through acquisition	(2,979,645)	-
Acquisition payable to be settled through equity	(28,356,396)	-
Acquisition payable to be settled through cash payment	(256,877,766)	-
Oil and gas properties subject to amortization	285,119,721	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Organization and Nature of Operations – The Company is a Nevada corporation that owns interests in oil and natural gas properties located in Texas and New Mexico. The Company’s oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company’s future results of operations.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended March 31, 2019, the change in fair value resulted in the recognition of unrealized loss of $340,685 on derivative contracts. During 2018, the change in fair value resulted in the recognition of an unrealized loss of $790,701 for the three months ended March 31, 2018.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2019, the Company had no realized gain or losses on derivatives. During the three months ended March 31, 2018, the Company had a realized loss on derivatives of $1,475,026.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2019. During the three months ended March 31, 2019, sales to two customers represented 51% and 32%, respectively, of the Company’s oil and gas revenues. At March 31, 2019, these two customers made up 40% and 26%, respectively, of the Company’s accounts receivable.

Approximately 96% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2019. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment at least annually. Depreciation, depletion and amortization expense for the three months ended March 31, 2019, was $12,929,054, based on depletion at the rate of $14.72 per barrel of oil equivalent compared to $8,501,379 based on depletion at the rate of $16.36 per barrel of oil equivalent for the three months ended March 31, 2018. These amounts include $41,154 of depreciation for the three months ended March 31, 2019, compared to $80,446 of depreciation for the three months ended March 31, 2018.

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

Share-Based Employee Compensation – The Company has outstanding stock option grants to directors, officers and employees, which are described more fully in Note 11. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three months ended March 31, 2019, we recorded a decrease of $3,873,568 to our income tax provision. For the three months ended March 31, 2018, we recorded an increase of $1,158,604 to our income tax provision.

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

Recently Adopted Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective method and chose the option to not restate prior periods and to record any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s adoption of ASU 2016-02 did not require a cumulative-effect adjustment to retained earnings.  The Company opted to not apply ASU 2016-02 to its leases with terms of 12 months or less. See Note 3 – Leases for new disclosures required as a result of our adoption of ASU 2016-02.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which makes significant changes to the current hedge accounting guidance. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company adopted this guidance in January 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new standard allows for stranded tax effects resulting from tax reform legislation known as the Tax Act previously recognized in accumulated other comprehensive income to be reclassified to retained earnings. The Company adopted this guidance in January 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements – The FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Changes to the Disclosure Requirements for Fair Value Measurement. This ASU will eliminate, add and modify certain disclosure requirements for fair value measurement. The ASU is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. The ASU requires the additional disclosure requirements be adopted using a retrospective approach. The Company is currently evaluating the provisions of this ASU and assessing the impact it may have on its disclosures in the notes to the financial statements.

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

Natural gas sales

Under the Company’s natural gas sales contracts, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery.

Natural gas liquids sales

Under the Company’s natural gas liquids sales contracts, the Company delivers natural gas liquids to a midstream entity. The Company recognizes revenue at the price received when control transfers to the purchaser at the point of delivery.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2019 and 2018:

	For The Three Months
	Ended March 31,
	2019	2018
Operating revenues
Oil	$40,877,983	$29,140,165
Natural gas	782,139	751,226
Natural gas liquids	138,193	-

Total operating revenues	$41,798,315	$29,891,391

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

All revenues are from production from the Permian Basin in Texas and New Mexico.

NOTE 3 – LEASES

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

The Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less and to not separate lease and non-lease components for all asset classes. The Company has also elected to adopt the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.

The Company has operating leases for our offices in Midland, Texas and Tulsa, Oklahoma with terms through January 31, 2020. The office space being leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. Future lease payments associated with these operating leases as of March 31, 2019 are as follows:

	2019 (1)	2020
Operating lease payments	$384,525	$42,725

(1) 2019 excludes the three months ended March 31, 2019.

The following table provides supplemental information regarding cash flows from operations:

2019
Cash paid for amounts included in the measurement of lease liabilities	$128,175

Short term lease costs for the period ended March 31, 2019 were $153,759.

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2019	2018
Net Income	$11,089,443	$5,665,634
Basic Weighted-Average Shares Outstanding	63,229,710	56,415,673
Effect of dilutive securities:
Stock options	590,098	1,491,095
Restricted stock	172,741	42,621
Diluted Weighted-Average Shares Outstanding	63,992,549	57,949,389
Basic Income per Share	$0.18	$0.10
Diluted Income per Share	$0.17	$0.10

Stock options to purchase 993,500 shares of common stock and 326,200 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2019, as their effect would have been anti-dilutive. Stock options to purchase 583,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2018, as their effect would have been anti-dilutive.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – ACQUISITIONS

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”). The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. The Company incurred approximately $3.5 million in acquisition related costs, which were recognized in general and administrative expense during the three months ended March 31, 2019.

The Acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of February 1, 2019, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. Revenues and related expenses for the Acquisition are included in our condensed statement of operations beginning February 1, 2019. The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Assets acquired:
Joint interest billing receivable	$1,464,394
Prepaid assets	2,864,554
Liabilities assumed
Draw on revolving line of credit	(15,000,000)
Accounts and revenues payable	(1,234,862)
Asset retirement obligations	(2,979,645)
Acquisition payable to be settled through equity	(28,356,396)
Acquisition payable to be settled through cash payment	(256,877,766)
Total Identifiable Net Assets	$(300,119,721)

The $15 million draw on the revolving line of credit was the deposit placed at the signing of the Purchase and Sale Agreement on February 25, 2019. The Acquisition payable to be settled through equity was settled at the closing on April 9, 2019 through the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims. The Acquisition payable to be settled through cash payment was settled at closing with the amendment and restatement of the Credit Facility as discussed further in Note 8.

The Company will continue to evaluate the fair value of the assets and liabilities reflected above and will record any adjustments, if needed, in future periods.

The following unaudited pro forma information for the three months ended March 31, 2019 and 2018, respectively, is presented to reflect the operations of the Company as if the acquisition of assets had been completed on January 1, 2019 and 2018, respectively:

	For The Three Months
	Ended March 31,
	2019	2018

Oil and Gas Revenues	$48,463,729	$42,759,403
Net Income (Loss)	$11,379,247	$10,939,149

Basic Earnings (Loss) per Share	$0.17	$0.18
Diluted Earnings (Loss) per Share	$0.17	$0.17

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

During March 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 3,500 barrels of oil per day and were for the period of April 2019 through December 2019. The following is a table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71

On September 25, 2017, the Company entered into derivative contracts in the form of costless collars for the period of January 2018 through December 2018 for 1,000 barrels per day with a put price of $49.00 and a call price of $54.60.

On October 27, 2017, the Company entered into costless collars of WTI Crude Oil for the period of January 2018 through December 2018 for an additional 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

As noted in Note 13, the Company entered into additional derivative contracts subsequent to March 31, 2019. These contracts were for an additional 2,000 barrels per day for the period April 2019 through December 2019 and for 2,000 barrels per day for the period January 2020 through December 2020.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in Actives Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2019

Oil and gas derivative contracts	$-	$(340,685)	$-	$(340,685)

Total	$-	$(340,685)	$-	$(340,685)

NOTE 8 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015, and July 24, 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020, and is secured by substantially all of the Company’s assets.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum Current Ratio (as defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2019, $84,500,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

As reflected in Note 13, subsequent to March 31, 2019, the Company amended and restated its Credit Facility with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Amended and Restated Senior Credit Facility”). The Amended and Restated Senior Credit Facility, among other things, increases the maximum facility amount to $1 billion, increases the Borrowing Base to $425 million, extends the maturity date and makes other modifications to the terms of the Credit Facility. The Amended and Restated Senior Credit Facility is secured by a first lien with substantially the same collateral requirements as the Credit Facility, has substantially the same covenants as the Credit Facility and is for a term of five years.

NOTE 9 – ASSET RETIREMENT OBLIGATION

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

Balance, December 31, 2018	$13,055,797
Liabilities acquired	2,979,645
Liabilities incurred	175,173
Liabilities settled	(107,770)
Accretion expense	215,945
Balance, March 31, 2019	$16,318,790

NOTE 10 – STOCKHOLDERS’ EQUITY

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three months ended March 31, 2019, was $834,465, as compared to $1,081,199 for the three months ended March 31, 2018. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2019, there were 684,020 shares remaining eligible for issuance under the plan.

Stock Options

A summary of the stock option activity as of March 31, 2019, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2018	2,751,000	$6.28
Granted	-	$-
Forfeited or rescinded	(2,500)	$11.70
Vested	-	$-
Outstanding, March 31, 2019	2,748,500	$6.28	5.3 Years	$3,366,300
Exercisable, March 31, 2019	2,323,400	$5.42	4.6 Years

The intrinsic value was calculated using the closing price on March 29, 2019 of $5.87. As of March 31, 2019, there was $1,501,300 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 1.8 years.

Restricted Stock

A summary of the restricted stock activity as of March 31, 2019, and changes during the three months then ended is as follows:

	Restricted stock	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	-	-
Forfeited or rescinded	(4,400)	7.53
Vested	-	-
Outstanding, March 31, 2019	873,960	$7.36

As of March 31, 2019, there was $2,547,688 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.3 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – CONTINGENCIES AND COMMITMENTS

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, on April 9, 2019, the Company completed the acquisition of assets from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC through a cash payment of $249,062,999 and issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims. As the Company had effective control of the assets beginning February 1, 2019, this Acquisition was recorded effective that date and the balance sheet as of March 31, 2019 included Acquisition liabilities for such payment and stock issuance. The closing included settlement of those liabilities.

In connection with the closing of the Acquisition, the Company entered into a registration rights agreement under which the Company agreed to register with the Securities and Exchange Commission the shares issued as consideration. The Company agreed to file a resale registration statement and to use reasonable best efforts to cause such registration statement to be declared effective as promptly as possible after the filing thereof. The Holders (as defined in the registration rights agreement) are also entitled to piggyback registration rights under the terms of the registration rights agreement.

Also subsequent to March 31, 2019, on April 9, 2019, the Company amended and restated its Credit Facility dated July 1, 2014, with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders. The Amended and Restated Senior Credit Facility, among other things, increases the maximum facility amount to $1 billion, increases the borrowing base to $425 million, extends the maturity date and makes other modifications to the terms of the Credit Facility. The Amended and Restated Senior Credit Facility is secured by a first lien with substantially the same collateral requirements as the Credit Facility, has substantially the same covenants as the Credit Facility and is for a term of five-years. This amendment and restatement was done in conjunction with the above referenced Acquisition.

Also subsequent to March 31, 2019, the Company entered into additional derivative contracts. These contracts were for an additional 2,000 barrels per day for the period April 2019 through December 2019 and for 2,000 barrels per day for the period January 2020 through December 2020. Following is a table reflecting these additional contracts:

	Date entered into	Barrels per day	Put price	Call price

2019 contracts
	04/01/19	1,000	$50.00	$69.50
	04/03/19	1,000	50.00	70.20

2020 contracts
	04/01/19	1,000	50.00	65.83
	04/01/19	1,000	50.00	65.40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and our interim unaudited financial statements and accompanying notes to these financial statements.

Our Business

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and New Mexico. We take a conventional approach to our drilling program and seek to develop our traditional core areas, as well as look for new growth opportunities with significant upside potential.

In April 2019, the Company significantly expanded its acreage position through the acquisition of oil and gas properties primarily in southwest Yoakum County, Texas and eastern Lea County, New Mexico, from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC, effective as of February 1, 2019 (the “Acquisition”).  The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest and the Acquisition has resulted in increases to our production and our revenues.

We plan to continue to exploit our acreage position through the drilling of highly economic horizontal and vertical wells using the most recent drilling and completion techniques, as well as to continue to evaluate potential transactions to acquire attractive acreage in our core areas of interest.

Results of Operations – For the Three Months Ended March 31, 2019 and 2018

Oil and natural gas sales. For the three months ended March 31, 2019, oil and natural gas sales revenue increased $11,906,924 to $41,798,315, compared to $29,891,391 for the same period during 2018, primarily as a result of the Acquisition.

Oil sales increased $11,737,818, natural gas sales increased $30,913 and natural gas liquids sales increased $138,193. For the three months ended March 31, 2019, oil sales volume increased 332,700 barrels to 812,565 barrels, compared to 479,864 barrels for the same period in 2018. The average realized per barrel of oil price decreased 17% from $60.73 for the three months ended March 31, 2018, to $50.30 for the three months ended March 31, 2019. For the three months ended March 31, 2019, gas sales volume increased 147,511 thousand cubic feet (MCF) to 357,542 MCF, compared to 210,031 MCF for the same period in 2018. The average realized natural gas price per MCF decreased 39% from $3.58 for the three months ended March 31, 2018, to $2.19 for the three months ended March 31, 2019. For the three months ended March 31, 2019, natural gas liquids volume was 271,059 gallons with an average price of $0.51 per gallon. There were no natural gas liquids sales during the three months ended March 31, 2018.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $5,781,910 or $11.23 per barrel of oil equivalent (BOE) for the three months ended March 31, 2018, to $9,408,764 or $10.71 per BOE for the three months ended March 31, 2019. The increase in total is the result of both increased production between the periods and from the Acquisition. The decrease in the per BOE rate is primarily a result of the Acquisition.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2018 and remained steady at 5% for the three months ended March 31, 2019. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion and amortization expense increased by $4,482,500 to $13,144,999 for the three months ended March 31, 2019, compared to $8,662,499 during the same period in 2018. The increase was primarily a result of higher production volumes as a result of the Acquisition.

Realized loss from Derivative Instruments. Realized loss on derivatives for the three months ended March 31, 2018 was $1,475,026. There was no realized gain or loss on derivatives during the three months ended March 31, 2019.

Unrealized loss from Derivative Instruments and Hedging Activities. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended March 31, 2019, the change in fair value resulted in the recognition of a loss of $340,685 on derivative contracts as compared to a loss of $790,701 during the same period in 2018.

General and administrative expenses. General and administrative expense increased $3,712,037 to $6,798,017 for the three months ended March 31, 2019, as compared to $3,085,980 for the three months ended March 31, 2018. Acquisition related costs of approximately $3.5 million was the primary reason for the increase.

Net income. For the three months ended March 31, 2019, the Company had net income of $11,089,443, as compared to $5,665,634 for the three months ended March 31, 2018. This change primarily resulted from increased revenues as a result of the Acquisition.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2019, the Company had cash on hand of $2,606,769, compared to $3,363,726 as of December 31, 2018. The Company had net cash provided by operating activities for the three months ended March 31, 2019, of $9,829,915, compared to cash used in operating activities of $13,664,164 for the same period of 2018. The other most significant cash inflows during the periods were proceeds from draws on our Credit Facility of $45,000,000 in 2019 and proceeds from issuance of common stock of $81,822,066 in 2018. The most significant cash outflows during the three months ended March 31, 2019 and 2018 were capital expenditures in connection with the purchase and development of oil and gas properties of $55,586,872 and $36,128,382, respectively.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (“Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, June 26, 2015, and July 24, 2015 (as amended, the “Credit Facility”).  The Credit Facility provides for a senior secured revolving credit facility with a maximum borrowing amount of $500 million. The Credit Facility matures on June 26, 2020 and is secured by substantially all of the Company’s assets.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 4.0 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2019, $84,500,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

Subsequent to March 31, 2019, the Company amended and restated the Credit Facility with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Amended and Restated Senior Credit Facility”). The Amended and Restated Senior Credit Facility, among other things, increases the maximum facility amount to $1 billion, increases the borrowing base to $425 million, extends the maturity date and makes other modifications to the terms of the Existing Senior Credit Facility. The Amended and Restated Senior Credit Facility is secured by a first lien with substantially the same collateral requirements as the Credit Facility, has substantially the same covenants as the Credit Facility and is for a term of five-years. This amendment and restatement was done in conjunction with the Acquisition referenced above.

Derivative Financial Instruments and Hedging Activity

During March 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 3,500 barrels of oil per day and were for the period of April 2019 through December 2019. The following is a table reflecting the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71

On September 25, 2017, the Company entered into derivative contracts in the form of costless collars for the period of January 2018 through December 2018 for 1,000 barrels per day with a put price of $49.00 and a call price of $54.60.

On October 27, 2017, the Company entered into costless collars of WTI Crude Oil for the period of January 2018 through December 2018 for an additional 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

Subsequent to March 31, 2019, the Company entered into additional costless collar contracts. These contracts were for an additional 2,000 barrels per day for the period April 2019 through December 2019 and for 2,000 barrels per day for the period January 2020 through December 2020.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties. We do not intend to limit our evaluation to any one state. We presently have no intention to evaluate off-shore properties or properties located outside of the United States.

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

The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include travel costs relating to meeting with individuals instrumental to our acquisition of one or more oil and gas properties, the costs to retain one or more consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineer reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, and accounting fees relative to obtaining historical information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and/or gas property.

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

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water and waste use and disposal, prevention of waste hydraulic fracturing and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of March 31, 2019, the Company had $84.5 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.49%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $845,000 based on the aggregate of $84.5 million outstanding under the Credit Facility as of March 31, 2019.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during the three month period ended March 31, 2019, ranged from a low of $40.40 per barrel to a high of $56.18 per barrel. Natural gas prices we received during the same period ranged from a low of $1.28 per Mcf to a high of $3.78 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

During March 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 3,500 barrels of oil per day and were for the period of April 2019 through December 2019. The following is a table reflecting the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71

On September 25, 2017, the Company entered into derivative contracts in the form of costless collars for the period of January 2018 through December 2018 for 1,000 barrels per day with a put price of $49.00 and a call price of $54.60.

On October 27, 2017, the Company entered into costless collars of WTI Crude Oil for the period of January 2018 through December 2018 for an additional 1,000 barrels of oil per day with a put price of $51.00 and a call price of $54.80.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $27.9 million at March 31, 2019) and through receivables from our joint interest partners (approximately $2.6 million at March 31, 2019). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2019, sales to two customers, Occidental Energy Marketing (“Oxy”) and Phillips 66 (“Phillips”) represented 51% and 32% of oil and gas revenues, respectively. As of March 31, 2019, Oxy and Phillips represented 40% and 26% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On April 9, 2019, the Company completed an acquisition of assets, consisting of approximately 38,230 net acres located primarily in southwest Yoakum County, Texas and eastern Lea County, New Mexico, for an aggregate adjusted consideration of approximately $291 million, comprised of approximately $264 million cash and 4,581,001 shares of the Company’s common stock (the “Equity Consideration”), of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC. The Equity Consideration was issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On April 19, 2019, the Company filed a registration statement on Form S-3 (Registration No. 333-230966) to register the above-referenced unregistered common stock; however, the registration statement has not yet been declared effective by the SEC.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with

2.1	Purchase and Sale Agreement, dated February 25, 2019, by and among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	2/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Registration Rights Agreement, dated April 9, 2019, by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC.	8-K	001-36057	4.1	4/12/19
10.1	Commitment Letter dated February 24, 2019 between Ring Energy, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	001-36057	10.1	2/28/19
10.2	Amended and Restated Credit Agreement, dated April 9, 2019, by and among Ring Energy, Inc., the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders and as issuing bank.	8-K	001-36057	10.2	4/12/19
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 8, 2019	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

