Form 10-Q
period 2019-06-30
RING ENERGY, INC.
filed 2019-08-07
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

☒ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ◻ No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ⌧ No

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered

Common Stock, $0.001 par value	REI	NYSE American

The registrant has one class of common stock of which 67,811,111 shares were outstanding at August 7, 2019.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2019

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2018. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$10,578,982	$3,363,726
Accounts receivable	21,777,491	12,643,478
Joint interest billing receivable	1,291,817	578,144
Operating lease asset	294,095	—
Derivative asset	1,189,545	—
Prepaid expenses and retainers	3,479,218	258,909
Total Current Assets	38,611,148	16,844,257
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	1,037,871,094	641,121,398
Financing lease asset	637,757	—
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	1,039,974,402	642,586,949
Accumulated depreciation, depletion and amortization	(128,120,411)	(100,576,087)
Net Properties and Equipment	911,853,991	542,010,862
Deferred Income Taxes	7,209,160	7,786,479
Deferred Financing Costs	3,592,575	424,061
Total Assets	$961,266,874	$567,065,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$67,258,467	$51,910,432
Financing lease liability	204,047	—
Operating lease liability	294,095	—
Total Current Liabilities	67,756,609	51,910,432

Revolving line of credit	360,500,000	39,500,000
Financing lease liability	409,634	—
Asset retirement obligations	16,536,909	13,055,797
Total Liabilities	445,203,152	104,466,229
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,811,111 shares and 63,229,710 shares issued and outstanding, respectively	67,811	63,230
Additional paid-in capital	524,887,107	494,892,093
Accumulated deficit	(8,891,196)	(32,355,893)
Total Stockholders’ Equity	516,063,722	462,599,430
Total Liabilities and Stockholders’ Equity	$961,266,874	$567,065,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Oil and Gas Revenues	$51,334,225	$29,924,883	$93,132,540	$59,816,274

Costs and Operating Expenses
Oil and gas production costs	11,569,107	6,638,313	20,977,873	12,420,223
Oil and gas production taxes	2,412,895	1,428,995	4,495,770	2,854,877
Depreciation, depletion and amortization	14,615,270	9,144,115	27,544,324	17,645,494
Asset retirement obligation accretion	229,234	164,670	445,179	325,790
Operating lease expense	128,175	—	256,350	—
General and administrative expense	4,743,127	3,151,231	11,541,144	6,237,211

Total Costs and Operating Expenses	33,697,808	20,527,324	65,260,640	39,483,595

Income from Operations	17,636,417	9,397,559	27,871,900	20,332,679

Other Income (Expense)
Interest income	1,260	82,991	13,496	91,944
Interest expense	(4,259,908)	—	(5,032,925)	(44,483)
Realized loss on derivatives	—	(2,402,426)	—	(3,877,452)
Unrealized gain (loss) on change in fair value of derivatives	1,530,230	(1,099,273)	1,189,545	(1,889,974)

Net Other Income (Expense)	(2,728,418)	(3,418,708)	(3,829,884)	(5,719,965)

Income before Tax Provision	14,907,999	5,978,851	24,042,016	14,612,714

Provision for Income Taxes	(2,532,743)	(1,259,045)	(577,319)	(4,227,274)

Net Income	$12,375,256	$4,719,806	$23,464,697	$10,385,440

Basic Earnings per Share	$0.18	$0.08	$0.36	$0.18
Diluted Earnings per Share	$0.18	$0.08	$0.36	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the six Months Ended June 30, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Common stock issued as consideration in asset acquisition	4,581,001	$4,581	$28,351,815	$—	28,356,396
Share-based compensation	—	—	1,643,199	—	1,643,199
Net income	—	—	—	23,464,697	23,464,697
Balance, June 30, 2019	67,810,711	$67,811	$524,887,107	$(8,891,196)	$516,063,722

For the six Months Ended June 30, 2018
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	—	—	2,083,547	—	2,083,547
Common stock issued for cash, net	6,164,000	6,164	81,812,909	—	81,819,073
Net income	—	—	—	10,385,440	10,385,440
Balance, June 30, 2018	60,388,029	$60,388	$481,801,225	$(30,970,213)	$450,891,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2019	2018
Cash Flows From Operating Activities
Net income	$23,464,697	$10,385,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	27,544,324	17,645,494
Accretion expense	445,179	325,790
Share-based compensation	1,643,199	2,083,547
Deferred income tax provision	5,049,219	3,068,670
Excess tax deficiency related to share-based compensation	(4,471,900)	1,158,604
Change in fair value of derivative instruments	(1,189,545)	1,889,974
Changes in assets and liabilities:
Accounts receivable	(9,847,686)	1,211,719
Prepaid expenses and retainers	(6,388,823)	(638,368)
Accounts payable	(451,965)	(3,587,329)
Settlement of asset retirement obligation	(384,956)	(265,728)
Net Cash Provided by Operating Activities	35,411,743	33,277,813
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(268,120,579)	(3,270,000)
Payments to develop oil and natural gas properties	(81,051,832)	(113,507,857)
Proceeds from disposal of fixed assets subject to depreciation	—	105,536
Net Cash Used in Investing Activities	(349,172,411)	(116,672,321)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	321,000,000	—
Proceeds from issuance of common stock, net of offering costs	—	81,819,073
Reduction of financing lease liability	(24,076)	—
Net Cash Provided by Financing Activities	320,975,924	81,819,073
Net Change in Cash	7,215,256	(1,575,435)
Cash at Beginning of Period	3,363,726	15,006,581
Cash at End of Period	$10,578,982	$13,431,146
Supplemental Cash Flow Information
Cash paid for interest	$932,896	$44,483
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$441,244	$700,218
Operating lease assets obtained in exchange for new operating lease liability	539,577	—
Financing lease assets obtained in exchange for new financing lease liability	637,757	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	41,800,000	19,000,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394	—
Assumption of prepaid assets	2,864,554	—
Assumption of accounts and revenue payables	(1,234,862)	—
Asset retirement obligation incurred through acquisition	(2,979,645)	—
Common stock issued as partial consideration in asset acquisition	(28,356,396)	—
Oil and gas properties subject to amortization	296,910,774	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three and six months ended June 30, 2019, the change in fair value resulted in the recognition of unrealized gains of $1,530,230 and $1,189,545,

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

respectively, on derivative contracts. During the three and six months ended June 30, 2018, the change in fair value resulted in the recognition of unrealized losses of $1,099,273 and $1,889,974, respectively, on derivative contracts.

During the three and six months ended June 30, 2019, the Company had no realized gain or losses on derivatives. During the three and six months ended June 30, 2018, the Company had realized losses on derivatives of $2,402,426 and $3,877,452, respectively.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2019. During the six months ended June 30, 2019, sales to two customers represented 45% and 35%, respectively, of the Company’s oil and gas revenues. At June 30, 2019, these two customers made up 44% and 30%, respectively, of the Company’s accounts receivable.

Approximately 94% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at June 30, 2019. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment at least annually. Depreciation, depletion and amortization expense for the three and six months ended June 30, 2019, was $14,615,270 and $27,544,324, respectively, based on depletion at the rate of $14.70 and $14.72 per barrel of oil equivalent compared to $9,144,115 and $17,645,494, respectively, based on depletion at the rate of $16.36 and $17.40 per barrel of oil equivalent for the three and six months ended June 30, 2018. These amounts include $66,277 and $107,431, respectively, of depreciation for the three and six months ended June 30, 2019, compared to $48,740 and $129,186, respectively, of depreciation for the three and six months ended June 30, 2018.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three and six months ended June 30, 2019, we recorded a decrease of $598,332 and $4,471,900, respectively, to our income tax provision. For the three months ended June 30, 2018, the Company recorded no change in the income tax provision. For the six months ended June 30, 2018, we recorded an increase of $1,158,604 to our income tax provision.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The SEC subsequently issued a Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, which provides guidance on accounting for the tax effects of the Tax Act. Among other changes, the Tax Act lowered the corporate tax rate to 21%.

Recently Adopted Accounting Pronouncements – In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective method and chose the option to not restate prior periods and to record any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company’s adoption of ASU 2016-02 did not require a cumulative-effect adjustment to retained earnings. The Company opted to not apply ASU 2016-02 to its leases with terms of 12 months or less. See Note 3 – Leases for new disclosures required as a result of our adoption of ASU 2016-02.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Pronouncements – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will eliminate, add and modify certain disclosure requirements for fair value measurement. ASU 2018-13 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. ASU 2018-13 requires the additional disclosure requirements be adopted using a retrospective approach. The Company is currently evaluating the provisions of ASU 2018-13 and assessing the impact it may have on its disclosures in the notes to the financial statements.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2019 and 2018:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenues
Oil	$50,793,472	$28,962,880	$91,671,455	$58,103,045
Natural gas	540,753	962,003	1,461,085	1,713,229

Total operating revenues	$51,334,225	$29,924,883	$93,132,540	$59,816,274

All revenues are from production from the Permian Basin in Texas and New Mexico.

NOTE 3 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

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

The Company has operating leases for our offices in Midland, Texas and Tulsa, Oklahoma with terms through January 31, 2020. The office space being leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. The Company has financing leases for vehicles. Future lease payments associated with these operating leases as of June 30, 2019 are as follows:

	2019	2020	2021	2022
Operating lease payments (1)	$256,350	$42,725	$—	$—
Financing lease payments (2)	115,783	231,565	231,565	88,478
(1)	The weighted average discount rate as of June 30, 2019 for operating leases was 5.01%. Based on this rate, the future lease payments above include imputed interest of $4,980.
(2)	The weighted average discount rate as of June 30, 2019 for financing leases was 5.28%. Based on this rate, the future lease payments above included imputed interest of $53,710.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides supplemental information regarding cash flows from operations:

2019
Operating lease costs	$256,350
Short term lease costs (1)	307,518
Financing lease costs:
Amortization of financing lease assets (2)	25,956
Interest on lease liabilities (3)	4,029
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net Income	$12,375,256	$4,719,806	$23,464,697	$10,385,440
Basic Weighted-Average Shares Outstanding	67,357,645	60,388,029	65,305,081	58,412,825
Effect of dilutive securities:
Stock options	217,472	1,499,886	418,397	1,495,482
Restricted stock	95,142	76,095	128,870	59,002
Diluted Weighted-Average Shares Outstanding	67,670,259	61,964,010	65,852,348	59,967,309
Basic Earnings per Share	$0.18	$0.08	$0.36	$0.18
Diluted Earnings per Share	$0.18	$0.08	$0.36	$0.17

Stock options to purchase 1,013,500 shares of common stock and 276,860 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended June 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 2,353,500 shares of common stock and 276,860 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the six months ended June 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 583,500 shares of common stock were excluded from the computation of diluted earnings per share during  both the three and six months ended June 30, 2018, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”). The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. The Company incurred approximately $4.1 million in acquisition related costs, which were recognized in general and administrative expense during the six months ended June 30, 2019. Total consideration after purchase price adjustments included a cash payment of approximately $264.1 million and the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims.  The full amount of the shares placed into escrow remain in escrow as of June 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement.  The shares were valued at the price on the date of the signing of the Purchase and Sale Agreement, February 25, 2019, of $6.19 per share.

RING ENERGY, INC.

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

Assets acquired:
Proved oil and gas properties	$296,910,774
Joint interest billing receivable	1,464,394
Prepaid assets	2,864,554
Liabilities assumed
Accounts and revenues payable	(1,234,862)
Asset retirement obligations	(2,979,645)
Total Identifiable Net Assets	$297,025,215

The Company will continue to evaluate the fair value of the assets and liabilities reflected above and will record any adjustments, if needed, in future periods.

The following unaudited pro forma information for the three and six months ended June 30, 2019 and 2018, respectively, is presented to reflect the operations of the Company as if the acquisition of assets had been completed on January 1, 2019 and 2018, respectively:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Oil and Gas Revenues	$57,999,639	$48,490,870	$99,797,954	$91,250,272
Net Income	$12,435,698	$12,990,504	$23,525,139	$24,721,646

Basic Earnings per Share	$0.18	$0.21	$0.35	$0.41
Diluted Earnings per Share	$0.18	$0.21	$0.34	$0.40

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

During March and April 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs. “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. The trades were for a total of 5,500 barrels of oil per day for the period of April 2019 through December 2019 and 2,000

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

barrels of oil per day for the period of January 2020 through December 2020. The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price
2019 contracts
03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71
04/01/19	1,000	50.00	69.50
04/03/19	1,000	50.00	70.20

2020 contracts
04/01/19	1,000	50.00	65.83
04/01/19	1,000	50.00	65.40

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Fair Value Measurement Classification
	Quoted prices in
	Actives Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of June 30, 2019

Oil and gas derivative contracts	$—	$1,189,545	$—	$1,189,545

Total	$—	$1,189,545	$—	$1,189,545

NOTE 8 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, increases the borrowing base (the “Borrowing Base”) to $425 million, extends the maturity date through April 2024 and makes other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Credit Facility allows for Eurodollar Loans and Base Rate Loans. The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of Borrowing Base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 0.75% and 1.75% (depending on the then-current level of Borrowing Base usage).

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2019, $360,500,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

Balance, December 31, 2018	$13,055,797
Liabilities acquired	2,979,645
Liabilities incurred	441,244
Liabilities settled	(384,956)
Accretion expense	445,179
Balance, June 30, 2019	$16,536,909

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Public Offering – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note 5. As a part of the consideration for the acquisition, the Company issued 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement.  The full amount of the shares placed into escrow remain in escrow as of June 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares issued, based on this price, was $28,356,396.

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

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2019, was $808,734 and $1,643,199, respectively, as compared to $1,081,199 and $2,083,547, respectively, for the three and six months ended June 30, 2018. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2019, there were 668,340 shares remaining eligible for issuance under the plan.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of June 30, 2019, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2018	2,751,000	$6.28
Granted	—	$—
Forfeited or rescinded	(2,500)	$11.70
Vested	—	$—
Outstanding, June 30, 2019	2,748,500	$6.28	4.5 Years	$493,750
Exercisable, June 30, 2019	2,327,400	$5.42	4.0 Years

The intrinsic value was calculated using the closing price on June 28, 2019 of $3.25. As of June 30, 2019, there was $1,239,664 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 1.7 years.

Restricted Stock

A summary of the restricted stock activity as of June 30, 2019, and changes during the six months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	15,400	5.01
Forfeited or rescinded	(4,120)	7.13
Vested	(400)	13.32
Outstanding, June 30, 2018	889,240	$7.31

As of June 30, 2019, there was $4,046,963 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.9 years.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company totaling $260,000 to state and federal agencies and $741,000 to an electric utility company. The standby letters of credit are valid until cancelled or matured and is collateralized by the revolving credit facility with the bank. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the States of Texas  and New Mexico. The letters of credit to the utility company should not require renewal after the initial one year term. No amounts have been drawn under the standby letters of credit.

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 should not require renewal after the initial one year term.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2019, through the date of filing this Form 10-Q and determined there are no other items to disclose.

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

Results of Operations – For the Three Months Ended June 30, 2019 and 2018

Oil and natural gas sales.  For the three months ended June 30, 2019, oil and natural gas sales revenue increased $21,409,342 to $51,334,225, compared to $29,924,884 for the same period during 2018, primarily as a result of the Acquisition.

Oil sales increased $21,830,592 and natural gas sales decreased $421,250.  For the three months ended June 30, 2019, oil sales volume increased 423,858 barrels to 893,304 barrels, compared to 469,446 barrels for the same period in 2018.  The average realized per barrel of oil price decreased 8% from $61.70 for the three months ended June 30, 2018, to $56.86 for the three months ended June 30, 2019.  For the three months ended June 30, 2019, gas sales volume increased 250,426 thousand cubic feet (MCF) to 569,482 MCF, compared to 319,056 MCF for the same period in 2018.  The average realized natural gas price per MCF decreased 69% from $3.02 for the three months ended June 30, 2018, to $0.95 for the three months ended June 30, 2019.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $6,638,313, or $12.70 per barrel of oil equivalent (BOE) for the three months ended June 30, 2018, to $11,569,107 or $11.71 per BOE for the three months ended June 30, 2019.  The increase in total LOE is the result of both increased production between the periods and the Acquisition.  The decrease in the per BOE rate is primarily a result of the Acquisition.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2018 and remained steady at 5% for the three months ended June 30, 2019.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense increased by $5,535,719 to $14,844,504 for the three months ended June 30, 2019, compared to $9,308,785 during the same period in 2018.  The increase was primarily a result of higher production volumes as a result of the Acquisition.

Realized loss from Derivative Instruments.  Realized loss on derivatives for the three months ended June 30, 2018 was $2,402,426.  There was no realized gain or loss on derivatives during the three months ended June 30, 2019.

Unrealized loss from Derivative Instruments and Hedging Activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended June 30, 2019, the change in fair value resulted in the recognition of a gain of $1,530,230 on derivative contracts as compared to a loss of $1,099,273 during the same period in 2018.

General and administrative expenses.  General and administrative expense increased $1,591,896 to $4,743,127 for the three months ended June 30, 2019, as compared to $3,151,231 for the three months ended June 30, 2018.  Compensation related costs make up the bulk of our general and administrative expense.

Net income. For the three months ended June 30, 2019, the Company had net income of $12,375,256, as compared to $4,719,806 for the three months ended June 30, 2018.  The increase in net income primarily resulted from increased revenues as a result of the Acquisition.

Results of Operations – For the Six Months Ended June 30, 2019 and 2018

Oil and natural gas sales.  For the six months ended June 30, 2019, oil and natural gas sales revenue increased $33,316,266 to $93,132,540, compared to $59,816,274 for the same period during 2018, primarily as a result of the Acquisition.

Oil sales increased $33,568,410 and natural gas sales decreased $252,144.  For the six months ended June 30, 2019, oil sales volume increased 756,558 barrels to 1,705,868 barrels, compared to 949,310 barrels for the same period in 2018.  The average realized per barrel of oil price decreased 12% from $61.21 for the six months ended June 30, 2018, to $53.74 for the six months ended June 30, 2019.  For the six months ended June 30, 2019, gas sales volume increased 436,659 thousand cubic feet (MCF) to 965,746 MCF, compared to 529,087 MCF for the same period in 2018.  The average realized natural gas price per MCF decreased 53% from $3.24 for the six months ended June 30, 2018, to $1.51 for the six months ended June 30, 2019.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $12,420,223 or $11.97 per barrel of oil equivalent (BOE) for the six months ended June 30, 2018, to $20,977,873 or $11.24 per BOE for the six months ended June 30, 2019.  The increase in total LOE is the result of both increased production between the periods and the Acquisition.  The decrease in the per BOE rate is primarily a result of the Acquisition.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2018 and remained steady at 5% for the six months ended June 30, 2019.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense increased by $10,018,219 to $27,989,503 for the six months ended June 30, 2019, compared to $17,971,284 during the same period in 2018.  The increase was primarily a result of higher production volumes as a result of the Acquisition.

Realized loss from Derivative Instruments.  Realized loss on derivatives for the six months ended June 30, 2018 was $3,877,452.  There was no realized gain or loss on derivatives during the six months ended June 30, 2019.

Unrealized loss from Derivative Instruments and Hedging Activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the six months ended June 30, 2019, the change in fair value resulted in the recognition of a gain of $1,189,545 on derivative contracts as compared to a loss of $1,889,974 during the same period in 2018.

General and administrative expenses.  General and administrative expense increased $5,303,933 to $11,541,144 for the six months ended June 30, 2019, as compared to $6,237,211 for the six months ended June 30, 2018.  Acquisition related costs of approximately $4.1 million was the primary reason for the increase.

Net income. For the six months ended June 30, 2019, the Company had net income of $23,464,697, as compared to $10,385,440 for the six months ended June 30, 2018.  The increase in net income primarily resulted from increased revenues as a result of the Acquisition.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2019, the Company had cash on hand of $10,578,982, compared to $3,363,726 as of December 31, 2018.  The Company had net cash provided by operating activities for the six months ended June 30, 2019, of $35,411,743, compared to $33,277,813 for the same period of 2018.  The other most significant cash inflows during the periods were proceeds from draws on our Credit Facility of $321,000,000 in 2019 and proceeds from issuance of common stock of $81,819,073 in 2018.  The most significant cash outflows during the six months ended June 30, 2019 and 2018 were capital expenditures in connection with the purchase and development of oil and gas properties of $349,172,411 and $116,672,321, respectively.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Facility with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, increases the borrowing base (the “Borrowing Base”) to $425 million, extends the maturity date through April 2024 and makes other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Credit Facility allows for Eurodollar Loans and Base Rate Loans.  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of Borrowing Base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, the (iii) adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 0.75% and 1.75% (depending on the then-current level of Borrowing Base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of June 30, 2019, $360,500,000 was outstanding on the Credit Facility.  We are in compliance with all covenants contained in the Credit Facility.

Derivative Financial Instruments and Hedging Activity

During March and April 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 5,500 barrels of oil per day for the period of April 2019 through December 2019 and 2,000 barrels of oil per day for the period of January 2020 through December 2020.  The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2019 contracts
03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71
04/01/19	1,000	50.00	69.50
04/03/19	1,000	50.00	70.20

2020 contracts
04/01/19	1,000	50.00	65.83
04/01/19	1,000	50.00	65.40

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At June 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of June 30, 2019, the Company had $360.5 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 5.10%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $36.5 million based on the aggregate of $360.5 million outstanding under the Credit Facility as of June 30, 2019.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the six month period ended June 30, 2019, ranged from a low of $40.40 per barrel to a high of $62.10 per barrel. Natural gas prices we received during the same period ranged from a low of $0.78 per Mcf to a high of $3.78 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

During March and April 2019, the Company entered into new derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 5,500 barrels of oil per day for the period of April 2019 through December 2019 and 2,000 barrels of oil per day for the period of January 2020 through December 2020.  The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2019 contracts
03/12/19	1,500	$50.00	$66.00
03/13/19	500	50.00	67.40
03/20/19	500	50.00	67.90
03/20/19	1,000	50.00	68.71
04/01/19	1,000	50.00	69.50
04/03/19	1,000	50.00	70.20

2020 contracts
04/01/19	1,000	50.00	65.83
04/01/19	1,000	50.00	65.40

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $21.8 million at June 30, 2019) and through receivables from our joint interest partners (approximately $1.3 million at June 30, 2019).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the six months ended June 30, 2019, sales to two customers, Occidental Energy Marketing (“Oxy”) and Phillips 66 (“Phillips”) represented 45% and 35% of oil and gas revenues, respectively.  As of June 30, 2019, Oxy and Phillips represented 44% and 30% of our accounts receivable, respectively.  Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On April 9, 2019, the Company completed an acquisition of assets, consisting of approximately 38,230 net acres located primarily in southwest Yoakum County, Texas and eastern Lea County, New Mexico, for an aggregate adjusted consideration of approximately $291 million, comprised of approximately $264 million cash and 4,581,001 shares of the Company’s common stock (the “Equity Consideration”), of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) with Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC. The Equity Consideration was issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. The shares held in escrow will be released pursuant to the terms of the Purchase and Sale Agreement.

On April 19, 2019, the Company filed a registration statement on Form S-3 (Registration No. 333-230966) to register the above-referenced unregistered common stock, which was declared effective on June 25, 2019.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with

3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
4.1	Registration Rights Agreement, dated April 9, 2019, by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	8-K	001-36057	4.1	04/12/19
10.1	Purchase and Sale Agreement dated February 25, 2019, among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/27/19
10.2	Amended and Restated Senior Credit Facility, dated April 9, 2019, by and among Ring Energy, Inc., the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders and as issuing bank LLC	8-K	001-36057	10.2	04/12/19
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 7, 2019	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)