Form 10-Q
period 2019-09-30
RING ENERGY, INC.
filed 2019-11-06
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 67,811,611 shares were outstanding at November 6, 2019.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2019

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2018. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$7,599,089	$3,363,726
Accounts receivable	18,291,698	12,643,478
Joint interest billing receivable	2,025,180	578,144
Operating lease asset	169,115	—
Derivative asset	2,386,066	—
Prepaid expenses and retainers	3,340,178	258,909
Total Current Assets	33,811,326	16,844,257
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	1,059,284,347	641,121,398
Financing lease asset subject to depreciation	947,435	—
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	1,061,697,333	642,586,949
Accumulated depreciation, depletion and amortization	(142,235,581)	(100,576,087)
Net Properties and Equipment	919,461,752	542,010,862
Derivative asset	680,847	—
Deferred Income Taxes	5,434,238	7,786,479
Deferred Financing Costs	3,403,491	424,061
Total Assets	$962,791,654	$567,065,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,813,690	$51,910,432
Financing lease liability	272,498	—
Operating lease liability	169,115	—
Total Current Liabilities	52,255,303	51,910,432

Revolving line of credit	366,500,000	39,500,000
Financing lease liability	588,251	—
Asset retirement obligations	16,703,186	13,055,797
Total Liabilities	436,046,740	104,466,229
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,811,611 shares and 63,229,710 shares issued and outstanding, respectively	67,812	63,230
Additional paid-in capital	525,679,942	494,892,093
Accumulated earnings (deficit)	997,160	(32,355,893)
Total Stockholders’ Equity	526,744,914	462,599,430
Total Liabilities and Stockholders’ Equity	$962,791,654	$567,065,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Oil and Gas Revenues	$50,339,105	$32,687,179	$143,471,645	$92,503,453

Costs and Operating Expenses
Oil and gas production costs	15,478,052	7,217,940	36,455,925	19,638,163
Oil and gas production taxes	2,307,226	1,551,097	6,802,996	4,405,974
Depreciation, depletion and amortization	14,115,170	10,930,563	41,659,494	28,576,057
Asset retirement obligation accretion	236,207	167,433	681,386	493,223
Operating lease expense	114,112	—	370,462	—
General and administrative expense	3,745,928	3,205,116	15,287,072	9,442,327

Total Costs and Operating Expenses	35,996,695	23,072,149	101,257,335	62,555,744

Income from Operations	14,342,410	9,615,030	42,214,310	29,947,709

Other Income (Expense)
Interest income	9	5,911	13,505	97,855
Interest expense	(4,556,509)	(40,944)	(9,589,434)	(85,427)
Realized loss on derivatives	—	(2,722,774)	—	(6,600,226)
Unrealized gain (loss) on change in fair value of derivatives	1,877,368	(566,649)	3,066,913	(2,456,623)

Net Other Income (Expense)	(2,679,132)	(3,324,456)	(6,509,016)	(9,044,421)

Income before Tax Provision	11,663,278	6,290,574	35,705,294	20,903,288

Provision for Income Taxes	(1,774,922)	(596,946)	(2,352,241)	(4,824,220)

Net Income	$9,888,356	$5,693,628	$33,353,053	$16,079,068

Basic Earnings per Share	$0.15	$0.09	$0.50	$0.27
Diluted Earnings per Share	$0.15	$0.09	$0.50	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the Nine Months Ended September 30, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	11,089,443	11,089,443
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(21,266,450)	$474,523,338
Common stock issued as consideration in asset acquisition	4,581,001	4,581	28,351,815	—	28,356,396
Restricted stock vested	400	—	—	—	—
Share-based compensation	—	—	808,734	—	808,734
Net income	—	—	—	12,375,254	12,375,254
Balance, June 30, 2019	67,811,111	$67,811	$524,887,107	$(8,891,196)	$516,063,722
Share-based compensation	—	—	792,836	—	792,836
Restricted stock vested	500	1	(1)	—	—
Net income	—	—	—	9,888,356	9,888,356
Balance, September 30, 2019	67,811,611	$67,812	$525,679,942	$997,160	$526,744,914

For the Nine Months Ended September 30, 2018
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	—	—	1,081,199	—	1,081,199
Common stock issued for cash, net	6,164,000	6,164	81,815,902	—	81,822,066
Net income	—	—	—	5,665,634	5,665,634
Balance, March 31, 2018	60,388,029	$60,388	$480,801,870	$(35,690,019)	$445,172,239
Share-based compensation	—	—	1,002,348	—	1,002,348
Common stock issued for cash, net	—	—	(2,993)	—	(2,993)
Net income	—	—	—	4,719,806	4,719,806
Balance, June 30, 2018	60,388,029	$60,388	$481,801,225	$(30,970,213)	$450,891,400
Share-based compensation	—	—	1,007,789	—	1,007,789
Options exercised (cashless exercise)	103,113	103	(103)	—	—
Common stock issued for cash, net	—	—	(4,051)	—	(4,051)
Net income	—	—	—	5,693,628	5,693,628
Balance, September 30, 2018	60,491,142	$60,491	$482,804,860	$(25,276,585)	$457,588,766

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2019	2018
Cash Flows From Operating Activities
Net income	$33,353,053	$16,079,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	41,659,494	28,576,057
Accretion expense	681,386	493,223
Share-based compensation	2,436,035	3,091,336
Deferred income tax provision	7,498,112	4,389,690
Excess tax deficiency related to share-based compensation	(5,145,871)	434,530
Change in fair value of derivative instruments	(3,066,913)	2,456,623
Changes in assets and liabilities:
Accounts receivable	(7,095,256)	435,048
Prepaid expenses and retainers	(6,060,699)	(509,116)
Accounts payable	(1,055,397)	(2,989,645)
Settlement of asset retirement obligation	(615,732)	(452,468)
Net Cash Provided by Operating Activities	62,588,212	52,004,346
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(263,262,046)	(4,090,642)
Payments to develop oil and natural gas properties	(122,004,117)	(158,069,999)
Proceeds from disposal of fixed assets subject to depreciation	—	105,536
Net Cash Used in Investing Activities	(385,266,163)	(162,055,105)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	327,000,000	17,000,000
Proceeds from issuance of common stock, net of offering costs	—	81,815,022
Reduction of financing lease liability	(86,686)	—
Net Cash Provided by Financing Activities	326,913,314	98,815,022
Net Change in Cash	4,235,363	(11,235,737)
Cash at Beginning of Period	3,363,726	15,006,581
Cash at End of Period	$7,599,089	$3,770,844
Supplemental Cash Flow Information
Cash paid for interest	$5,821,545	$54,652
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$602,090	$1,058,763
Operating lease assets obtained in exchange for new operating lease liability	539,577	—
Financing lease assets obtained in exchange for new financing lease liability	947,435	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	26,958,655	24,000,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394	—
Assumption of prepaid assets	2,864,554	—
Assumption of accounts and revenue payables	(1,234,862)	—
Asset retirement obligation incurred through acquisition	(2,979,645)	—
Common stock issued as partial consideration in asset acquisition	(28,356,396)	—
Oil and gas properties subject to amortization	296,910,774	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three and nine months ended September 30, 2019, the change in fair value resulted in the recognition of unrealized gains of $1,877,368 and $3,066,913, respectively, on derivative contracts. During the three and nine months ended September 30, 2018, the change in fair value resulted in the recognition of unrealized losses of $566,649 and $2,456,623, respectively, on derivative contracts.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and nine months ended September 30, 2019, the Company had no realized gain or losses on derivatives. During the three and nine months ended September 30, 2018, the Company had realized losses on derivatives of $2,722,774 and $6,600,226, respectively.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2019. During the nine months ended September 30, 2019, sales to two customers represented 39% and 38%, respectively, of the Company’s oil and gas revenues. At September 30, 2019, these two customers made up 41% and 34%, respectively, of the Company’s accounts receivable.

Approximately 90% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at September 30, 2019. The Company also has joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment at least annually. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2019, was $14,115,170 and $41,659,494, respectively, based on depletion at the rate of $13.42 and $14.18 per barrel of oil equivalent compared to $10,930,563 and $28,576,057, respectively, based on depletion at the rate of $18.10 and $17.32 per barrel of oil equivalent for the three and nine months ended September 30, 2018. These amounts include $110,120 and $217,551, respectively, of depreciation for the three and nine months ended September 30, 2019, compared to $42,418 and $171,604, respectively, of depreciation for the three and nine months ended September 30, 2018.

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

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three and nine months ended September 30, 2019, we recorded a decrease of $673,971 and $5,145,871, respectively, to our income tax provision. For the three and nine months ended September 30, 2018, we recorded a decrease of $724,073 and an increase of $434,530, respectively, to our income tax provision.

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

Recent Accounting Pronouncements – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will eliminate, add and modify certain

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

disclosure requirements for fair value measurement. ASU 2018-13 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. ASU 2018-13 requires that the additional disclosure requirements be adopted using a retrospective approach.  The Company is currently evaluating the provisions of ASU 2018-13 and assessing the impact it may have on its disclosures in the notes to the Company’s financial statements.

Basic and Diluted Earnings  per Share – Basic earnings per share is computed by dividing net income  by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.  The dilutive effect of stock options and other share-based compensation is calculated using the treasury method.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2019 and 2018:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenues
Oil	$49,502,656	$31,633,777	$141,174,111	$89,736,822
Natural gas	836,449	1,053,402	2,297,534	2,766,631

Total operating revenues	$50,339,105	$32,687,179	$143,471,645	$92,503,453

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.

The Company has operating leases for our offices in Midland, Texas and Tulsa, Oklahoma with terms through January 31, 2020. The office space being leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. The Company has financing leases for vehicles. Future lease payments associated with these operating leases as of September 30, 2019 are as follows:

	2019	2020	2021	2022
Operating lease payments (1)	$128,175	$42,725	$—	$—
Financing lease payments (2)	77,802	311,206	311,206	132,499
(1)	The weighted average discount rate as of September 30, 2019 for operating leases was 5.01%. Based on this rate, the future lease payments above include imputed interest of $1,785.
(2)	The weighted average discount rate as of September 30, 2019 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $71,116.

The following table provides supplemental information regarding cash flows from operations:

2019
Operating lease costs	$384,525
Short term lease costs (1)	461,277
Financing lease costs:
Amortization of financing lease assets (2)	98,868
Interest on lease liabilities (3)	15,019
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net Income	$9,888,356	$5,693,628	$33,353,053	$16,079,068
Basic Weighted-Average Shares Outstanding	67,811,127	60,405,355	66,149,469	59,084,300
Effect of dilutive securities:
Stock options	25,841	1,346,133	204,639	1,416,434
Restricted stock	—	78,893	47,314	66,498
Diluted Weighted-Average Shares Outstanding	67,836,968	61,830,381	66,401,422	60,567,232
Basic Earnings per Share	$0.15	$0.09	$0.50	$0.27
Diluted Earnings per Share	$0.15	$0.09	$0.50	$0.27

Stock options to purchase 2,353,500 shares of common stock and 3,250,420 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended September 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 2,353,500 shares of common stock and 2,639,540 shares of unvested restricted stock were excluded

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

from the computation of diluted earnings per share during the nine months ended September 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 583,500 and 573,500 shares, respectively, of common stock were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2018, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”). The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. The Company incurred approximately $4.1 million in acquisition related costs, which were recognized in general and administrative expense during the nine months ended September 30, 2019. Total consideration after purchase price adjustments included a cash payment of approximately $264.1 million and the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims.  The full amount of the shares placed into escrow remain in escrow as of September 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement.  The shares were valued at the price on the date of the signing of the Purchase and Sale Agreement, February 25, 2019, of $6.19 per share.

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

The following unaudited pro forma information for the three and nine months ended September 30, 2019 and 2018, respectively, is presented to reflect the operations of the Company as if the acquisition of assets had been completed on January 1, 2019 and 2018, respectively:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Oil and Gas Revenues	$57,004,519	$51,167,164	$150,137,059	$142,417,436
Net Income	$9,948,798	$14,004,402	$33,413,495	$38,125,515

Basic Earnings per Share	$0.15	$0.23	$0.49	$0.63
Diluted Earnings per Share	$0.15	$0.22	$0.49	$0.61

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Fair Value Measurement Classification
	Quoted prices in
	Actives Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of September 30, 2019

Oil and gas derivative contracts	$—	$3,066,913	$—	$3,066,913

Total	$—	$3,066,913	$—	$3,066,913

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2019, $366,500,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

Balance, December 31, 2018	$13,055,797
Liabilities acquired	2,979,645
Liabilities incurred	602,090
Liabilities settled	(615,732)
Accretion expense	681,386
Balance, September 30, 2019	$16,703,186

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Public Offering – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note 5. As a part of the consideration for the acquisition, the Company issued 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement.  The full amount of the shares placed into escrow remain in escrow as of September 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares issued, based on this price, was $28,356,396.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock Issued in Option Exercise – During the nine months ended September 30, 2018, the Company issued 103,113 shares of common stock as the result of cashless option exercises.  The following table presents the details of those exercises:

		Exercise	Shares	Shares	Stock price on	Aggregate value of
	Options exercised	price ($)	issued	retained	date of exercise ($)	shares retained ($)
	25,000	7.50	9,829	15,171	12.36	187,500
	3,000	8.00	1,059	1,941	12.36	24,000
	3,000	5.25	1,750	1,250	12.36	15,750
	2,000	11.75	100	1,900	12.36	23,500
	110,000	2.00	90,375	19,625	11.21	220,000

Totals	143,000		103,113	39,887		470,750
Average		3.29			11.80

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2019, was $792,836 and $2,436,035, respectively, as compared to $1,007,789 and $3,091,336, respectively, for the three and nine months ended September 30, 2018. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2019, there were 665,160 shares remaining eligible for issuance under the plan.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of September 30, 2019, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2017	3,193,000	$6.07
Granted	—	$—
Forfeited or rescinded	(24,500)	$11.39
Exercised	(143,000)	$3.29
Outstanding, September 30, 2018	3,025,500	$6.15	5.3 Years	$12,470,645
Exercisable, September 30, 2018	2,265,400	$4.92	4.6 Years

Outstanding, December 31, 2018	2,751,000	$6.28
Granted	—	$—
Forfeited or rescinded	(2,500)	$11.70
Vested	—	$—
Outstanding, September 30, 2019	2,748,500	$6.28	4.2 Years	$—
Exercisable, September 30, 2019	2,329,400	$5.43	3.7 Years

The intrinsic value was calculated using the closing price on September 30, 2018 and 2019 of $9.91 and $1.64, respectively. As of September 30, 2019, there was $919,908 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 1.6 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of September 30, 2019, and changes during the nine months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2017	330,900	$13.44
Granted	4,500	11.40
Forfeited or rescinded	(4,000)	13.44
Vested	—	—
Outstanding, September 30, 2018	331,400	$13.41

Outstanding, December 31, 2018	878,360	$7.36
Granted	20,400	4.59
Forfeited or rescinded	(5,940)	6.88
Vested	(900)	11.40
Outstanding, September 30, 2019	891,920	$7.30

As of September 30, 2019, there was $3,451,385 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.1 years.

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

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 should not require renewal after the initial one year term.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2019, through the date of filing this Form 10-Q and determined there are no other items to disclose.

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

Results of Operations – For the Three Months Ended September 30, 2019 and 2018

Oil and natural gas sales.  For the three months ended September 30, 2019, oil and natural gas sales revenue increased $17,651,926 to $50,339,105, compared to $32,687,179 for the same period during 2018, primarily as a result of the Acquisition.

Oil sales increased $17,868,879 and natural gas sales decreased $216,953.  For the three months ended September 30, 2019, oil sales volume increased 351,854 barrels to 906,874 barrels, compared to 555,020 barrels for the same period in 2018.  The average realized per barrel of oil price decreased 4% from $57.10 for the three months ended September 30, 2018, to $54.59 for the three months ended September 30, 2019.  For the three months ended September 30, 2019, gas sales volume increased 451,427 thousand cubic feet (MCF) to 731,627 MCF, compared to 280,200 MCF for the same period in 2018.  The average realized natural gas price per MCF decreased 70% from $3.76 for the three months ended September 30, 2018, to $1.14 for the three months ended September 30, 2019.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $7,217,940, or $12.00 per barrel of oil equivalent (BOE) for the three months ended September 30, 2018, to $15,478,052 or $15.04 per BOE for the three months ended September 30, 2019.  The increase in total LOE is largely a result of an adjustment to include the processing fees associated with part of our gas production as an LOE rather than a reduction of revenue.  Additionally, increase production between the periods and the Acquisition contributed as well.  The increase in the per BOE rate is primarily a result of the referenced adjustment to the accounting treatment of the processing fees.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2018 and remained steady at 5% for the three months ended September 30, 2019.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense increased by $3,184,607 to $14,115,170 for the three months ended September 30, 2019, compared to $10,930,563 during the same period in 2018.  The increase was primarily a result of higher production volumes.

General and administrative expenses.  General and administrative expense increased $540,812 to $3,745,928 for the three months ended September 30, 2019, as compared to $3,205,116 for the three months ended September 30, 2018.  Compensation related costs make up the bulk of our general and administrative expense.

Interest expense.  Interest expense for the three months ended September 30, 2019 was $4,556,509 as compared to $40,944 for the three months ended September 30, 2018.  This increase is the result of a larger amount drawn on our credit facility in 2019, most of which was incurred in the acquisition of our Northwest Shelf assets.

Realized loss from Derivative Instruments.  Realized loss on derivatives for the three months ended September 30, 2018 was $2,722,774.  There was no realized gain or loss on derivatives during the three months ended September 30, 2019.

Unrealized loss from Derivative Instruments and Hedging Activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended September 30, 2019, the change in fair value resulted in the recognition of a gain of $1,877,368 on derivative contracts as compared to a loss of $566,649 during the same period in 2018.

Net income. For the three months ended September 30, 2019, the Company had net income of $9,888,356, as compared to $5,693,628 for the three months ended September 30, 2018.  The increase in net income primarily resulted from increased revenues as a result of the Acquisition.

Results of Operations – For the Nine Months Ended September 30, 2019 and 2018

Oil and natural gas sales.  For the nine months ended September 30, 2019, oil and natural gas sales revenue increased $50,968,192 to $143,471,645, compared to $92,503,453 for the same period during 2018, primarily as a result of the Acquisition.

Oil sales increased $51,437,289 and natural gas sales decreased $469,097.  For the nine months ended September 30, 2019, oil sales volume increased 1,108,412 barrels to 2,612,742 barrels, compared to 1,504,330 barrels for the same period in 2018.  The average realized per barrel of oil price decreased 9% from $59.65 for the nine months ended September 30, 2018, to $54.03 for the nine months ended September 30, 2019.  For the nine months ended September 30, 2019, gas sales volume increased 888,086 thousand cubic feet (MCF) to 1,697,373 MCF, compared to 809,287 MCF for the same period in 2018.  The average realized natural gas price per MCF decreased 60% from $3.42 for the nine months ended September 30, 2018, to $1.35 for the nine months ended September 30, 2019.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $19,638,163 or $11.98 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2018, to $36,455,925 or $12.59 per BOE for the nine months ended September 30, 2019.  The increase in total LOE is largely a result of an adjustment to include the processing fees associated with part of our gas production as an LOE rather than a reduction of revenue.  Additionally, increase production between the periods and the Acquisition contributed as well.  The increase in the per BOE rate is primarily a result of the referenced adjustment to the accounting treatment of the processing fees.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2018 and remained steady at 5% for the nine months ended September 30, 2019.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense increased by $13,083,437 to $41,659,494 for the nine months ended September 30, 2019, compared to $28,576,057 during the same period in 2018.  The increase was primarily a result of higher production volumes as a result of the Acquisition.

General and administrative expenses.  General and administrative expense increased $5,844,745 to $15,287,072 for the nine months ended September 30, 2019, as compared to $9,442,327 for the nine months ended September 30, 2018.  Acquisition related costs of approximately $4.1 million was the primary reason for the increase.

Interest expense.  Interest expense for the nine months ended September 30, 2019 was $9,589,434 as compared to $85,427 for the nine months ended September 30, 2018.  This increase is the result of a larger amount drawn on our credit facility in 2019, most of which was incurred in the acquisition of our Northwest Shelf assets.

Realized loss from Derivative Instruments.  Realized loss on derivatives for the nine months ended September 30, 2018 was $6,600,226.  There was no realized gain or loss on derivatives during the nine months ended September 30, 2019.

Unrealized loss from Derivative Instruments and Hedging Activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the nine months ended September 30, 2019, the change in fair value resulted in the recognition of a gain of $3,066,913 on derivative contracts as compared to a loss of $2,456,623 during the same period in 2018.

Net income.  For the nine months ended September 30, 2019, the Company had net income of $33,353,053, as compared to $16,079,068 for the nine months ended September 30, 2018.  The increase in net income primarily resulted from increased revenues as a result of the Acquisition.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2019, the Company had cash on hand of $7,599,089, compared to $3,363,726 as of December 31, 2018.  The Company had net cash provided by operating activities for the nine months ended September 30, 2019, of $62,588,212, compared to $52,004,346 for the same period of 2018.  The other most significant cash inflows during the periods were proceeds from draws on our Credit Facility of $327,000,000 in 2019 and $17,000,000 in 2018 and proceeds from issuance of common stock of $81,815,022 in 2018.  The most significant cash outflows during the nine months ended September 30, 2019 and 2018 were capital expenditures in connection with the purchase and development of oil and gas properties of $385,266,163 and $162,160,641, respectively.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of September 30, 2019, $366,500,000 was outstanding on the Credit Facility.  We are in compliance with all covenants contained in the Credit Facility.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At September 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of September 30, 2019, the Company had $366.5 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.83%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $36.65 million based on the aggregate of $366.5 million outstanding under the Credit Facility as of September 30, 2019.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the nine month period ended September 30, 2019, ranged from a low of $38.41 per barrel to a high of $62.10 per barrel. Natural gas prices we received during the same period ranged from a low of negative $0.81 per Mcf to a high of $3.78 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $18.3 million at September 30, 2019) and through receivables from our joint interest partners (approximately $2.0 million at September 30, 2019).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the nine months ended September 30, 2019, sales to two customers, Occidental Energy Marketing (“Oxy”) and Phillips 66 (“Phillips”) represented 39% and 38% of oil and gas revenues, respectively.  As of September 30, 2019, Oxy and Phillips represented 34% and 41% of our accounts receivable, respectively.  Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ring Energy, Inc.

Date: November 6, 2019	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)