Form 10-K
period 2019-12-31
RING ENERGY, INC.
filed 2020-03-16
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Or

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 001-36057

Ring Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 West Wall St, 3rd Floor Midland, TX	79701
(Address of principal executive offices)	(Zip Code)

(432) 682-7464
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange
Common Stock, par value $0.001	REI	NYSE American

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2019, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price on the NYSE American of $3.25 per share, was approximately $184,597,550.

As of March 16, 2020, the issuer had outstanding 67,993,797 shares of common stock ($0.001 par value).

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

PART I

Item 1:     Business

General

We are a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities.  Our primary drilling operations target the Central Basin Platform, the Delaware Basin and the Northwest Shelf all of which are part of the Permian Basin in Texas and New Mexico.

We plan to continue to exploit our acreage position through the drilling of highly economic, vertical and horizontal wells using the most recent drilling and completion techniques.  Our focus is drilling and developing our oil and gas properties through use of cash flow generated by our operations and reducing our long-term debt through the sale of non-core assets or through our excess cash flow while still working towards providing annual production growth.  We continue to evaluate potential transactions to acquire attractive acreage positions within our core areas of interest.   In 2019, we increased our acreage positions to 166,363 gross (122,396 net) acres with 97,956 gross (65,799 net) acres in the Central Basin Platform, 20,219 gross (19,998 net) acres in the Delaware Basin and 48,188 gross (36,599 net) on the Northwest Shelf.

As of December 31, 2019, Ring increased its proved reserves to approximately 81.1 million BOE (barrel of oil equivalent), all of which relate to its properties located in the Permian Basin in Texas and New Mexico.  For the calculation of BOE, oil is weighted on a 6 to 1 ratio against natural gas.  The Company’s proved reserves are oil-weighted with 88% of proved reserves consisting of oil and 12% consisting of natural gas. Of those reserves, 53% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and 42% are classified as proved undeveloped, or “PUD.”

A significant portion of the increase in 2019 in acreage and reserves was the result of our acquisition of properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico that was completed in April 2019. This acquisition contributed all of the acreage we have on the Northwest Shelf. It also contributed approximately 45.3 million BOE of our 81.1 million BOE of proved reserves as of December 31, 2019.

We plan to continue to focus on increasing our production through the development of existing properties, as well as the acquisitions of producing properties. Sales as a result of production for the year ended December 31, 2019, increased 77% to 3,948,871 BOE, as compared to sales of 2,232,658 BOE for the year ended December 31, 2018. The stated production amount reflects only the oil and natural gas that was produced and shipped prior to the end of the fourth quarter. Any oil and natural gas produced in the fourth quarter but still held on site after December 31, 2019, will be credited in the first quarter of 2020.

Ring believes that there is significant value to be created by drilling the identified undeveloped opportunities on its Texas and New Mexico properties.

●	Andrews and Gaines Counties, Texas – As of December 31, 2019, Ring owned interests in a total of 23,288 gross (18,372 net) developed acres and 74,669 gross (47,427 net) undeveloped acres in Andrews and Gaines Counties, Texas. In these counties, the Company has 40 identified proven vertical drilling locations and 29 identified proven horizontal locations based on the reserve reports as of December 31, 2019, and an additional 293 potential vertical drilling locations based on 10-acre downspacing and 667 potential horizontal drilling locations based on 6 wells per section or 106 acres per well.
●	Culberson and Reeves Counties, Texas – As of December 31, 2019, Ring owned interests in a total of 19,323 gross (19,138 net) developed acres and 896 gross (860 net) undeveloped acres in Culberson and Reeves Counties, Texas. In these counties, the Company has 43 identified proven vertical drilling locations and 4 identified proven horizontal locations based on the reserve reports as of December 31, 2019 and an additional 154 potential horizontal drilling locations based on 6 wells per section or 106 acres per well.
●	Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico – As of December 31, 2019, Ring owned interests in a total of 11,723 gross (8,085 net) developed acres and 36,465 gross (28,514 net) undeveloped acres in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico. In these counties, the Company has 69 identified proven horizontal drilling locations, 13 identified proven non-operated horizontal locations based on the reserve reports as of December 31, 2019 and an additional 76 potential vertical drilling locations based on 20-acre downspacing and 231 potential horizontal drilling locations based on 8 wells per section or 80 acres per well.

Ring intends to grow its reserves and production through development, drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through acquisitions that meet the Company’s strategic and financial objectives, targeting oil-weighted reserves.

Ring Energy’s Business Strategy and Development

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. Ring's preliminary plan for 2020 included drilling 18 horizontal wells on the Northwest Shelf and performing workovers and extensive infrastructure projects on its Northwest Shelf, Central Basin Platform and Delaware Basin assets in 2020. Due to the recent drop in the price of oil, Ring has re-evaluated its current capital expenditure budget for 2020 and is making changes that the Company believes are in the best interest of the Company and its stockholders, including ceasing any further drilling until oil prices stabilize. Of the 18 new wells, four were to be drilled in the first quarter of 2020. Those four new wells have been drilled, but as of now, the Company does not plan to drill further until it is comfortable that commodity pricing has stabilized. Ring’s portfolio of proved oil and natural gas reserves consists of 88% oil and 12% natural gas. Of those reserves, 53% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and 42% are classified as proved undeveloped, or “PUD.” Ring plans to increase its production, reserves and cash flow while gaining favorable returns on invested capital through the conversion of undeveloped reserves to developed reserves.

Through December 31, 2019, we increased our proved reserves to approximately 81.1 million BOE (barrel of oil equivalent). As of December 31, 2019, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $1.1 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $923.2 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and natural gas exploration and production companies.

●	Reduction of Long-Long Term Debt and De-Leveraging of Asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions. The Company is continuing to evaluate opportunities to strategically sell its non-core assets in transactions that maximize the Company’s return and provide the greatest upside to its stockholders. In furtherance of this strategy, Ring is currently marketing its Delaware Basin assets.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

Ring Energy’s Strengths

●	High quality asset base in one of North America’s leading resource plays. Ring’s acreage is all located in the Permian Basin in Texas and New Mexico and includes acreage in the Northwest Shelf, Central Basin Platform and Delaware Basin. The Permian Basin is one of North America’s leading resource plays and has a significant production history. As of December 31, 2019, Ring has drilled 309 wells on its Central Basin acreage (with 193 being vertical wells and 116 being horizontal wells), 15 wells on its Delaware Basin acreage (with 10 being vertical wells and 5 being horizontal wells) and 16 wells on the Northwest Shelf (all horizontal). As of December 31, 2019, estimated net proved reserves were comprised of approximately 88% oil and 12% natural gas.
●	De-risked Permian acreage position with multi-year drilling inventory. The Company considers a significant portion of its acreage to be de-risked, or having reduced risk and uncertainty associated therewith, as a result of the significant production history in the area and the well established activity surrounding the Company's acreage. As of December 31, 2019, Ring has drilled 340 gross operated wells across its leasehold position with a 99.7% success rate. Ring has identified a multi-year inventory of potential drilling locations that the Company believes will drive reserves and production growth and provide attractive return opportunities. As of December 31, 2019, Ring has 40 identified proven vertical drilling locations and 29 identified proven horizontal locations on its Central Basin acreage, 43 identified proven vertical drilling locations and 4 identified proven horizontal locations on its Delaware Basin acreage and 57 identified proven horizontal drilling locations and 13 identified non-operated drilling locations. Additionally, Ring believes there are an additional 426 potential vertical drilling locations based on 20-acre downspacing and an additional 154 potential horizontal drilling locations based on 6 wells per section or 106 acres per well in the Central Basin, an additional 43 potential vertical drilling locations based on 20-acre downspacing and 96 potential horizontal drilling locations based on 8 wells per section of 80 acres per well in the Delaware Basin and 33 potential vertical drilling locations based on 20-acre downspacing and an additional 135 potential horizontal drilling locations based on 8 wells per section or 80 acres per well on the Northwest Shelf.

●	Experienced and proven management team focused on the Permian Basin. The executive team has an average of approximately 25 years of industry experience per person, most of which has been focused in the Permian Basin. The Company believes its management and technical team is one of the Company’s principal competitive strengths due to the team’s proven ability to identify and integrate acquisitions, focus on cost efficiencies while managing a large-scale development program and disciplined allocation of capital to high-returning projects. Ring’s Chief Executive Officer, Kelly Hoffman, has had a successful career in the Permian Basin since 1975 when he started with Amoco Production Company and found further success in West Texas when he co-founded AOCO. In addition, Chairman of the Board, Lloyd T. Rochford, and Director, Stanley M. McCabe, formed Arena Resources, Inc. (“Arena”) in 2001, which operated in the same proximate area as Ring’s Andrews and Gaines County acreage. Arena eventually sold to SandRidge Energy, Inc., in July 2010 for $1.6 billion. Ring’s management team aims to execute a similar growth strategy and development plan by leveraging its industry relationships and significant operational experience in these regions.
●	Concentrated acreage position with high degree of operational control. Ring has a highly contiguous acreage position and operates the vast majority of its acreage. The operating control allows Ring to implement and benefit from its strategy of enhancing returns through operational and cost efficiencies. Additionally, as the operator of substantially all of its acreage, Ring retains the ability to adjust its capital expenditures based on well performance and commodity price forecasts.

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

Marketing and Pricing

The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we believe we receive oil and natural gas prices comparable to other producers. We believe there is little risk in our ability to sell all of our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. We view potential declines in oil and gas prices to a level which could render our current production uneconomical as our primary pricing risk.

We are presently committed to use the services of the existing gathering systems of the companies that purchase our natural gas production. This commitment is tied to existing natural gas purchase contracts associated with our production, which potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering company would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production).

We are not subject to third party gathering systems with respect to our oil production. Some of our oil production is sold through a third party pipeline which has no regional competition and all other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities.

For the fiscal year ended December 31, 2019, sales to three customers, Phillips 66 (“Phillips”), Occidental Energy Marketing (“Oxy”) and NGL Crude Partners (“NGL Crude”) represented 42%, 36% and 7%, respectively, of our oil and natural gas revenues. At December 31, 2019, Phillips represented 47% of our accounts receivable, Oxy represented 31% of our accounts receivable and NGL Crude represented 9% of our accounts receivable. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

Delivery Commitments

As of December 31, 2019, we were not committed to providing a fixed quantity of oil or gas under any existing contracts.

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

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Currently, all of our properties and operations are in Texas and New Mexico have regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, both Texas and New Mexico impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.

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

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant oil and gas production, with limited direct regulation by such federal agencies as the Environmental Protection Agency (“EPA”). However, while we believe this generally to be the case for our production activities, there are various regulations issued by the EPA and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Texas and New Mexico, specific oil and natural gas regulations apply to oil and gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

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

Current Employees

As of December 31, 2019, we had fifty eight (58) full-time employees. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

Principal Executive Office

Our principal executive offices are located at 901 West Wall St., 3rd Floor, Midland, TX 79701, and our telephone number is (432) 682-7464.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas, which has recently been negatively affected by concerns about the impact of COVID-19;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
●	the oil price war between Russia and Saudi Arabia;
●	the price and quantity of imports of foreign oil and natural gas;
●	political conditions, including embargoes, in or affecting other oil-producing activity;
●	the level of global oil and natural gas exploration and production activity;
●	the level of global oil and natural gas inventories;
●	weather conditions;
●	technological advances affecting energy consumption; and
●	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. The recent drop in the price of oil has forced the Company, as well as other operators, to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of the Company and its stockholders. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

A substantial percentage of our proven properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because a substantial percentage of our proven properties are proved undeveloped (approximately 42%) or proved developed non-producing (approximately 5%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. . .” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following: delays imposed by or resulting from compliance with regulatory requirements; pressure or irregularities in geological formations; shortages of or delays in obtaining equipment and qualified personnel; equipment failures or accidents; adverse weather conditions; reductions in oil and natural gas prices; title problems; and limitations in the market for oil and natural gas.

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

Our operations utilize some of the latest horizontal drilling and completion techniques as developed by us, other oil and natural gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

●	drilling wells that are significantly longer and/or deeper than more conventional wells;
●	landing our wellbore in the desired drilling zone;
●	staying in the desired drilling zone while drilling horizontally through the formation;
●	running our casing the entire length of the wellbore; and
●	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

●	the ability to fracture or stimulate the planned number of stages in a horizontal or lateral wellbore;
●	the ability to run tools the entire length of the wellbore during completion operations; and
●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

If our assessments of recently purchased properties are materially inaccurate, it could have a significant impact on future operations and earnings.

We have aggressively expanded our base of producing properties. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

●	the amount of recoverable reserves;
●	future oil and natural gas prices;
●	estimates of operating costs;
●	estimates of future development costs;
●	estimates of the costs and timing of plugging and abandonment; and
●	potential environmental and other liabilities.

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

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. Because our properties serve as collateral for advances under our credit facility, a write-down in the carrying values of our properties could require us to repay any outstanding debt earlier than we would otherwise be required. A write-down could also constitute a non-cash charge to earnings. The cumulative effect of a write-down could also negatively impact the trading price of our securities. In 2018, the Company recorded a non-cash write-down of its proved oil and natural gas properties of approximately $14.2 million. The Company did not have any write-downs for the year-ended December 31, 2019.

We follow the full cost method of accounting for our oil and natural gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. We did not record a write down during 2019. During the year ended December 31, 2018, we recorded a non-cash write down of $14.2 million.  Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (42%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
●	abnormally pressured formations;
●	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
●	fires and explosions;
●	personal injuries and death; and
●	natural disasters.

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

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include: discharge permits for drilling operations; drilling bonds; reports concerning operations; the spacing of wells; unitization and pooling of properties; and taxation.

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

We have a credit facility in place with $425 million in commitments for borrowings and letters of credit. As of December 31, 2019, $366.5 million was outstanding on our credit facility. If we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flow could be used to service the indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	the covenants contained in our credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments, and;
●	a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

In addition, our bank borrowing base is subject to quarterly redeterminations. We could be required to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are required to do so, we may not have sufficient funds to make such repayments, and we may need to negotiate renewals of our borrowings or arrange new financing or sell significant assets. Any such actions could have a material adverse effect on our business and financial results.

Unless we replace our oil and natural gas reserves, our reserves and production will decline as reserves are produced.

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

If our access to markets is restricted, it could negatively impact our production, our income and our ability to retain our leases.

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

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Hedging transactions may limit our potential gains.

To reduce our exposure to commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production in order to economically hedge a portion of our forecasted oil and natural gas production. Additionally, our credit facility requires us to hedge a portion of our production. While intended to reduce the effects of volatile crude oil and natural gas prices, such derivative contracts expose us to risk of financial loss in some circumstances, including when there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received, when the cash benefit from hedges including a sold put is limited to the extent oil prices fall below the price of our sold puts, or when the counterparty to the derivative contract is financially constrained and defaults on its contractual obligations.  In addition, these derivative contracts may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.  As of December 31, 2019, the Company has in place derivative contracts covering 5,500 barrels of oil per day for the period of January 2020 through December 2020.  All of the derivative contracts are in the form of costless collars of WTI Crude Oil prices.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  Our collars as of December 31, 2019 all had a floor of $50 per barrel and had ceilings ranging between $58.25 and $65.83 per barrel, with an average ceiling of $61.06.

We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks or breaches could result in information theft, data corruption, disruption in operations and/or financial loss.

The oil and natural gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, process and store personally identifiable information on our employees and royalty owners and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cyber security attacks or breaches, computer viruses or malware that could result in disruption of our business operations and/or financial loss. Although we utilize various procedures and controls to monitor and protect against these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer losses in the future. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Competition is intense in the oil and natural gas industry.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas reserves or in our marketing of production, then our financial condition and operation results may be adversely affected.

We may be unable to access the equity or debt capital markets to meet our obligations.

Our plans for growth may include accessing the capital markets. Recent reluctance to invest in the exploration and production sector based on market volatility, perceived underperformance and Environmental, Social and Governance (ESG) trends, among other things, has raised concerns regarding capital availability for the sector. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, we may be unable to implement all of our development plans, make acquisitions or otherwise carry out our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases, or GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. Clean Air Act.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business.

We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations.

Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations and the global economy, or could result in market disruption, any of which could have an adverse effect on our business, operating results, and financial condition.

The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has impacted various businesses throughout the world, including an impact on the global demand for oil and natural gas, travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, it could have a material adverse impact on our business operations, operating results and financial condition.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phaseout LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if the alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company’s results of operations, cash flow and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

Risks Relating to Our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

●	our operating and financial performance and prospects;
●	variations in our quarterly operating results and changes in our liquidity position;
●	investor perceptions of us and the industry and markets in which we operate;
●	future sales, or the availability for sale, of equity or equity-related securities;
●	changes in securities analysts' estimates of our financial performance;
●	changes in market valuations of similar companies;
●	changes in the price of oil and natural gas; and
●	general financial, domestic, economic and other market conditions.

We have no plans to pay dividends on our common stock.

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

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that could adversely affect common stockholders.

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

The restatement of our interim unaudited consolidated financial statements could have a negative impact on our stock price.

As discussed elsewhere in this annual report, we are restating the interim unaudited consolidated financial statements included in our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2019, June 30, 2019, and September 30, 2019 due to errors relating to our calculation of benefit/provision for income tax relating to outstanding unexercised equity awards. The review of our prior period calculations and the preparation of our restated financial statements has caused us to incur additional expenses for legal, accounting, tax and other professional services. The restatements could cause investors to lose confidence in our operating results and the price of our common stock could decline.

Item 1B:   Unresolved Staff Comments

None.

Item 2:     Properties

General Background

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities and operations currently in Texas and New Mexico. While our business model includes pursuing acquisition opportunities, our near term focus will be on the development of our existing properties.

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

Developing and Exploiting Existing Properties

We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. As of December 31, 2019, we owned interests in a total of 54,334 gross (45,594 net) developed acres and operate the vast majority of our acreage position. In addition, as of December 31, 2019, we owned interests in approximately 112,029 gross (76,801 net) undeveloped acres.  While our near term plans are focused towards drilling wells on our existing acreage to develop the potential contained therein, our long term plans also include continuing to evaluate acquisition and leasing opportunities.

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

Summary of Oil and Natural Gas Properties and Projects

Significant Operations

Northwest Shelf – Gaines, Yoakum, Runnels and Coke County, Texas and Lea County, New Mexico –  In 2019, we acquired properties consisting of 49,754 gross (38,230 net) acres with an average working interest of 77% and an average net revenue interest of 58%.  As of December 31, 2019, our acreage position in these counties is 48,188 gross (36,599 net) acres with 11,723 gross (8,085 net) developed and held by production and 36,465 gross (28,514 net) being undeveloped.  We believe the Northwest Shelf leases contain a considerable number of remaining potential drilling locations.  Our reserve estimates include 69 proved horizontal and 13 non-operated horizontal PUD wells.  Our reserve estimates include the capital costs required to develop these wells.

Central Basin Platform - Andrews and Gaines County, Texas leases –  In 2011, we acquired a 100% working interest and a 75% net revenue interest in the Company’s initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County and Gaines county leases. The working interests range from 1-100% and the net revenue interests range from 1-80%. In total as of December 31, 2019, we own 97,956 gross (65,799 net), acres with 23,288 gross  (18,372 net) acres developed and held by production and the remaining 74,669 gross (47,427 net) acres being undeveloped. We believe the Central Basin Platform leases contain a considerable number of remaining potential drilling locations.  Our reserve estimates include 40 proven vertical and 29 horizontal PUD wells.  Our reserve estimates include the capital costs required to develop these wells.

Delaware Basin - Culberson and Reeves County, Texas leases –  In 2015, we acquired properties consisting of 19,983 gross (19,679 net)  acres with an average working interest of 98% and an average net revenue interest of 79%.  Since that time, we have acquired additional undeveloped acreage in and around our Culberson and Reeves County leases.  In total as of December 31, 2019, we own 20,219 gross (19,998 net) acres with 19,323 gross (19,138 net) acres developed and held by production and the remaining 896 gross (860 net) acres being undeveloped.  We believe the Delaware Basin leases contain a considerable number of remaining potential drilling locations.  Our reserve estimates include 43 proved vertical and 4 horizontal PUD wells.  Our reserve estimates include the capital costs required to develop these wells.

Title to Properties

We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination is usually conducted and any significant defects are remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other customary burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Summary of Oil and Natural Gas Reserves

As of December 31, 2019, our estimated proved reserves had a pre-tax PV10 value of approximately $6 million and a Standardized Measure of Discounted Future Cash Flows of approximately $455.9 million, 100% of which relates to our properties in the Permian Basin in Texas and New Mexico. We spent approximately $624.4 million on acquisitions and capital projects during 2018 and 2019. We expect to further develop these properties through additional drilling.

The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2019.  All of our reserves are in the Permian Basin in the States of Texas and New Mexico.

				Standardized
				Measure of
Oil	Natural	Total	Pre-Tax PV10	Discounted Future
(Bbl)	Gas (Mcf)	(Boe)	Value	Net Cash Flows

71,359,014	58,271,882	81,070,994	$1,102,795,800	$923,175,051

The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and natural gas exploration and production companies.

Reserve Quantity Information

Our estimates of proved reserves and related valuations are based on internally prepared reports and audited by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbl)	Gas (Mcf)
Balance, December 31, 2017	28,943,742	18,037,489
Purchase of minerals in place	2,582,718	1,332,439
Improved recovery	1,142,222	4,197,487
Extensions and discoveries	7,425,387	32,867,798
Production	(2,047,295)	(1,112,177)
Upward revisions of estimates	193,531	93,562
Downward revision of estimates due to well performance	(1,145,110)	(477,732)
Downward revision of estimates due to commodity prices	(1,498,282)	(1,636,515)
Downward revision of estimates due to removal of undeveloped locations	(492,388)	(209,168)
Downward revision of estimates due to removal of waterflood reserves	(7,294,777)	(327,485)
Balance, December 31, 2018	27,809,748	52,765,698

Purchase of minerals in place	36,501,824	41,921,368
Improved recovery	4,732,449	2,530,636
Extensions and discoveries	13,295,301	5,501,627
Production	(3,536,126)	(2,476,472)
Sales of minerals in place	(758,169)	(811,279)
Upward revisions of estimates	2,731,228	1,618,234
Downward revision of estimates due to well performance	(3,699,908)	(11,680,453)
Downward revision of estimates due to commodity prices	(3,655,679)	(28,789,545)
Downward revision of estimates due to removal of undeveloped locations	(2,061,654)	(2,307,932)
Balance, December 31, 2019	71,359,014	58,271,882

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2018	2019
Oil (Bbls)
Developed	19,206,048	41,242,064
Undeveloped	8,603,700	30,116,950
Total	27,809,748	71,359,014

Natural Gas (Mcf)
Developed	32,413,447	34,467,868
Undeveloped	20,352,251	23,804,014
Total	52,765,698	58,271,882

Total (Boe)
Developed	24,608,289	46,986,709
Undeveloped	11,995,742	34,084,285
Total	36,604,031	81,070,994

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

Our reserve estimates as of December 31, 2019 are based on an average price of $52.41 for oil and $1.47 for natural gas compared to $58.74 for oil and $3.26 for natural gas as of December 31, 2018.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

Standardized Measure of Discounted Cash Flows

December 31,	2019	2018
Future cash flows	$3,825,773,515	$1,805,419,612
Future production costs	(964,887,856)	(594,609,134)
Future development costs	(252,457,833)	(94,973,603)
Future income taxes	(424,715,966)	(176,430,782)
Future net cash flows	2,183,711,860	939,406,093
10% annual discount for estimated timing of cash flows	(1,260,536,809)	(483,461,452)

Standardized Measure of Discounted Cash Flows	$923,175,051	$455,944,641

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2019	2018
Beginning of the year	$455,944,641	$322,465,119
Purchase of minerals in place	598,489,190	50,094,951
Improved recovery, less related costs	86,989,301	145,717,969
Extensions and discoveries, less related costs	247,652,632	22,365,230
Development costs incurred during the year	152,125,320	198,870,366
Sales of oil and gas produced, net of production costs	(137,663,314)	(92,263,372)
Sales of minerals in place	(30,174,528)	—
Accretion of discount	47,463,292	38,426,781
Net changes in price and production costs	(219,608,128)	178,396,156
Net change in estimated future development costs	47,617,158	(56,282,127)
Upward revisions	44,034,636	4,975,263
Revision of previous quantity estimates as a result well performance	(64,553,979)	(39,785,033)
Revision of previous quantity estimates as a result of commodity prices	(71,545,320)	(29,332,880)
Revision of previous quantity estimates as a result removal of uneconomic proved undeveloped locations	(34,079,006)	(17,681,142)
Revision of previous quantity estimates as a result removal of proved undeveloped locations due to changes in previously adopted development plans	—	(178,024,754)
Revision of estimated timing of cash flows	(107,443,484)	(66,002,740)
Net change in income taxes	(92,073,360)	(25,995,146)

End of the Year	$923,175,051	$455,944,641

Our proved reserves by state as of December 31, 2019 are summarized in the table below.

Proved Reserves

						Standardized
						Measure of
						Discounted Future	Future Capital
				% of Total	Pre-tax PV10	Net Cash Flows	Expenditures
	Oil (Bbl)	Gas (Mcf)	Total (Boe)	Proved	(In thousands)	(In thousands)	(In thousands)
Texas
PDP	35,806,130	29,690,630	40,754,568	50%	$622,346	$520,980	$—
PDNP	2,983,310	2,542,890	3,407,125	4%	56,021	46,896	7,460
PUD	29,009,704	22,868,372	32,821,099	41%	372,095	311,489	234,348

Total Proved:	67,799,144	55,101,892	76,982,792	95%	$1,050,462	$879,365	$241,808

New Mexico
PDP	2,035,180	1,812,960	2,337,340	3%	$28,605	$23,946	$—
PDNP	417,430	421,390	487,662	1%	6,739	5,641	80
PUD	1,107,260	935,640	1,263,200	2%	16,990	14,223	10,570

Total Proved:	3,559,870	3,169,990	4,088,202	5%	$52,334	$43,810	$10,650

Total
PDP	37,841,310	31,503,590	43,091,908	53%	$650,951	$544,926	$—
PDNP	3,400,740	2,964,280	3,894,787	5%	62,760	52,537	7,540
PUD	30,116,964	23,804,012	34,084,299	42%	389,085	325,712	244,918

Total Proved:	71,359,014	58,271,882	81,070,994	100%	$1,102,796	$923,175	$252,458

We have approximately 81.1 million BOE of proved reserves, consisting of approximately 88% oil and 12% natural gas, as  summarized in the table above as of December 31, 2019, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2019, approximately 53% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 5% and proved undeveloped, or “PUD”, reserves constitute approximately 42%, of the proved reserves.

As of December 31, 2019, our total proved reserves had a net pre-tax PV10 value of approximately $1.1 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $923.2 million.  Approximately $651.0 million and $544.9 million, respectively, of total proved reserves are associated with the PDP reserves, which is approximately 59% of the total proved reserves’ pre-tax PV10 value.  An additional $62.8 million and $52.5 million, respectively, are associated with the PDNP reserves, which is approximately 6% of total proved reserves’ pre-tax PV10 value. The remaining $389.1 million and $325.7 million, respectively, are associated with PUD reserves.

Proved Undeveloped Reserves

Our reserve estimates as of December 31, 2019 include approximately 35.1 million BOE as proved undeveloped reserves. As of December 31, 2018, our reserve estimates included approximately 12.0 million BOE as proved undeveloped reserves. Below is a description of the changes in our PUD reserves from December 31, 2018 to December 31, 2019.

During the year ended December 31, 2019, we incurred costs of approximately $33.9 million to convert 6,046,028 BOE of reserves from PUD to PDP through development.

Other changes to our PUD reserves included:

●	Purchase of minerals in place of 28,427,806 BOE, primarily from the Wishbone Acquisition;
●	Sale of minerals in place of 709,208 BOE by selling a non-operated interest in wells and acreage acquired in the Wishbone Acquisition;
●	Extensions and discoveries of 5,394,118 BOE;
●	Upward revisions of 1,769,661 BOE as the result of a reduction in lease operating expenses in certain areas and improved offsetting production due to pump optimization and improved completion practices;
●	Downward revisions of 2,794,713 BOE as the result of well performance due to reduction of offsetting production;
●	Downward revisions of 1,506,746 BOE as the result of changes in commodity prices; and
●	Downward revision of 2,446,347 BOE for the removal of locations due to lack of development within the prescribed time frame as the result of changes in our development plan following the Wishbone Acquisition and the removal of locations added as part of the Wishbone Acquisition that were removed because the offsetting justification was inactive and had been reduced to a PDNP category.

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

	Estimated Oil	Estimated Gas
	Reserves	Reserves		Estimated
Year	Developed (Bbls)	Developed (Mcf)	Total Boe	Development Costs

2020	14,086,447	13,336,496	16,309,196	$92,826,207
2021	14,732,192	9,776,618	16,361,628	123,732,172
2022	3,434,194	2,499,976	3,850,857	20,458,807
2023	675,102	589,944	773,426	7,110,664
2024	352,808	254,261	395,185	4,830,000
2025	236,961	310,997	288,794	3,500,000

	33,517,704	26,768,292	37,979,086	$252,457,850

Internal Controls Over Reserves Estimates

All of our proved reserves estimates shown in this Annual Report on Form 10-K at December 31, 2019, have been independently prepared by Cawley, Gillespie & Associates (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 30, 2020, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 30 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

Summary of Oil and Natural Gas Properties and Projects

Production Summary

Our estimated average daily production for the month of December 2019 is summarized below. The following table indicates the percentage of our estimated December 2019 average daily production of 11,498 BOE/d attributable to oil versus natural gas production.

		Natural
	Oil	Gas

Texas	85.43%	10.88%
New Mexico	3.26%	0.42%

Total	88.70%	11.30%

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2019 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	23,288	18,372	74,669	47,427	97,956	65,799
Delaware Basin	19,323	19,138	896	860	20,219	19,998
Northwest Shelf	11,723	8,085	36,465	28,514	48,188	36,599

Total	54,334	45,594	112,029	76,801	166,363	122,396

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

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2019, under lease which would expire over the next three years unless (i) production is established on the lease or within a spacing unit of which the lease is participating, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	2020		2021		2022
	Gross	Net	Gross	Net	Gross	Net

Undeveloped acreage	67,308	47,785	19,350	13,252	6,409	2,259

Production History

The following table presents the historical information about our produced natural gas and oil volumes for the years ended December 31, 2017, 2018 and 2019:

	Years Ended December 31,
	2017	2018	2019

Oil (Bbls)
Central Basin Platform	1,037,868	1,812,616	1,579,296
Delaware Basin	272,653	234,679	275,080
Northwest Shelf	—	—	1,681,750
Total	1,310,521	2,047,295	3,536,126

Gas (Mcf)
Central Basin Platform	128,160	346,115	315,117
Delaware Basin	626,928	766,062	939,437
Northwest Shelf	—	—	1,221,918
Total	755,088	1,112,177	2,476,472

Total production (BOE)
Central Basin Platform	1,059,228	1,870,302	1,631,816
Delaware Basin	377,141	362,356	431,653
Northwest Shelf	—	—	1,885,403
Total	1,436,369	2,232,658	3,948,871

Daily production (Boe/d)
Central Basin Platform	2,902	5,124	4,471
Delaware Basin	1,033	993	1,183
Northwest Shelf	—	—	5,165
Total	3,935	6,117	10,819

Production Prices and Production Costs

The following tables provides historical pricing and costs statistics for the years ended December 31, 2017, 2018 and 2019.

	Years Ended December 31,
	2017	2018	2019
Average sales price:
Oil (per Bbl)	$48.97	$56.99	$54.27
Natural gas (per Mcf)	3.23	3.23	1.54
Total (per Boe)	46.36	53.78	49.56

Average production cost (per Boe)	$11.11	$12.45	$12.28
Average production taxes (per Boe)	2.19	2.52	2.31

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

Productive Wells

The following table presents our ownership at December 31, 2019, in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). All of such wells are in the Permian Basin in Texas and New Mexico.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
627	526	—	—	627	526

Drilling Activity

During 2019, we drilled 30 gross (29.33 net) wells in the Central Basin Platform, Delaware Basin and Northwest Shelf in the Permian Basin.  We completed and placed on production all 30 of these wells.  All of these wells were successful and there were no dry wells.

The table below contains information regarding the number of wells completed during the periods indicated.  Each of these wells was drilled in the Permian Basin, on the Northwest Shelf, Central Basin Platform or Delaware Basin.

	For the year ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	3.00	3.00
Development
Productive	30.00	29.33	57.00	56.25	47.00	45.59
Dry					—	—
Total
Productive	30.00	29.33	57.00	56.25	47.00	45.59
Dry	—	—	—	—	3.00	3.00

(1)	All of the wells drilled by the Company to date, with the exception of those wells included in the row for exploratory dry wells in the table above, have been development wells. The Company considers the exploratory dry wells to be “science wells”. “Science well” is a term used in the industry to describe a well that is drilled for purposes of determining the stratigraphic composition of a particular area, and is not intended to be completed to produce any oil or natural gas. Since these exploratory wells have not been completed for production, we have designated them as dry wells.

Present Activities

There were no wells in the process of being drilled or awaiting completion as of December 31, 2019.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. As noted in the table under “Production Prices and Production Costs”, our average production costs, per BOE, were $11.11, $12.45 and $12.28 during the years ended December 31, 2017, 2018 and 2019, respectively, and our average production taxes, per BOE, were $2.19, $2.52 and $2.31 for the years ended December 31, 2017, 2018 and 2019, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in BOE.

Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2018 and 2019 are shown below:

	2018	2019

Wishbone Acquisition (1)	$—	$304,392,921
Acquisition of proved properties (2)	15,860,742	3,400,411
Divestiture of proved properties	—	(8,547,074)
Acquisition of unproved properties	—	—
Exploration costs	—	—
Development costs	198,870,366	152,125,320
Total Costs Incurred	$214,731,108	$451,371,578

(1)	Wishbone Acquisition in 2019 includes $28.3 million in fair value of stock issued as consideration in acquisitions.
(2)	Acquisition of proved properties in 2018 includes $11.2 million in fair value of stock issued as consideration in acquisitions.

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

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on Ring’s common stock relative to the cumulative total returns of the S&P 500 index and that of a selected peer group, named below. The graph assumes a $100 investment at the closing price on December 31, 2014, and reinvestment of dividends on the date of payment without commission. This table is not intended to forecast future performance of our common stock.

*

The peer group consists of: Callon Petroleum Company, Lilis Energy, Inc., Earthstone Energy, Inc., Laredo Petroleum, Inc. and Northern Oil and Gas, Inc., all of which are in the oil and natural gas exploration and production industry.

The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be incorporated by reference into any registration filed under the Securities Act of 1933 unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A.

Record Holders

As of February 25, 2020, there are approximately 9,102 holders of record of our common stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2019.

Item 6:     Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the years ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$195,702,831	$120,065,361	$66,699,700	$30,850,248	$31,013,892
Cost of revenues	57,626,604	33,433,082	19,130,924	11,372,420	11,426,453
Depreciation, depletion and amortization	56,204,269	39,024,886	20,517,780	11,483,314	15,175,791
Ceiling test impairment	—	14,172,309	—	56,513,016	9,312,203
Accretion	943,707	606,459	567,968	487,182	418,384
Operating lease expense	925,217	—	—	—	—
General and administrative	19,866,706	12,867,686	10,515,887	8,027,077	7,995,395
Net income (loss)	29,496,551	8,999,760	1,753,869	(37,637,687)	(9,052,771)

Basic income (loss) per common share	$0.44	$0.15	$0.03	$(0.97)	$(0.32)
Diluted income (loss) per common share	$0.44	$0.15	$0.03	$(0.97)	$(0.32)

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Current assets	$38,708,541	$16,844,257	$29,123,924	$75,220,915	$8,714,491
Oil and gas properties subject to amortization	1,083,966,135	641,121,398	433,591,134	250,133,965	269,590,374
Total assets	973,006,148	567,065,659	414,102,486	307,597,399	250,866,245
Total current liabilities	59,092,554	51,910,432	48,443,449	9,099,391	11,333,167
Total long-term liabilities	390,403,661	52,555,797	9,055,697	7,957,035	53,301,950
Total Stockholders Equity	523,509,933	462,599,430	356,603,340	290,540,973	186,231,128

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

Overview

Ring is a Midland-based exploration and production company that is engaged in oil and natural gas acquisition, exploration, development and production activities. Our exploration and production interests are currently focused in Texas and New Mexico. The Company seeks to exploit its acreage position through the drilling of highly economic, vertical and horizontal wells using the most recent drilling and completion techniques. Our focus is drilling and developing our oil and gas properties through use of cash flow generated by our operations and reducing our long-term debt through the sale of non-core assets or through our excess cash flow while still working towards providing annual production growth. We continue to evaluate potential transactions to acquire attractive acreage positions within our core areas of interest.

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production in Texas and New Mexico. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties. Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. Ring's preliminary plan included drilling 18 horizontal wells on the Northwest Shelf and performing workovers and extensive infrastructure projects on its Northwest Shelf, Central Basin Platform and Delaware Basin assets in 2020. Due to the recent drop in the price of oil, Ring has re-evaluated its current capital expenditure budget for 2020 and is making changes that the Company believes are in the best interest of the Company and its stockholders, including ceasing any further drilling until oil prices stabilize. Of the 18 new wells, four were to be drilled in the first quarter of 2020. Those four new wells have been drilled, but as of now, the Company does not plan to drill further until it is comfortable that commodity pricing has stabilized. Ring’s portfolio of proved oil and natural gas reserves consists of 88% oil and 12% natural gas. Of those reserves, 53% of the proved reserves are classified as proved developed producing, or “PDP,” 5% are classified as proved developed non-producing, or “PDNP,” and 42% are classified as proved undeveloped, or “PUD.” Ring plans to increase its production, reserves and cash flow while gaining favorable returns on invested capital through the conversion of undeveloped reserves to developed reserves.

Through December 31, 2019, we increased our proved reserves to approximately 81.1 million BOE (barrel of oil equivalent). As of December 31, 2019, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $1.1 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $923.2 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and natural gas exploration and production companies.

●	Reduction of Long-Long Term Debt and De-Leveraging of Asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions. The Company is continuing to evaluate opportunities to strategically sell its non-core assets in transactions that maximize the Company’s return and provide the greatest upside to its stockholders. In furtherance of this strategy, Ring is currently marketing its Delaware Basin assets.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

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

The recent drop in the price of oil has forced us, as well as other operators, to re-evaluate our current capital expenditure budget for 2020 and make changes that we believe are in the best interest of the Company and our stockholders. Our preliminary capital expenditure budget for 2020 included the drilling of 18 new horizontal wells on our Northwest Shelf asset. Of the 18 new wells, four were to be drilled in the first quarter of 2020. Those four new wells have been drilled, but as of now, the Company has ceased new drilling until the Company is comfortable that oil commodity pricing has stabilized. We expect oil and natural gas to remain volatile. The ability to find and develop sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

For the Years Ended December 31,	2017	2018	2019

Net production:
Oil (Bbls)	1,311,727	2,047,295	3,536,126
Natural gas (Mcf)	761,517	1,112,177	2,476,472

Net sales:
Oil	$64,236,490	$116,678,375	$191,891,314
Natural gas	2,463,210	3,386,986	3,811,517

Average sales price:
Oil (per Bbl)	$48.97	$56.99	$54.27
Natural gas (per Mcf)	3.23	3.05	1.54

Production costs and expenses
Oil and gas production costs	$15,978,362	$27,801,989	$48,496,225
Production taxes	3,152,562	5,631,093	9,130,379
Depreciation, depletion and amortization expense	20,517,780	39,024,886	56,204,269
Ceiling test impairment	—	14,172,309	—
Realized loss on derivatives	119,897	11,153,702	—
Accretion expense	567,968	606,459	943,707
Operating lease expense	—	—	925,217
General and administrative expenses	10,515,887	12,867,686	19,866,706

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $75.6 million to $195.7 million in 2019. Oil sales increased approximately $75.2 million while natural gas sales increased approximately $0.4 million. The oil sales increase was primarily the result of an increase in sales volume from 2,047,295 barrels of oil in 2018 to 3,536,126 barrels of oil in 2019, partially offset by a decrease in the average realized per barrel oil price from $56.99 in 2018 to $54.27 in 2019. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels.

Natural gas sales volume increased from 1,112,177 Mcf in 2018 to 2,476,472 Mcf in 2019 and the average realized per Mcf gas price decreased from $3.05 in 2018 to $1.54 in 2019. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increases are the result of our ongoing development of existing properties.

Oil and natural gas sales volumes increased primarily as a result of the acquisition of the Northwest Shelf assets. Of our 3,536,126 barrels of oil produced in 2019, 1,893,888 barrels came from the Northwest Shelf properties and of our 2,476,472 Mcf of natural gas produced in 2019, 1,892,438 Mcf came from the Northwest Shelf properties.

Oil and natural gas production costs. Our aggregate oil and natural gas production costs increased from $27,801,989 in 2018 to $48,496,225 in 2019 and decreased on a BOE basis from $12.45 in 2018 to $12.28 in 2019. These per BOE amounts are calculated by dividing our total production costs by our total volume sold, in BOE. The increase in total production costs is primarily a result of the acquisition of the Northwest Shelf assets. The decrease in production costs per BOE is primarily the result increased production volumes from the Northwest Shelf assets.

Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.69% during 2018 and decreased to 4.67% in 2019.  Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $17,179,383 to $56,204,269 in 2019. The increase was primarily the result of increased production volumes but was partially offset by a decrease in our average depreciation, depletion and amortization rate from $17.54 per BOE during 2018 to $14.23 per BOE during 2019.  These per BOE amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in BOE. The reduction in our depletion rate per BOE is primarily the result of added reserves from the acquisition of the Northwest Shelf assets.

Ceiling Test Write-Down.     The Company did not have any write-downs for the period ended December 31, 2019.  The Company recorded a non-cash write-down of the carrying value of its proved oil and natural gas properties of $14,172,309 for the year ended December 31, 2018 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying Statements of Operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at December 31, 2018, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and is expected to result in a lower depreciation, depletion and amortization rate in future periods.

General and administrative expenses. General and administrative expenses increased from $12,867,686 in 2018 to $19,866,706 in 2019.  The increase was primarily related to acquisition related expenses, amortization of deferred financing costs and compensation related expenses.

Interest income. Interest income was $13,511 in 2019 as compared to $97,855 in 2018. The decrease was the result of lower average cash on hand during 2019.

Interest expense. Interest expense was $13,865,556 in 2019 as compared to $427,898 in 2018. The increase was the result of having larger amounts outstanding on our credit facility during 2019.

Provision for income taxes. The provision for income taxes increased from $3,445,721 for 2018 to $13,787,654 for 2019.  The increase was the result of higher income before income taxes and also as a result of a $3,965,000 excess tax expense related to share based compensation.

Net income. The Company had net income of $29,496,551 in 2019 as compared to $8,999,760 in 2018. The increase in net income primarily resulted from increased revenues, which was largely the result of the Northwest Shelf acquisition, and not having a ceiling test write down in 2019 partially offset by higher interest and income tax expense.

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

Interest expense. Interest expense was $427,898 in 2018 as compared to no interest expense in 2017. The increase was the result of having outstanding amounts on our credit facility during 2018.

Provision for income taxes. The provision for income taxes decreased from $10,416,171 in 2017 to $3,445,721 in 2018. The change was due to an adjustment in 2017 to the value of our deferred tax asset as a result of a change in our future effective tax rate.

Net income. The Company had net income of $8,999,760 in 2018 as compared to $1,753,869 in 2017. The increase in net income primarily resulted from increased revenues and from not having an additional provision for income taxes recorded for the change in tax rate as in 2017, partially offset by the ceiling test write down in 2018.

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary sources of cash in 2019 were from funds generated from the sale of oil and natural gas production and borrowing on our Credit Facility. These cash flows were primarily used to fund our capital expenditures.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of December 31, 2019, $366,500,000 was outstanding on the Credit Facility.  We are in compliance with all covenants contained in the Credit Facility.

Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2019, 2018 and 2017, we had cash inflow from operations of $106,616,221, $70,357,321 and $42,806,224, respectively. During the three years ended December 31, 2019, we financed $140,848,094 through proceeds from the sale of stock.  During 2019, 2018 and 2017, we had proceeds from drawdowns on our Credit Facility of $327,000,000, $39,500,000, and $0, respectively.  We primarily used this cash to fund our capital expenditures and development aggregating $784,374,525 over the three years ended December 31, 2019. At December 31, 2019, we had cash on hand of $10,004,622 and negative working capital of $20,384,013, as compared to cash on hand of $3,363,726 and negative working capital of $35,066,175 at December 31, 2018 and cash on hand of $15,006,581 and working capital of $19,319,525 at December 31, 2017.

Schedule of Contractual Obligations. The following table summarizes our contractual obligations for periods subsequent to December 31, 2019.

	Payment due by period
		Less than 1			More than
Contractual Obligations	Total	year	1‑3 years	3‑5 years	5 years
Credit Facility (1)	$366,500,000	$—	$—	$366,500,000	$—
Financing Lease Obligations (2)	754,911	311,206	311,206	132,499	—
Operating Lease Obligations - Office (3)	528,387	528,387	—	—	—
Operating Lease Obligations - Field (4)	1,416,784	708,392	708,392	—	—

Total	$369,200,082	$1,547,985	$1,019,598	$366,632,499	$—

(1)	This table does not include future commitment fees, interest expense or other fees on this facility because they are floating rate instruments, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
(2)	Financing Lease Obligations includes payments for vehicles under lease terms. Per the term of the lease agreements, the Company will own the vehicles at the end of their term.
(3)	Operating Lease Obligations – Office includes leases for our office spaces in Midland, Texas and Tulsa, Oklahomaand lease terms for certain office equipment. The Midland office serves as our headquarters and is approximately 15,000 square feet. The Tulsa office is our accounting office and is approximately 3,700 square feet. The office equipment leased is for equipment that is used in our Midland and Andrews offices. All of these leases are currently month to month but are presumed to continue for all of 2020. The Company incurred lease expense related to the office space of $555,425, $527,600 and $537,582, respectively, for the years ended December 2019, 2018 and 2017.
(4)	Operating Lease Obligations – Field includes equipment leased for the operation of our wells. These leases are on a month to month basis but we anticipate continuing to lease this equipment until the end of its useful life.

Long-term asset retirement obligation is not included in the above table as the timing of these payments cannot be reasonably predicted.

Subsequent Events

Subsequent to December 31, 2019, the Company entered into new derivative contracts covering 4,500 barrels of oil per day for the period of January 2021 through December 2021. All of the derivative contracts are in the form of costless collars of WTI Crude Oil prices. "Costless collars" are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Please see the below table for information related to the put prices and call prices for the derivative contracts in place for 2021.

Date entered into	Barrels per day	Put price	Call price
2021 contracts
02/25/20	1,000	$45.00	$54.72
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

Subsequent to December 31, 2019, there has been a significant decline in oil prices due to global circumstances that are out of our control. As a result, the value of our derivative contracts has changed significantly. As of December 31, 2019, our balance sheet reflected a $3,000,078 derivative liability. As of March 16, 2020, there has been an unrealized gain on derivativs and that liability has become an asset.

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

As of December 31, 2019 we had no off-balance sheet financing arrangements.

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

Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 3 of our financial statements for additional information.

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

During 2018, the Company recorded  a non-cash write-down of the carrying value of the Company’s proved oil and natural gas properties as a result of ceiling test limitations of approximately $14.2 million which is reflected with ceiling test and other impairments in the accompanying Statements of Operations.  The Company did not have any write-downs related to the full cost ceiling limitation in 2017 and 2019.

Our reserve estimates, as of December 31, 2019, are based on an average price of $52.41 for oil and $1.47 for gas.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

●	the quality and quantity of available data;
●	the interpretation of that data;
●	the accuracy of various mandated economic assumptions; and
●	the judgments of the persons preparing the estimates.

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

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns. Our balance sheet for the year ended December 31, 2019, includes a deferred tax liability of approximately $6.0 million.

In January 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the years ended December 31, 2019, 2018 and 2017, we recorded an increase of $3,855,389, an increase of $907,884 and a decrease of $49,896, respectively, to our income tax provision.

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

The prices we receive depend on many factors outside of our control. Oil prices we received during 2019 ranged from a low of $40.40 per barrel to a high of $62.08 per barrel. Natural gas prices we received during 2019 ranged from a low of $0.34 per Mcf to a high of $3.78 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.  As of December 31, 2019, the Company has in place derivative contracts covering 5,500 barrels of oil per day for the period of January 2020 through December 2020.  All of the derivative contracts are in the form of costless collars of WTI Crude Oil prices.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  Our collars as of December 31, 2019 all had a floor of $50 per barrel and had ceilings ranging between $58.25 and $65.83 per barrel, with an average ceiling of $61.06.  See Note 8 to our Financial Statements for further information.

Customer Credit Risk

Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $22.9 million at December 31, 2019). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the fiscal year 2019, sales to three customers, Phillips 66, Oxy and NGL Crude represented 42%, 36% and 7%, respectively, of oil and natural gas revenues. At December 31, 2019, Phillips 66 represented 47% of our accounts receivable, Oxy represented 31% of our accounts receivable and NGL Crude represented 9% of our accounts receivable.  Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

As of December 31, 2019, we had $366.5 million outstanding on our Credit Facility with a weighted average interest rate of 4.49%.  A 1% change in the interest rate on our Credit Facility would result in an estimated $3,665,000 change in our annual interest expense.  See note 10 in the Footnotes to the Financial Statements for more information on the Company’s interest rates on our Credit Facility.

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

Our management identified a material weakness in the Company's internal control over interim financial reporting for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, as discussed below, which resulted in the restatement of the Company's previously issued interim financial statements (See Note 2 to Notes to Financial Statements - "Restatement of Previously Filed Financial Information"). However, this error was revealed and corrected through the application of the Company's annual financial reporting process. The Company will remediate this material weakness by incorporating procedures from its annual review process into its process for preparing future interim financial reports, including adding a level of third-party review. Management believes that these measures will remediate the material weakness. Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In preparing our annual report for the year ended December 31, 2019, we identified errors in the Company's computation of the income tax provision related to equity compensation, which resulted in the restatement of previously issued financial statements as of and for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019 (See Note 2 to Notes to Financial Statements - "Restatement of Previously Filed Financial Information"). Design and operating effectiveness deficiencies in our internal controls over interim financial reporting caused us to fail to identify the computational errors. Management has concluded that these deficiencies in internal control over interim financial reporting constituted a material weakness for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. In order to remediate the material weakness, we are incorporating procedures from our annual review process into our process for preparing interim financial reports, including adding a level of third-party review. Management believes that these measures will remediate the material weakness in its interim procedures.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change.

In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

While management identified a deficiency in the Company's internal control over interim financial reporting that constituted a material weakness for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, this error was revealed and corrected through the application of the Company’s annual financial reporting process.  The Company will remediate this material weakness by incorporating procedures from its annual review process into its process for preparing future interim financial reports, including adding a level of third-party review.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We identified errors in the Company's computation of the income tax provision related to equity compensation, which resulted in the restatement of previously issued financial statements for the three months ended March 31, 2019, the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019 (See Note 2 to Notes to Financial Statements - "Restatement of Previously Filed Financial Information"). Design and operating effectiveness deficiencies in our internal control over interim financial reporting caused us to fail to identify the computational errors that related to the computation of the income tax provision related to equity compensation. Management has concluded that these deficiencies in internal control over interim financial reporting constituted a material weakness for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019.  Controls in place for annual financial reporting identified the above referenced error. As such, as of December 31, 2019, management believes that our internal control over financial reporting is effective.

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

Item 9B:   Other Information

None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of March 2, 2020. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Position

Kelly Hoffman	61	Chief Executive Officer, Director
David A. Fowler	61	President, Director
Daniel D. Wilson	58	Vice President of Operations
William R. Broaddrick	42	Chief Financial Officer
Lloyd T. Rochford	73	Chairman of the Board of Directors
Stanley M. McCabe	87	Director
Anthony B. Petrelli	67	Director
Clayton E. Woodrum	79	Director
Regina Roesener	59	Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and McCabe joined the Board in June 2012 as a part of the merger between Ring and Stanford. Messrs. Hoffman, Fowler, Woodrum and Petrelli joined the Board in January 2013. Regina Roesener joined the Board in September 2019. All of the Board members were re-elected at the Company’s 2019 annual stockholders’ meeting. There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Kelly Hoffman – Chief Executive Officer and Director

Mr. Hoffman, 61, has organized the funding, acquisition and development of many oil and gas properties. He began his career in the Permian Basin in 1975 with Amoco Production Company. His responsibilities included oilfield construction, crew management, and drilling and completion operations. In the early 1990s, Mr. Hoffman co-founded AOCO and began acquiring properties in West Texas. In 1996, he arranged financing and purchased 10,000 acres in the Fuhrman Mascho field in Andrews, Texas. In the first six months, he organized a 60 well drilling and completion program resulting in a 600% increase in revenue and approximately 18 months later sold the properties to Lomak (Range Resources). In 1999, Mr. Hoffman arranged financing and acquired 12,000 acres in Lubbock and Crosby counties. After drilling and completing 19 successful wells, unitizing the acreage, and instituting a secondary recovery project, he sold his interest in the property to Arrow Operating Company. From April 2009 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company focused on the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. Mr. Hoffman has served as Chief Executive Officer of the Company since January 2013. Mr. Hoffman currently serves as a director of Joes Jeans Inc. (NASDAQ: JOEZ), a reporting company.

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

David A. Fowler – President and Director

Mr. Fowler, 61, has served in several management positions for various companies in the insurance and financial services industries. In 1994, he joined Petroleum Listing Service as Vice President of Operations, overseeing oil and gas property listings, information packages, and marketing oil and gas properties to industry players. In late 1998, Mr. Fowler became the Corporate Development Coordinator for the Independent Producer Finance (“IPF”) group of Range Resources Corporation. Leaving IPF in April 2001, Mr. Fowler co-founded and became President of Simplex Energy Solutions, LLC (“Simplex”). Representing Permian Basin oil and gas independent operators, Simplex became known as the Permian Basin’s premier oil and gas divestiture firm, closing over 150 projects valued at approximately $675 million. Mr. Fowler has served as President of the Company since January 2013.

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

Daniel D. Wilson – Executive Vice President

Mr. Wilson, 58, has over 30 years of experience in operating, evaluating and exploiting oil and gas properties. He has experience in production, drilling and reservoir engineering. From September 1983 to December 2012, Mr. Wilson served as the Vice President and Manager of Operations for Breck Operating Corporation (“Breck”). He had the responsibility of overseeing the building, operating and divestiture of two companies during this time. At Breck’s peak, Mr. Wilson was responsible for over 750 wells in seven states and had an operating staff of 27 members, including engineers, foremen, pumpers and clerks. Mr. Wilson personally performed or oversaw all of the economic evaluations for both acquisition and banking purposes. Mr. Wilson has served as Executive Vice President of the Company since January 2013.

William R. Broaddrick – Chief Financial Officer.

Mr. Broaddrick, 42, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. In 1999, Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University through Oklahoma State University – Tulsa. Mr. Broaddrick is a Certified Public Accountant. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC, performing state production tax functions. From 2001 until 2010, Mr. Broaddrick was employed by Arena, as Vice President and Chief Financial Officer. During 2011, Mr. Broaddrick joined Stanford Energy, Inc. (“Stanford”) as Chief Financial Officer. As a result of the merger transaction between Stanford and Ring, Mr. Broaddrick became Chief Financial Officer of the Company as of July 2012.

Lloyd T. (“Tim”) Rochford – Chairman of the Board of Directors

Mr. Rochford, 73, has been an active individual consultant and entrepreneur in the oil and gas industry since 1973. He has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised in excess of $500 million in private and public financing for oil and gas projects and development.

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

Stanley M. McCabe – Director

Mr. McCabe, 87, has been active in the oil and gas industry for over 30 years, primarily seeking individual oil and gas acquisition and development opportunities. In 1979, he founded and served as Chairman and Chief Executive Officer of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe co-founded Magnum Petroleum, Inc. with Mr. Rochford, serving as an officer and director. In 2000, Mr. McCabe co-founded Arena with Mr. Rochford, and Mr. McCabe served as Chairman of the Board of Arena until 2008 and then as a director of Arena until 2010.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. McCabe should serve as director include his vast years of experience founding and serving in executive roles for oil and gas exploration and production companies, as well as his experience evaluating oil and gas acquisition and development opportunities.

Anthony B. Petrelli – Director

Mr. Petrelli, 67, is President, Chairman, and Director of Investment Banking Services of NTB Financial Corporation, a Denver, Colorado based financial services firm founded in 1977. Beginning his career in 1972, Mr. Petrelli has extensive experience in the areas of operations, sales, trading, management of sales, underwriting and corporate finance. He has served on numerous regulatory and industry committees including service on the FINRA Corporate Finance Committee, the NASD Small Firm Advisory Board and as Chairman of the FINRA District Business Conduct Committee, District 3. Additionally, Mr. Petrelli has served on the Board of Directors of Sensus Healthcare, Inc. since July 2016. Mr. Petrelli received his Bachelors of Science in Business (Finance) and his Masters of Business Administration (MBA) from the University of Colorado and a Masters of Arts in Counseling from Denver Seminary.

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

Clayton E. Woodrum – Director

Mr. Woodrum, CPA, 79, is a founding partner of Woodrum, Tate & Associates, PLLC. His financial background encompasses over 40 years of experience from serving as a Partner In Charge of the Tax Department of a big eight accounting firm to Chief Financial Officer of BancOklahoma Corp. and Bank of Oklahoma. His areas of expertise include business valuation, litigation support (including financial analysis, damage reports, depositions and testimony), estate planning, financing techniques for businesses, asset protection vehicles, sales and liquidations of businesses, debt restructuring, debt discharge and CFO functions for private and public companies.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mr. Woodrum should serve as a director include his significant financial background; his public accounting and tax experience; and his prior performance of CFO functions for both public and private companies.

Regina Roesener – Director

Mrs. Roesener, 59, currently serves as the Chief Operating Officer, Director of Corporate Finance and a member of the board of directors of NTB Financial Corporation (“NTB”), a member firm of FINRA and also a Registered Investment Advisor with the U.S. Securities and Exchange Commission (“SEC”).  She has served as a Board Member of the National Investment Bankers Association and as a member of Women in Syndicate Association and has served as a Board Member for the Denver chapter of the March of Dimes. Mrs. Roesener received her Bachelor of Science degree in Education from the University of Colorado in 1982.

The particular experience, qualifications, attributes and skills that led our Board to conclude that Mrs. Roesener should serve as a director include her significant financial background; and her prior Board experience.

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

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee, the composition and responsibilities of which are briefly described below. The charters for each of these committees will be provided to any person without charge, upon request. The charters are also available on the Company’s website at www.ringenergy.com. Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, Attention William R. Broaddrick, or by calling (918) 499-3880. Our Board may establish other committees from time to time to facilitate our management.

Audit Committee

The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. The Audit Committee is comprised of Mr. Woodrum, Mr. Petrelli and Mrs. Roesener, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that Mr. Woodrum qualified as “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated by the Securities and Exchange Commission (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of the members further qualified as “independent” in accordance with the applicable regulations of the NYSE American definition of independent director set forth in the Company Guide, Part 8, Section 803(A).

Compensation Committee

The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers. In accordance with the rules of the NYSE American, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination by the Compensation Committee. The Compensation Committee is comprised of Messrs. McCabe and Woodrum, with Mr. McCabe acting as the chairman.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s principal functions are to identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and develop and recommend to the Board corporate governance principles applicable to the Company. The Nominating and Corporate Governance Committee is comprised of Messrs. Petrelli and McCabe, with Mr. Petrelli acting as the chairman.

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

These documents are available on the Company’s website at www.ringenergy.com. We will also provide any person without charge, upon request, a copy of the Code of Ethics or Code of Business Conduct. Requests may be directed to Ring Energy, Inc., 6555 S. Lewis Ave., Suite 200, Tulsa, Oklahoma 74136, Attention William R. Broaddrick, or by calling (918) 499-3880.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such Section 16 reports furnished to us during the year ended December 31, 2019 and on written representations from our directors and executive officers, all Section 16 reports applicable to our directors, executive officers and holders known to us to beneficially own more than 10% of any class of our equity securities were filed on a timely basis, except one Form 4 for Mrs. Roesener that did not report a transaction on December 21, 2019 in a timely manner, two Form 4s for Mr. Fowler that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for Mr. Broaddrick that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for Mr. Hoffman that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for Mr. McCabe that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for the Rochford Living Trust that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for Mr. Wilson that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner, two Form 4s for Mr. Woodrum that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner and two Form 4s for Mr. Petrelli that did not report certain transactions on December 19, 2019, December 21, 2019 and December 26, 2019 in a timely manner.

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

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives, policies and practices with respect to our Named Executive Officers and our Compensation Committee’s rationale in structuring our executive compensation program, which is designed to align the interests of Named Executive Officers with our stockholders, as well as to provide our Named Executive Officers with incentives to achieve the Company’s goals and objectives that will ultimately enhance value to our stockholders; and (3) identifies the elements of compensation for each of the individuals identified in the following table, whom we refer to in this annual report as our “Named Executive Officers” for the fiscal year ending December 31, 2019.

Name	Principal Position
Kelly Hoffman	Chief Executive Officer, effective January 1, 2013
David A. Fowler	President, effective January 1, 2013
Daniel D. Wilson	Executive Vice President, effective January 1, 2013
William R. Broaddrick	Chief Financial Officer, effective July 1, 2012
Lloyd T. Rochford	Chairman of the Board, effective January 1, 2012

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

The Company believes that each element of its executive compensation program helps to achieve one or both of the Company’s compensation objectives outlined above. Our executives’ compensation is based on individual and Company performance and designed to attract, retain and motivate highly qualified executives while creating a strong connection between financial and operational performance and stockholder value, which is exemplified in the mix of the compensation that we provide to our Named Executive Officers. In furtherance of our objective to align executive compensation with stockholder value, a significant portion of our Named Executive Officers’ compensation in 2019 was in the form of equity awards.

Our executive compensation program is designed to do the following:

●	Align the compensation of our Named Executive Officers and other managers with our stockholders’ interests and motivate our executive officers to meet the Company’s objectives;
●	Pay for performance, taking into consideration both the performance of the Company and the individual in determining executive compensation;

●	Promote Named Executive Officer accountability by compensating Named Executive Officers for their contributions to the achievement of the Company’s objectives (while discouraging excessive risk-taking not in the interest of long term value for our stockholders); and
●	Attract and retain highly qualified executives with significant industry knowledge and experience by providing them with a fair compensation program that provides financial stability and incentivizes growth in stockholder value.

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

Peer Review, Benchmarking and Compensation Consultant

The Compensation Committee reviews, evaluates and benchmarks the compensation practices of peer companies on a regular basis and has determined that the Company is efficient and is generally more effective than its peer companies in aligning the compensation of its executive officers with the interests of stockholders. The Compensation Committee believes that bonuses and equity compensation should fluctuate with the Company’s success in achieving financial, operating and strategic goals. The Compensation Committee’s philosophy is that the Company should continue to use long-term compensation such as stock options and restricted stock awards to align stockholders’ and executives’ interests and should allocate a much greater portion of an executive’s compensation package to long-term compensation. Based on this belief, the Compensation Committee reviews the performance of the Company’s executive officers throughout the year to evaluate the performance of each executive officer relative to the performance of the Company and the progress in meeting the Company’s goals and objectives.

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

PERFORMANCE OBJECTIVES AND GOALS

Our Compensation Committee considered the following 2019 goals and objectives, among other factors such as industry compensation data and the commodity pricing environment, in determining the compensation of our Named Executive Officers:

Objectives	Evaluation/Analysis for 2019

Increase Production	Production increased 77%, from 2,232,658 BOE in 2018 to 3,948,871 BOE for 2019.

Increase Proved Reserves	Increased our proved reserves 121% to 81.1 million BOE.

The Compensation Committee reviewed the performance of our Named Executive Officers in conjunction with the Company’s performance objectives and goals for 2019. The Compensation Committee also took into consideration other circumstances in determining executive compensation including, without limitation, changes in commodity prices, market conditions, supply and demand, weather conditions, governmental regulation, and other factors. The Compensation Committee determined that, despite volatile commodity prices, the Company exceeded the objectives and goals for 2019 and tied the compensation (as discussed below) to the Company’s performance.

ROLE OF STOCKHOLDER SAY-ON-PAY ADVISORY VOTE

In determining 2019 executive compensation, the Compensation Committee considered the approval received from the stockholders of the say-on-pay vote at the last annual meeting. Based on the results of the say-on-pay vote, the Company has continued to focus on ensuring our executive compensation program is designed primarily to align the interests of our executives with stockholders and incentivize our management to achieve the Company’s objectives and goals. The Company is developing a plan to communicate regularly with its stockholders to gather feedback on the Company’s performance and executive compensation program.

Our Board and Compensation Committee utilize the “say-on-pay” vote as an additional guide to ensure our executive compensation programs are aligned with the interests of our stockholders. Our Compensation Committee will continue to evaluate the Company’s compensation program to ensure competitiveness, the alignment of the Company’s executive compensation with stockholders’ interests and to meet other compensation objectives.

EXECUTIVE COMPENSATION PROGRAM ELEMENTS FOR 2019

Our Compensation Committee believes that our executive compensation program has played a significant role in our ability to enhance our stockholders with value based upon our continued growth in production and reserves, in addition to our continued commitment to meeting our objectives and goals.

In 2019, we continued to grow our production and reserves by focusing on operational efficiency continued to focus on safety in our operations.

●	Significant Production Growth – We created significant production growth in 2019. Our production increased approximately 77%, to 3,948,871 BOE in 2019, as compared to production of 2,232,658 BOE for 2018.
●	Reserve Growth – Through December 31, 2019, we increased our proved reserves to approximately 81.1 million BOE. As of December 31, 2019, our estimated proved reserves had a pre-tax “PV10” (present value of future net revenues before income taxes discounted at 10%) of approximately $1.1 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $923.2 million.
●	Continued Successful Development – We improved our operational efficiency through employing technological advancements, which have provided a significant benefit in our continuous drilling program in the volatile commodity price environment. As of December 31, 2019, Ring has drilled 309 wells, with 193 being vertical wells and 116 being horizontal wells in its Central Basin acreage, 15 wells, with 10 being vertical wells and 5 being horizontal wells on its Delaware Basin acreage and 16 wells, all horizontal, on the Northwest Shelf.
●	Safety and Training – We continued our strong safety performance in 2019.

Our Compensation Committee assessed each of our executive officers’ performance and contribution to the Company meeting its objectives for 2019. Below is a discussion of the compensation of each of our Named Executive Officers under our compensation program, which should be read in conjunction with the “Summary Compensation Table.”

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

For the year ended December 31, 2017, Mr. Broaddrick received a salary of $145,000.  Effective January 1, 2018, the Compensation Committee recommended an increase of $30,000 for Mr. Broaddrick, increasing his base salary to $175,000.  Effective January 1, 2019, the Compensation Committee recommended an increase of $20,000 for Mr. Broaddrick, increasing his base salary to $195,000.

For the year ended December 31, 2017, Mr. Hoffman received a salary of $205,000.  Effective January 1, 2018, the Compensation Committee recommended an increase of $30,000 for Mr. Hoffman, increasing his base salary to $235,000.  Effective January 1, 2019, the Compensation Committee recommended an increase of $15,000 for Mr. Hoffman, increasing his base salary to $250,000.

For the year ended December 31, 2017, Mr. Fowler received a salary of $175,000.  Effective January 1, 2018, the Compensation Committee recommended an increase of $25,000 for Mr. Fowler, increasing his base salary to $200,000.  Effective January 1, 2019, the Compensation Committee recommended an increase of $25,000 for Mr. Fowler, increasing his base salary to $225,000.

For the year ended December 31, 2017, Mr. Wilson received a salary of $175,000.  Effective January 1, 2018, the Compensation Committee recommended an increase of $25,000 for Mr. Wilson, increasing his base salary to $200,000.  Effective January 1, 2019, the Compensation Committee recommended an increase of $25,000 for Mr. Wilson, increasing his base salary to $225,000.

While Mr. Rochford has been Chairman of the Board of Directors since 2013, Mr. Rochford was hired as an employee effective October 1, 2019. The Compensation Committee designated a starting salary for Mr. Rochford of $180,000. For the partial year 2019, Mr. Rochford received $45,000 in salary.

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

No cash bonuses have been granted to Named Executive Officers in 2017 or 2018.  In December 2019, the Compensation Committee recommended cash bonuses to Mr. Hoffman, Mr. Fowler, Mr. Wilson and Mr. Broaddrick totaling $100,000 based on achieving the Company's production growth objectives.  The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Executive Officer.

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

Messrs. Hoffman, Fowler, Wilson, Broaddrick and Rochford were granted restricted stock in 2017, 2018 and 2019.

Stock option grants are valued using the Black-Scholes Model and are calculated as a part of the executive compensation package for the year based on the amount of the requisite service period served. Non-qualified stock options and restricted stock granted to Named Executive Officers and other key employees generally vest ratably over five years. The Compensation Committee believes that the grant of equity awards encourages Named Executive Officers to continue to use their best professional skills and helps to retain Named Executive Officers for longer terms.

Grants are determined for Named Executive Officers based on performance in the prior year, expected future contribution to the performance of the Company, and other competitive data on grant values of peer companies. Awards may be granted to new key employees or Named Executive Officers on their respective hire dates. Other grant date determinations are made by the Compensation Committee, which are based upon the date the Compensation Committee met and proper communication was made to the Named Executive Officer or key employee as defined in the definition of grant date by generally accepted accounting principles. Exercise prices are equal to the value of the Company’s stock on the close of business on the determined grant date. The Company has no program or practice to coordinate timing of grants with release of material, nonpublic information.

The grant date fair value as determined under generally accepted accounting principles is shown in the “Summary Compensation Table” below.

Pension Plans, Non-Qualified Deferred Compensation Plans, Change-In-Control Arrangements and Retirement Plans

The Company did not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Executive Officers for the year ended December 31, 2019.

Other Benefits

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, and short and long-term disability, in each case, on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our Named Executive Officers.

We maintain a 401(k) plan for eligible employees. Under the 401(k) plan, eligible employees may elect to contribute a portion of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, or the Code. The plan allows eligible employees to make pre-tax or after-tax contributions of up to 100% of their annual eligible compensation. The Company makes matching contributions of up to 6% of any employee's compensation.

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

COMPENSATION OF NAMED EXECUTIVE OFFICERS FROM 2017 THROUGH 2019

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

					All Other
Name and Principal				Equity Awards	Compensation
Position	Year	Salary ($)	Bonus ($)	(1) ($)	($) (2) (3)	Total ($)

	2019	$250,000	$30,000	$229,010	$24,000	$533,010
Kelly Hoffman,
Chief Executive Officer	2018	235,000	—	407,615	24,000	666,615
	2017	205,000	—	618,240	24,000	259,000

	2019	225,000	30,000	143,448	24,000	422,448
David Fowler,
President	2018	200,000	—	265,768	24,000	489,768
	2017	175,000	—	403,200	24,000	602,200

	2019	225,000	20,000	143,448		388,448
Daniel D. Wilson,
Executive Vice President	2018	200,000	—	265,768		465,768
	2017	175,000	—	403,200	—	578,200

	2019	195,000	20,000	143,448	4,875	363,323
William R. Broaddrick,
Chief Financial Officer	2018	175,000	—	265,768	—	440,768
	2017	145,000	—	403,200	—	548,200

	2019	45,000	—	334,755	48,000	427,755
Lloyd. T. Rochford,
Chairman of the Board	2018	—	—	620,205	40,500	660,705
	2017	—	—	940,800	36,000	976,800

(1)	See discussion of assumptions made in valuing these awards in the notes to our financial statements.
(2)	Other Compensation for Messrs. Hoffman, Fowler and Rochford consists of director’s fees.
(3)	Other Compensation for Mr. Broaddrick consists of the contributions by the Company match into the Company's sponsored 401(k) plan. Subject to IRS limits, Company contributions to each employee's 401(k) account consist of a matching contribution of up to 6% of the employee's eligible salary.

The Company awards equity through the grant of stock options or restricted stock to key employees and the Named Executive Officers either on the initial date of employment or based on performance incentives throughout the year. The following table reflects the restricted stock granted during 2019.

Grants of Plan-Based Awards

	Date of Board			Fair Value on
Name	approval	Grant Date	Restricted stock grants (#)	Grant Date

Kelly Hoffman	12/21/2019	12/21/2019	85,275	$220,010
David Fowler	12/21/2019	12/21/2019	55,600	143,448
Daniel D. Wilson	12/21/2019	12/21/2019	55,600	143,448
William R. Broaddrick	12/21/2019	12/21/2019	55,600	143,448
Lloyd T. Rochford	12/21/2019	12/21/2019	129,750	334,755

Named Executive Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires ten years from the grant date and vests in equal installments over the course of five years.

The following table provides certain information regarding unexercised stock options outstanding for each Named Executive Officer as of December 31, 2019.

Outstanding Option Awards

	Number of Securities	Number of Securities
	Underlying	Underlying Unexercised	Options		Option
	Unexercised Options	Options (#)	Exercise Price	Option Grant	Expiration
Name	(#) Exercisable	Unexercisable	($)	Date	Date

Kelly Hoffman	500,000	—	$4.50	01/01/13	01/01/23
	25,000	—	10.00	12/16/13	12/16/23
	30,000	—	8.00	12/01/14	12/01/24
	45,000	30,000	11.75	12/13/16	12/13/26

David Fowler	500,000	—	4.50	01/01/13	01/01/23
	25,000	—	10.00	12/16/13	12/16/23
	30,000	—	8.00	12/01/14	12/01/24
	30,000	20,000	11.75	12/13/16	12/13/26

Daniel D. Wilson	300,000	—	4.50	01/01/13	01/01/23
	20,000	—	10.00	12/16/13	12/16/23
	25,000	—	8.00	12/01/14	12/01/24
	30,000	20,000	11.75	12/13/16	12/13/26

William R. Broaddrick	60,000	—	2.00	12/01/11	12/01/21
	40,000	—	4.50	08/15/12	08/15/22
	20,000	—	10.00	12/16/13	12/16/23
	25,000	—	8.00	12/01/14	12/01/24
	24,000	16,000	11.75	12/13/16	12/13/26

Lloyd T. Rochford	100,000	—	2.00	12/01/11	12/01/21
	40,000	—	8.00	12/01/14	12/01/24
	25,000	—	8.25	12/09/15	12/09/25
	150,000	60,000	11.75	12/13/16	12/13/26

The following table provides certain information regarding unvested restricted stock outstanding for each Named Executive Officer as of December 31, 2019. All restricted stock awards vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date.

Outstanding Unvested Restricted Stock Awards

Unvested Restricted
Name	Stock Grants	Grant Date

Kelly Hoffman	27,600	12/19/17
	68,220	12/26/18
	85,275	12/21/19

David Fowler	18,000	12/19/17
	44,480	12/26/18
	55,600	12/21/19

Daniel D. Wilson	18,000	12/19/17
	44,480	12/26/18
	55,600	12/21/19

William R. Broaddrick	18,000	12/19/17
	44,480	12/26/18
	55,600	12/21/19

Lloyd T. Rochford	42,000	12/19/17
	103,800	12/26/18
	129,750	12/21/19

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of our Common Stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2017. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2017:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility

April 20, 2017	1.78%	6.5	—	94%

No options were granted during 2018 or 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred stock based compensation expense related to stock options of $621,167, $1,853,913 and $3,618,309, respectively.  As of December 31, 2019, there was $702,934 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.5 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2019 was $278,400. The aggregate intrinsic value of options exercisable at December 31, 2018 was $278,400. The year-end intrinsic values are based on a December 31, 2019 closing price of $2.64.

Options exercised of 193,000 in 2018 and 165,400 in 2017 had an aggregate intrinsic value on the date of exercise of $1,470,230 and $1,744,047, respectively.  No options were exercised in 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred stock based compensation expense related to restricted stock grants of $2,456,458, $2,017,021 and $66,770.  As of December 31, 2019, there was $4,451,903 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.8 years.

During 2019 and 2018, 187,136 and 64,620 shares of restricted stock vested, respectively.  At the dates of vesting those shares were had an aggregate intrinsic value of $494,605 and $304,360, respectively.  No restricted stock vested during 2017.

Executive Stock Compensation Plans

Please refer to the table set forth in Item 12 of this Annual Report for information concerning securities authorized for issuance under our executive stock compensation plan as of December 31, 2019.

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

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2012, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of Kelly Hoffman, our CEO, for 2019:

Median Employee total annual compensation	$125,405
Total Compensation of Chief Executive Officer - Kelly Hoffman	$500,010
Ratio of CEO to Median Employee compensation	3.99 to 1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2019, our employee population consisted of 56 individuals with all of these individuals located in the U.S. This population consisted of our full-time and part-time employees, as we do not have temporary or seasonal workers. We selected December 31, 2019, as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner.
●	We used a consistently applied compensation measure to identify our median employee by comparing the amount of salary or wages, bonuses and restricted stock awards granted in 2019 as reflected in our payroll records. To make them comparable, salaries for newly hired employees who had worked less than one year were annualized and the target incentive amount was applied to their total compensation measure.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2019 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $125,405.
●	With respect to the annual total compensation of our CEO, we used salary, bonus, restricted stock and stock option awards granted and all other compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $500,010.

Director Compensation

Inside directors receive a monthly stipend of $2,000.  Outside directors receive a monthly stipend of $3,000. Additionally, each outside director receives an additional $500 per month for each Committee in which such director serves as a member.  In 2019, each outside director also received 55,600 shares of restricted stock as an annual bonus.  The stock options and restricted stock granted to our directors vest over a period of five (5) years. Director compensation to Messrs. Fowler, Hoffman and Rochford is included here but is also included in the executive compensation schedule above. No director receives a salary as a director.

Director Compensation Table

		Fees Earned or Paid	Equity Awards	All Other
Name		in Cash ($)	($) (1)	Compensation ($)	Total ($)
Lloyd T. Rochford	(2)	$48,000	$334,755	$45,000	$427,755
Stanley M. McCabe	(3)	58,500	143,448	—	201,948
David A. Fowler	(4)	24,000	143,448	—	167,448
Kelly Hoffman	(5)	24,000	220,010	—	244,010
Clayton E. Woodrum	(6)	43,500	143,448	—	186,948
Anthony B. Petrelli	(7)	43,500	143,448	—	186,948
Regina Roesener	(8)	13,500	158,148	—	171,648

(1)	See discussion of assumptions made in valuing these awards in the notes to our financial statements.
(2)	Lloyd T. Rochford has 315,000 options to purchase Ring stock and 216,130 shares of unvested restricted stock.
(3)	Stanley McCabe has 215,000 options to purchase Ring stock and 118,080 shares of unvested restricted stock.
(4)	David A. Fowler has an aggregate of 605,000 options to purchase Ring stock and 118,080 shares of unvested restricted stock.
(5)	Kelly Hoffman has an aggregate of 630,000 options to purchase Ring stock and 181,095 shares of unvested restricted stock.
(6)	Clayton E. Woodrum has 175,000 options to purchase Ring stock and 118,080 shares of unvested restricted stock.
(7)	Anthony B. Petrelli has 140,000 options to purchase Ring stock and 118,080 shares of unvested restricted stock.
(8)	Regina Roesener has 65,600 shares of unvested restricted stock.

Compensation Committee Report

Among the duties imposed on our Compensation Committee under its charter is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation Committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the NYSE American listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2019, the Compensation Committee was comprised of the two non-employee Directors named at the end of this report each of whom is “independent” as defined by the NYSE American listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11, as required by Item 402(b) of Regulation S-K. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2019.

Compensation Committee of the Board of Directors

Stanley McCabe (Chair)

Clayton E. Woodrum

(1)SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 as amended, or the Securities Exchange act of 1934, as amended.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2019, the Compensation Committee was comprised of two directors, Messrs. McCabe and Woodrum, with Mr. McCabe acting as the chairman. Messrs. McCabe and Woodrum are currently serving as the members of the Compensation Committee. Neither of our directors who currently serve as members of our Compensation Committee is, or has at any time in the past been, an officer or employee of the Company or any of its subsidiaries. The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is co-owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a director of the Company. During the years ended December 31, 2017 through December 31, 2019, the Company paid an aggregate of $180,000 to Arenaco, LLC.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or Board.

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information concerning our executive stock compensation plans as of December 31, 2019.

	Restricted	Number of securities		Number of securities remaining
	stock granted	to be issued upon	Weighted-average	available for future issuance under
	that has not	exercise of	exercise price of	compensation plans (excluding
	vested	outstanding options	outstanding options	securities in column (a))

Equity compensation plans approved by security holders	1,341,889	2,748,500	$6.28	28,955

Equity compensation plans not approved by security holders	—	—	—	—

Total	1,341,889	2,748,500	$6.28	28,955

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and Named Executive Officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on shares outstanding at March 3, 2020.

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

	Shares of Common Stock
	Beneficially Owned
Name of Beneficial Owners	Number		Percent
Blackrock, Inc.	9,403,401	(1)	13.8%
55 East 52nd Street
New York, NY 10055

Dimensional Fund Advisors LP	3,996,644	(2)	5.9%
Building One, 6300 Bee Cave Road
Austin, TX 78746

PEDEVCO Group	6,624,318	(3)	9.7%
575 N. Dairy Ashford, Energy Center II, Suite 210
Houston, TX 77079

The Vanguard Group	3,712,606	(4)	5.5%
100 Vanguard Blvd.
Malvern, PA 19355

(1)

Based on the Schedule 13G/A filed on February 4, 2020, BlackRock, Inc. (“BlackRock”) may be deemed to be the beneficial owner of 9,403,401 shares.  BlackRock reports sole voting power over 9,304,648 shares and sole dispositive power over 9,403,401 shares.

(2)

Based on the Schedule 13G/A filed on February 12, 2020, Dimensional Fund Advisors LP (“Dimensional”) may be deemed to be the beneficial owner of 3,996,644 shares.  Dimensional reports sole voting power over 3,928,898 shares and sole dispositive power over 3,996,644 shares.

(3)

Based on the Schedule 13D/A filed on March 2, 2020, PEDEVCO Group may be deemed to be the beneficial owner of 6,624,318 shares.  The PEDEVCO Group reports sole voting and dispositive power over all 6,624,318 shares.

(3)

Based on the Schedule 13G filed on January 28, 2019, The Vanguard Group (“Vanguard”) may be deemed to be the beneficial owner of 3,712,606 shares.  Vanguard reports sole voting power over 87,648 shares, sole dispositive power over 3,634,381 shares and shares dispositive power over 78,225 shares.

	Shares of Common Stock
	Beneficially Owned
Name	Number		Percent
Kelly Hoffman	705,001	(1)	1%

David A. Fowler	761,020	(2)	1%

Daniel D. Wilson	448,600	(3)	1%

William R. Broaddrick	242,120	(4)	*

Lloyd T. Rochford	1,653,950	(5)	2%

Stanley M. McCabe	1,903,754	(6)	3%

Anthony B. Petrelli	258,120	(7)	*

Clayton E. Woodrum	187,968	(8)	*

Regina Roesener	16,000		*

All directors and executive officers as a group (9 persons)	6,176,533	(9)	9%

*             Represents beneficial ownership of less than 1%.

(1)	Includes 600,000 shares issuable upon the exercise of stock options that are currently exercisable.
(2)	Includes 585,000 shares issuable upon the exercise of stock options that are currently exercisable.
(3)	Includes 375,000 shares issuable upon the exercise of stock options that are currently exercisable.
(4)	Includes 169,000 shares issuable upon the exercise of stock options that are currently exercisable.
(5)	Includes (i) 250,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,403,950 shares held by a family trust controlled by Mr. Rochford.
(6)	Includes (i) 190,000 shares issuable upon the exercise of stock options that are currently exercisable and (ii) 1,713,754 shares held by a family trust controlled by Mr. McCabe.
(7)	Includes 120,000 shares issuable upon the exercise of stock options that are currently exercisable.
(8)	Includes (i) 137,000 shares issuable upon the exercise of stock options that are currently exercisable, (ii) 3,648 shares held by the Patricia Woodrum Trust and (iii) 29,320 shares held by the Clayton Woodrum Trust.
(9)	Includes 2,444,000 shares issuable upon the exercise of stock options that are currently exercisable.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13:     Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The office space being leased by the Company in Tulsa, Oklahoma, is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2019, 2018 and 2017, the Company paid an aggregate of $180,000 to Arenaco, LLC for the lease of the office space.

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

Consistent with these standards, the Board of Directors has determined that Messrs. Woodrum, Petrelli and McCabe and Mrs. Roesener are each “independent” directors within the meaning of the NYSE American definition of independent director set forth in the Company Guide, Part 8, Section 803(A).

Item 14:     Principal Accounting Fees and Services

The Audit Committee selected Eide Bailly as its independent registered public accounting firm for the fiscal years ended December 31, 2017, 2018 and 2019. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees. Eide Bailly billed the Company an aggregate of $149,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2018 and the audit of the Company’s financial statements for the year ended December 31, 2018 and an aggregate of $165,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2019 and the audit of the Company’s financial statements for the year ended December 31, 2019.

Audit Related Fees. Eide Bailly billed the Company $16,601 and $34,200 for the years ended December 31, 2018 and 2019 for services related to the Company’s filing of registration statements and a Form 8-K related to an acquisition.

Tax Fees. Eide Bailly billed the Company $10,500 and $11,500, respectively, for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2018 and 2019.

All Other Fees. No other fees were billed by Eide Bailly to the Company during 2018 and 2019.

The Audit Committee of the Board of Directors has determined that the provision of services by Eide Bailly described above is compatible with maintaining Eide Bailly’s independence as the Company’s principal accountant. The policy of the Audit Committee and our Board, as applicable, is to pre-approve all services by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by our independent registered public accounting firm. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth the pre-approval requirements for all permitted services. Under the policy, all services to be provided by our independent registered public accounting firm must be pre-approved by the Audit Committee; the Company obtained all required approvals during 2019.

PART IV

Item 15:     Exhibits, Financial Statement Schedules

(a)Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Statements of Cash Flows for the year ended December 31, 2019, 2018 and 2017

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
2.3	Purchase and Sale Agreement, dated February 25, 2019 by and among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Registration Rights Agreement, dated April 9, 2019 by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	10-Q	001-36057	4.1	5/8/19
4.2	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended				X
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.3*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.4	Executive Committee Charter	10-K	000-53920	3.1	4/1/13
10.5	Audit Committee Charter	10-K	000-53920	3.1	4/1/13
10.6	Compensation Committee Charter	10-K	000-53920	3.1	4/1/13
10.7	Nominating and Corporate Governance Committee Charter	10-K	000-53920	3.1	4/1/13
10.8	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.9	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.10	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.11	Third Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	5/20/16
10.12	Development Agreement with Torchlight Energy Resources, Inc.	8-K	001-36057	10.1	10/18/13
10.13	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.14	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy, LP, Buffalo Oil & Gas, LP and Finley Resources, Inc.	8-K	001-36057	2.1	5/22/15
10.15	Fifth Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/19/18
10.16	Commitment Letter dated February 24, 2019, between Ring Energy, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	001-36057	2.1	02/28/19
10.17	Amended and Restated Credit Agreement with SunTrust Bank	10-Q	001-36057	10.2	5/8/19

10.18	First Amendment to Amended and Restated Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	12/9/19
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associated, Inc.					X
23.2	Consent of Eide Bailly LLC					X
23.3	Consent of Moss Adams LLP	8-K/A	001-36057	23.1	6/19/19
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Kelly Hoffman
Mr. Kelly Hoffman
Chief Executive Officer

Date: March 16, 2020

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 16, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ Anthony B. Petrelli
Mr. Lloyd T. Rochford	Mr. Anthony B. Petrelli
Director	Director

Date: March 16, 2020	Date: March 16, 2020

/s/ Stanley McCabe	/s/ David A. Fowler
Mr. Stanley McCabe	Mr. David A. Fowler
Director	Director

Date: March 16, 2020	Date: March 16, 2020

/s/ Clayton E. Woodrum	/s/ Kelly Hoffman
Mr. Clayton E. Woodrum	Mr. Kelly Hoffman
Director	Director

Date: March 16, 2020	Date: March 16, 2020

/s/ Regina Roesener
Mrs. Regina Roesener
Director

Date: March 16, 2020

RING ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Ring Energy, Inc.

Midland, Texas

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Ring Energy, Inc. (Ring Energy) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ring Energy as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited Ring Energy’s internal control over financial reporting as of 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Ring Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

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

We have served as Ring Energy’s auditor since 2013.

Denver, Colorado

March 16, 2020

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2019	2018
ASSETS
Current Assets
Cash	$10,004,622	$3,363,726
Accounts receivable	22,909,195	12,643,478
Joint interest billing receivable	1,812,469	578,144
Prepaid expenses and retainers	3,982,255	258,909
Total Current Assets	38,708,541	16,844,257
Properties and Equipment
Oil and natural gas properties subject to amortization	1,083,966,135	641,121,398
Financing lease asset subject to depreciation	858,513	—
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	1,086,290,199	642,586,949
Accumulated depreciation, depletion and amortization	(157,074,044)	(100,576,087)
Net Properties and Equipment	929,216,155	542,010,862
Operating lease asset	1,867,044	—
Deferred Income Taxes	—	7,786,479
Deferred Financing Costs	3,214,408	424,061
Total Assets	$973,006,148	$567,065,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,635,602	$51,910,432
Financing lease liability	280,970	—
Operating lease liability	1,175,904	—
Derivative liabilities	3,000,078	—
Total Current Liabilities	59,092,554	51,910,432
Deferred income taxes	6,001,176	—
Revolving line of credit	366,500,000	39,500,000
Financing lease liability, less current portion	424,126	—
Operating lease liability, less current portion	691,140
Asset retirement obligations	16,787,219	13,055,797
Total Liabilities	449,496,215	104,466,229
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,993,797 shares and 63,229,710 shares issued and outstanding, respectively	67,994	63,230
Additional paid-in capital	526,301,281	494,892,093
Accumulated deficit	(2,859,342)	(32,355,893)
Total Stockholders’ Equity	523,509,933	462,599,430
Total Liabilities and Stockholders’ Equity	$973,006,148	$567,065,659

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2019	2018	2017

Oil and Natural Gas Revenues	$195,702,831	$120,065,361	$66,699,700

Costs and Operating Expenses
Oil and natural gas production costs	48,496,225	27,801,989	15,978,362
Oil and natural gas production taxes	9,130,379	5,631,093	3,152,562
Depreciation, depletion and amortization	56,204,269	39,024,886	20,517,780
Ceiling test impairment	—	14,172,309	—
Asset retirement obligation accretion	943,707	606,459	567,968
Operating lease expense	925,217	—	—
General and administrative expense	19,866,706	12,867,686	10,515,887

Total Costs and Operating Expenses	135,566,503	100,104,422	50,732,559

Income from Operations	60,136,328	19,960,939	15,967,141

Other Income (Expense)
Interest income	13,511	97,855	291,083
Interest expense	(13,865,556)	(427,898)	—
Realized (loss) on derivatives	—	(11,153,702)	(119,897)
Unrealized gain (loss) on change in fair value of derivatives	(3,000,078)	3,968,287	(3,968,287)

Net Other (Expense)	(16,852,123)	(7,515,458)	(3,797,101)

Income Before Provision for Income Taxes	43,284,205	12,445,481	12,170,040

(Provision for) Income Taxes	(13,787,654)	(3,445,721)	(10,416,171)

Net Income	$29,496,551	$8,999,760	$1,753,869

Basic Earnings per share	$0.44	$0.15	$0.03
Diluted Earnings per share	$0.44	$0.15	$0.03

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2016	49,113,063	$49,113	$335,197,845	$(44,705,985)	$290,540,973
Modified Retrospective adjustment	—	—	—	1,596,463	1,596,463
Share-based compensation	—	—	3,685,079	—	3,685,079
Options exercised (cashless exercise)	133,308	133	(133)	—	—
Options exercised	—	—	—	—	—
Common stock issued for cash, net	4,977,658	4,978	59,021,978	—	59,026,956
Net income	—	—	—	1,753,869	1,753,869
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	—	—	3,870,934	—	3,870,934
Options exercised (cashless exercise)	103,113	103	(103)	—	—
Options exercised	50,000	50	99,950	—	100,000
Restricted stock vested	64,620	65	(65)	—	—
Common stock issued for cash, net	6,164,000	6,164	81,814,974	—	81,821,138
Common stock issued for property acquisition	2,623,948	2,624	11,201,634	—	11,204,258
Net income	—	—	—	8,999,760	8,999,760
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Common stock issued as partial consideration in acquisition	4,576,951	4,577	28,326,750	—	28,331,327
Restricted stock vested	187,136	187	(187)	—	—
Share-based compensation	—	—	3,082,625	—	3,082,625
Net income	—	—	—	29,496,551	29,496,551
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2019	2018	2017
Cash Flows From Operating Activities
Net income	$29,496,551	$8,999,760	$1,753,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56,204,269	39,024,886	20,517,780
Ceiling test impairment	—	14,172,309	—
Accretion expense	943,707	606,459	567,968
Amortization of deferred financing costs	991,310	—	—
Share-based compensation	3,082,625	3,870,934	3,685,079
Deferred income tax expense	9,500,517	2,537,837	3,862,827
Excess tax expense (benefit) related to share-based compensation	3,855,389	907,884	(49,896)
Adjustment to deferred tax asset for change in effective tax rate	431,748	—	6,603,240
Change in fair value of derivative instruments	3,000,078	(3,968,286)	3,968,286
Changes in assets and liabilities:
Accounts receivable	(10,035,648)	666,283	(9,980,206)
Prepaid expenses and retainers	(1,878,667)	(318,190)	268,080
Accounts payable	12,320,308	4,435,269	12,375,772
Settlement of asset retirement obligation	(1,295,966)	(577,824)	(766,595)
Net Cash Provided by Operating Activities	106,616,221	70,357,321	42,806,204
Cash Flows From Investing Activities
Payments for the Wishbone Acquisition	(276,061,594)	—	—
Payments to purchase oil and natural gas properties	(3,400,411)	(4,656,484)	(28,682,298)
Proceeds from divestiture of oil and natural gas properties	8,547,074	—	—
Payments to develop oil and natural gas properties	(152,125,320)	(198,870,366)	(124,680,469)
Proceeds from disposal of fixed assets subject to depreciation	—	105,536	—
Purchase of fixed assets subject to depreciation	—	—	(335,507)
Purchase of inventory for development	—	—	(4,214,686)
Net Cash Used in Investing Activities	(423,040,251)	(203,421,314)	(157,912,960)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	327,000,000	39,500,000	—
Proceeds from issuance of common stock	—	81,821,138	59,026,956
Proceeds from option exercise	—	100,000	—
Payment of deferred financing costs	(3,781,657)	—	—
Reduction of financing lease liabilities	(153,417)	—	—
Net Cash Provided by Financing Activities	323,064,926	121,421,138	59,026,956
Net Increase (Decrease) in Cash	6,640,896	(11,642,855)	(56,079,800)
Cash at Beginning of Period	3,363,726	15,006,581	71,086,381
Cash at End of Period	$10,004,622	$3,363,726	$15,006,581
Supplemental Cash Flow Information
Cash paid for interest	$10,364,313	$323,916	$—
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$631,727	$1,311,956	$1,297,289
Asset retirement obligation acquired	39,701	2,571,549	—
Asset retirement obligation revision of estimate	—	87,960
Operating lease assets obtained in exchange for new operating lease liability	2,319,185	—	—
Financing lease assets obtained in exchange for new financing lease liability	858,513	—	—
Prepaid asset settled in diverstiture of oil and natural gas properties	1,019,876	—	—
Oil and gas assets and properties acquired through stock issuance	—	11,204,258	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	15,170,000	26,000,000	23,000,000
Use of inventory in property development	—	—	5,797,113
Supplemental Schedule of Investing Activities Wishbone Acquisition
Assumption of joint interest billing receivable	1,464,394	—	—
Assumption of prepaid assets	2,864,554	—	—
Assumption of accounts and revenue payables	(1,234,861)	—	—
Asset retirement obligation incurred through acquisition	(3,705,941)	—	—
Common stock issued as partial consideration in acquisition	(28,331,327)	—	—
Oil and gas properties subject to amortization	305,004,775	—	—
Cash paid	276,061,594	—	—

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Ring Energy, Inc. is a Nevada corporation. Ring Energy, Inc. is referred to herein as the “Company.” The Company owns interests in oil and natural gas properties located in Texas and New Mexico and is engaged primarily in the acquisition, exploration and development of oil and natural gas properties and the production and sale of oil and natural gas.

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

Fair Value Measurements - Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board ("FASB") has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of and $9,754,622 and $3,113,726 at December 31, 2019 and 2018, respectively. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at December 31, 2019 and 2018. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017
Depletion	$55,870,246	$38,810,864	$20,197,690
Depletion rate, per barrel-of-oil-equivalent (BOE)	$14.15	$17.38	$13.92

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

For the year ended December 31, 2018, the Company took write downs on oil and natural gas properties as a result of the ceiling test in the amount of $14,172,309. No impairment was recorded for the year ended December 31, 2019 or 2017.

Land, Buildings, Equipment and Leasehold Improvements – Land, buildings, equipment and leasehold improvements are valued at historical cost, adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑10 years
Office equipment and software	3‑7 years
Machinery and equipment	5‑10 years

Depreciation expense was $334,023, $214,022 and $320,090 for the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See Note 3 for additional information.

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods, resulting in an adjustment to our beginning balances of Deferred Income Taxes and Retained Loss of $1,596,463 and uses the prospective method to account for current period and future excess tax benefit. For the years ended December 31, 2019, 2018 and 2017, we recorded an increase of $3,855,389, an increase of $907,884 and a decrease of $49,896, respectively, to our income tax provision.

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

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2015 through 2018 remain subject to examination. The Company’s franchise tax returns in Texas remain subject to examination for 2014 through 2018. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2019, sales to three customers represented 42%, 36% and 7%, respectively, of total oil and natural gas sales. At December 31, 2019, sales to these three customers represented 47%, 31% and 9%, respectively, of accounts receivable. During the year ended December 31, 2018, sales to two customers represented 85% and 11%, respectively, of total oil and natural gas sales. At December 31, 2018, sales to one customer made up 90% of accounts receivable. During the year ended December 31, 2017, sales to two customers represented 76% and 18%, respectively, or total oil and natural gas revenues. At December 31, 2017, sales to two of our customers made up 88% and 10%, respectively, of accounts receivable. The loss of any of our customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Stock-Based Employee and Non-Employee Compensation – The Company has outstanding stock options to directors, employees and contract employees, which are described more fully in Note 13. The Company accounts for its stock options grants in accordance with generally accepted accounting principles. Generally accepted accounting principles require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Generally accepted accounting principles also requires stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2019, 2018 and 2017 was $3,082,625, $3,870,934 and $3,685,079, respectively.

Derivative Instruments and Hedging Activities - The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Recently Adopted Accounting Pronouncements – In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). For lessees, the amendments in this update require that for all leases not considered to be short term, a company recognize both a lease liability and right-of-use asset on its balance sheet, representing the obligation to make payments and the right to use or control the use of a specified asset for the lease term. The amendments in this update are effective for annual periods beginning after December 15, 2018.  The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective method and chose the option to not restate prior periods and to record any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company’s adoption of ASU 2016-02 did not require a cumulative-effect adjustment to retained earnings.  The Company evaluated any leases with terms of 12 months or less to determine appropriate application of ASU 2016-02. For short term leases that the Company intends to continue for longer than 12 months despite their short current term, the Company applied ASU 2016-02. For short term leases that the Company does not intend to continue longer than 12 months, the Company has elected not to apply ASU 2016-02.  See Note 4 – Leases for new disclosures required as a result of our adoption of ASU 2016-02.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY FILED FINANCIAL INFORMATION

Overview – Ring Energy, Inc. is filing this Annual Report on Form 10-K for the year ended December 31, 2019 which contains financial statements for the years ended December 31, 2018 and 2017 and quarterly unaudited financial information for the three months ended March 31, 2019 and 2018, the three and six months ended June 30, 2019 and 2018 and the three and nine months ended September 30, 2019 and 2018.  The unaudited financial statements for the quarter and year to date periods ended March 31, 2019, June 30, 2019 and September 30, 2019 have been restated.  The restatement of the financial statements for the quarter and year to date periods included herein restates and replaces Ring’s previously issued unaudited quarterly and year to date financial statements and related financial information, which was originally filed on Form 10-Q with the Securities and Exchange commission (“SEC”) on May 8, 2019, August 7, 2019 and November 6, 2019, respectively.  The restatement principally adjusts the income tax provision related to equity compensation.  The Company does not intend to file amendments to the previously filed Forms 10-Q.

Background – On February 27, 2020, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the three months ended March 31, 2019, the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019 contained an error.

Effect of Restatement on Previously Filed March 31, 2019 Form 10-Q

Restated Balance Sheet as of March 31, 2019 (unaudited)

	As of March 31, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	$2,606,769		$2,606,769
Accounts receivable	27,941,378		27,941,378
Joint interest billing receivable	2,553,377		2,553,377
Operating lease asset	417,567		417,567
Prepaid expenses and retainers	3,013,688		3,013,688
Total Current Assets	36,532,779		36,532,779
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	990,608,164		990,608,164
Fixed assets subject to depreciation	1,465,551		1,465,551
Total Properties and Equipment	992,073,715		992,073,715
Accumulated depreciation, depletion and amortization	(113,505,141)		(113,505,141)
Net Properties and Equipment	878,568,574		878,568,574
Deferred Income Taxes	9,741,903	(6,820,183)	2,921,720
Deferred Financing Costs	353,384		353,384
Total Assets	$925,196,640	$(6,820,183)	$918,376,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63,862,098		$63,862,098
Acquisition liability to be settled through equity	28,356,396		28,356,396
Operating lease liability	417,567		417,567
Derivative liabilities	340,685		340,685
Total Current Liabilities	92,976,746		92,976,746

Revolving line of credit	84,500,000		84,500,000
Acquisition liability to be settled through refinancing into credit facility	256,877,766		256,877,766
Asset retirement obligations	16,318,790		16,318,790
Total Liabilities	450,673,302		450,673,302
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—		—
Common stock - $0.001 par value; 150,000,000 shares authorized; 63,229,710 shares and 63,229,710 shares issued and outstanding, respectively	63,230		63,230
Additional paid-in capital	495,726,558		495,726,558
Accumulated deficit	(21,266,450)	(6,820,183)	(28,086,633)
Total Stockholders' Equity	474,523,338	(6,820,183)	467,703,155
Total Liabilities and Stockholders' Equity	$925,196,640	$(6,820,183)	$918,376,457

Restated Statement of Operations for the three months ended March 31, 2019 (unaudited)

	For the Three Months Ended March 31, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
Oil and Gas Revenues	$41,798,315		$41,798,315

Costs and Operating Expenses
Oil and gas production costs	9,408,764		9,408,764
Oil and gas production taxes	2,082,875		2,082,875
Depreciation, depletion and amortization	12,929,054		12,929,054
Asset retirement obligation accretion	215,945		215,945
Lease expense	128,175		128,175
General and administrative expense	6,798,017		6,798,017

Total Costs and Operating Expenses	31,562,830		31,562,830

Income from Operations	10,235,485		10,235,485

Other Income (Expense)
Interest income	12,236		12,236
Interest expense	(773,017)		(773,017)
Realized loss on derivatives	—		—
Unrealized loss on change in fair value of derivatives	(340,685)		(340,685)

Net Other Income (Expense)	(1,101,466)		(1,101,466)

Income before tax provision	9,134,019		9,134,019

Benefit from (Provision for) Income Taxes	1,955,424	(6,820,183)	(4,864,759)

Net Income	$11,089,443	$(6,820,183)	$4,269,260

Basic Income per Share	$0.18	$(0.11)	$0.07
Diluted Income per Share	$0.17	$(0.11)	$0.07

Restated Statement of Stockholders’ Equity for the three months ended March 31, 2019 (unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
For the three Months Ended March 31, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	11,089,443	11,089,443
As reported Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(21,266,450)	$474,523,338

Restatement Adjustment				(6,820,183)	(6,820,183)

As Restated	63,229,710	$63,230	$495,726,558	$(28,086,633)	$467,703,155

Restated Statement of Cash Flow for the three months ended March 31, 2019 (unaudited)

	For the Three Months Ended March 31, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Net income	$11,089,443	$(6,820,183)	$4,269,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12,929,054		12,929,054
Accretion expense	215,945		215,945
Share-based compensation	834,465		834,465
Deferred income tax provision	1,918,144		1,918,144
Excess tax deficiency related to share-based compensation	(3,873,568)	6,820,183	2,946,615
Change in fair value of derivative instruments	340,685		340,685
Changes in assets and liabilities:
Accounts receivable	(15,808,739)		(15,808,739)
Prepaid expenses and retainers	180,452		180,452
Accounts payable	2,111,804		2,111,804
Settlement of asset retirement obligation	(107,770)		(107,770)
Net Cash Provided by (Used in) Operating Activities	9,829,915	—	9,829,915
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(13,358,132)		(13,358,132)
Payments to develop oil and natural gas properties	(42,228,740)		(42,228,740)
Proceeds from disposal of fixed assets subject to depreciation	—		—
Net Cash Used in Investing Activities	(55,586,872)		(55,586,872)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	45,000,000		45,000,000
Proceeds from issuance of common stock, net of offering costs	—		—
Net Cash Provided by Financing Activities	45,000,000		45,000,000
Net Change in Cash	(756,957)		(756,957)
Cash at Beginning of Period	3,363,726		3,363,726
Cash at End of Period	$2,606,769		$2,606,769
Supplemental Cash Flow Information
Cash paid for interest	$708,951		$708,951
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$175,173		$175,173
Capitalized expenditures attributable to drilling projects financed through current liabilities	34,605,000		34,605,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394		1,464,394
Assumption of prepaid assets	2,864,554		2,864,554
Assumption of accounts and revenue payables	(1,234,862)		(1,234,862)
Asset retirement obligation incurred through acquisition	(2,979,645)		(2,979,645)
Acquisition payable to be settled through equity	(28,356,396)		(28,356,396)
Acquisition payable to be settled through cash payment	(256,877,766)		(256,877,766)
Oil and gas properties subject to amortization	285,119,721		285,119,721

NOTE A1 - ABRIDGED BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements prepared by Ring Energy, Inc. (the "Company" or "Ring") have not been audited by an independent registered public accounting firm. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Certain notes and other disclosures have been omitted from these interim financial statements. Therefore, these financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2018.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In January 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three months ended March 31, 2019, we recorded an increase of $2,946,615 to our income tax provision. For the three months ended March 31, 2018, we recorded an increase of $1,158,604 to our income tax provision.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The SEC subsequently issued a Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. Among other changes, the Tax Act lowered the corporate tax rate to 21%.

NOTE B1 - REVENUE RECOGNITION

Oil sales

Under the Company's oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company's natural gas sales contracts, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery.

Natural gas liquids sales

Under the Company's natural gas liquids sales contracts, the Company delivers natural gas liquids to a midstream entity. The Company recognizes revenue at the price received when control transfers to the purchaser at the point of delivery.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2019 and 2018:

	For The Three Months
	Ended March 31,
	2019	2018
Operating revenues
Oil	$40,877,983	$29,140,165
Natural gas	782,139	751,226
Natural gas liquids	138,193	—

Total operating revenues	$41,798,315	$29,891,391

All revenues are from production from the Permian Basin in Texas and New Mexico.

NOTE C1 – LEASES

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

	2019 (1)	2020
Operating lease payments	$384,525	$42,725

(1) 2019 excludes the three months ended March 31, 2019.

The following table provides supplemental information regarding cash flows from operations:

2019
Cash paid for amounts included in the measurement of lease liabilities	$128,175

Short term lease costs for the period ended March 31, 2019 were $153,759.

NOTE D1 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended March 31, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net Income	$11,089,443	$(6,820,183)	$4,269,260
Basic Weighted-Average Shares Outstanding	63,229,710	63,229,710	63,229,710
Effect of dilutive securities:
Stock options	590,098	590,098	590,098
Restricted stock	172,741	172,741	172,741
Diluted Weighted-Average Shares Outstanding	63,992,549	63,992,549	63,992,549
Basic Income per Share	$0.18	$(0.11)	$0.07
Diluted Income per Share	$0.17	$(0.11)	$0.07

Stock options to purchase 993,500 shares of common stock and 326,200 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2019, as their effect would have been anti-dilutive.

NOTE E1 – ACQUISITIONS

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

The $15 million draw on the revolving line of credit was the deposit placed at the signing of the Purchase and Sale Agreement on February 25, 2019. The Acquisition payable to be settled through equity was settled at the closing on April 9, 2019 through the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims. The Acquisition payable to be settled through cash payment was settled at closing with the amendment and restatement of the Credit Facility as discussed further in Note H1.

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

NOTE F1 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note H1).

The Company entered into additional derivative contracts subsequent to March 31, 2019. These contracts were for an additional 2,000 barrels per day for the period April 2019 through December 2019 and for 2,000 barrels per day for the period January 2020 through December 2020.

NOTE G1 – FAIR VALUE MEASUREMENTS

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

	Fair Value Measurement Classification
	Quoted prices in
	Actives Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of March 31, 2019

Oil and gas derivative contracts	$—	$(340,685)	$—	$(340,685)

Total	$—	$(340,685)	$—	$(340,685)

NOTE H1 – REVOLVING LINE OF CREDIT

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

NOTE I1 – ASSET RETIREMENT OBLIGATION

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

NOTE J1 – STOCKHOLDERS’ EQUITY

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

NOTE K1 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

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

Restricted Stock

A summary of the restricted stock activity as of March 31, 2019, and changes during the three months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	—	—
Forfeited or rescinded	(4,400)	7.53
Vested	—	—
Outstanding, March 31, 2019	873,960	$7.36

As of March 31, 2019, there was $2,547,688 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.3 years.

NOTE L1 – CONTINGENCIES AND COMMITMENTS

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

Effect of Restatement on Previously Filed June 30, 2019 Form 10-Q

Restatement of Balance Sheet as of June 30, 2019 (unaudited)

	As of June 30, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	$10,578,982		$10,578,982
Accounts receivable	21,777,491		21,777,491
Joint interest billing receivable	1,291,817		1,291,817
Operating lease asset	294,095		294,095
Derivative asset	1,189,545		1,189,545
Prepaid expenses and retainers	3,479,218		3,479,218
Total Current Assets	38,611,148		38,611,148
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	1,037,871,094		1,037,871,094
Financing lease asset	637,757		637,757
Fixed assets subject to depreciation	1,465,551		1,465,551
Total Properties and Equipment	1,039,974,402		1,039,974,402
Accumulated depreciation, depletion and amortization	(128,120,411)		(128,120,411)
Net Properties and Equipment	911,853,991		911,853,991
Deferred Income Taxes	7,209,160	(7,209,160)	—
Deferred Financing Costs	3,592,575		3,592,575
Total Assets	$961,266,874	$(7,209,160)	$954,057,714

LIABILITIES AND STOCKHOLDERS' EQUITY			—
Current Liabilities			—
Accounts payable	$67,258,467		$67,258,467
Financing lease liability	204,047		204,047
Operating lease liability	294,095		294,095
Total Current Liabilities	67,756,609		67,756,609
			—
Deferred income taxes	—	643,680	643,680
Revolving line of credit	360,500,000		360,500,000
Financing lease liability	409,634		409,634
Asset retirement obligations	16,536,909		16,536,909
Total Liabilities	445,203,152	643,680	445,846,832
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—		—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,811,111 shares and 63,229,710 shares issued and outstanding, respectively	67,811		67,811
Additional paid-in capital	524,887,107		524,887,107
Accumulated deficit	(8,891,196)	(7,852,840)	(16,744,036)
Total Stockholders' Equity	516,063,722	(7,852,840)	508,210,882
Total Liabilities and Stockholders' Equity	$961,266,874	$(7,209,160)	$954,057,714

Restatement of Statement of Operations for the three and six months ended June 30, 2019 (unaudited)

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Oil and Gas Revenues	$51,334,225		$51,334,225	$93,132,540		$93,132,540
Costs and Operating Expenses
Oil and gas production costs	11,569,109		11,569,109	20,977,873		20,977,873
Oil and gas production taxes	2,412,895		2,412,895	4,495,770		4,495,770
Depreciation, depletion and amortization	14,615,270		14,615,270	27,544,324		27,544,324
Asset retirement obligation accretion	229,234		229,234	445,179		445,179
Lease expense	128,175		128,175	256,350		256,350
General and administrative expense	4,743,127		4,743,127	11,541,144		11,541,144

Total Costs and Operating Expenses	33,697,810		33,697,810	65,260,640		65,260,640

Income from Operations	17,636,415		17,636,415	27,871,900		27,871,900

Other Income (Expense)
Interest income	1,260		1,260	13,496		13,496
Interest expense	(4,259,908)		(4,259,908)	(5,032,925)		(5,032,925)
Realized loss on derivatives	—		—	—		—
Unrealized gain on change in fair value of derivatives	1,530,230		1,530,230	1,189,545		1,189,545

Net Other Income (Expense)	(2,728,418)		(2,728,418)	(3,829,884)		(3,829,884)

Income before tax provision	14,907,997		14,907,997	24,042,016		24,042,016

Benefit from (Provision for) Income Taxes	(2,532,743)	(1,032,657)	(3,565,400)	(577,319)	(7,852,840)	(8,430,159)

Net Income	$12,375,254	$(1,032,657)	$11,342,597	$23,464,697	$(7,852,840)	$15,611,857

Basic Income per Share	$0.18	$(0.02)	$0.17	$0.36	$(0.12)	$0.24
Diluted Income per Share	$0.18	$(0.02)	$0.17	$0.36	$(0.12)	$0.24

Restatement of Statement of Shareholder’ Equity for the six month period ended June 30, 2019 (unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
For the Nine Months Ended September 30, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	11,089,443	11,089,443
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(21,266,450)	$474,523,338
Common stock issued as consideration in asset acquisition	4,581,001	4,581	28,351,815	—	28,356,396
Restricted stock vested	400	—	—	—	—
Share-based compensation	—	—	808,734	—	808,734
Net income	—	—	—	12,375,254	12,375,254
As Reported Balance, June 30, 2019	67,811,111	$67,811	$524,887,107	$(8,891,196)	$516,063,722

Restatement Adjustment				(7,852,840)	(7,852,840)

As Restated	67,811,111	$67,811	$524,887,107	$(16,744,036)	$508,210,882

Restatement of Statement of Cash Flows for the six months ended June 30, 2019 (unaudited)

	For the Six Months Ended June 30, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Net income	$23,464,697	$(7,852,840)	$15,611,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	27,544,324		27,544,324
Accretion expense	445,179		445,179
Share-based compensation	1,643,199		1,643,199
Deferred income tax provision	5,049,219		5,049,219
Excess tax deficiency related to share-based compensation	(4,471,900)	7,852,840	3,380,940
Change in fair value of derivative instruments	(1,189,545)		(1,189,545)
Changes in assets and liabilities:
Accounts receivable	(9,847,686)		(9,847,686)
Prepaid expenses and retainers	(6,388,823)		(6,388,823)
Accounts payable	(451,965)		(451,965)
Settlement of asset retirement obligation	(384,956)		(384,956)
Net Cash Provided by (Used in) Operating Activities	35,411,743	—	35,411,743
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(268,120,579)		(268,120,579)
Payments to develop oil and natural gas properties	(81,051,832)		(81,051,832)
Proceeds from disposal of fixed assets subject to depreciation	—		—
Net Cash Used in Investing Activities	(349,172,411)		(349,172,411)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	321,000,000		321,000,000
Proceeds from issuance of common stock, net of offering costs	—		—
Reduction of financing lease liability	(24,076)		(24,076)
Net Cash Provided by Financing Activities	320,975,924	—	320,975,924
Net Change in Cash	7,215,256		7,215,256
Cash at Beginning of Period	3,363,726		3,363,726
Cash at End of Period	$10,578,982		10,578,982
Supplemental Cash Flow Information
Cash paid for interest	$932,896		$932,896
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$441,244		441,244
Operating lease assets obtained in exchange for new operating lease liability	539,577		539,577
Financing lease assets obtained in exchange for new financing lease liability	637,757		637,757
Capitalized expenditures attributable to drilling projects financed through current liabilities	41,800,000		41,800,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394		1,464,394
Assumption of prepaid assets	2,864,554		2,864,554
Assumption of accounts and revenue payables	(1,234,862)		(1,234,862)
Asset retirement obligation incurred through acquisition	(2,979,645)		(2,979,645)
Common stock issued as partial consideration in asset acquisition	(28,356,396)		(28,356,396)
Oil and gas properties subject to amortization	296,910,774		296,910,774

NOTE A2 – ABRIDGED BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718.) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three and six months ended June 30, 2019, we recorded an increase of $434,720 and $3,380,940, respectively, to our income tax provision. For the three months ended June 30, 2018, the Company recorded no change in the income tax provision. For the six months ended June 30, 2018, we recorded an increase of $1,158,604 to our income tax provision.

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

NOTE B2 – REVENUE RECOGNITION

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

NOTE C2 – LEASES

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

	2019	2020	2021	2022
Operating lease payments (1)	$256,350	$42,725	$—	$—
Financing lease payments (2)	115,783	231,565	231,565	88,478

(1)	The weighted average discount rate as of June 30, 2019 for operating leases was 5.01%. Based on this rate, the future lease payments above include imputed interest of $4,980.
(2)	The weighted average discount rate as of June 30, 2019 for financing leases was 5.28%. Based on this rate, the future lease payments above included imputed interest of $53,710.

The following table provides supplemental information regarding cash flows from operations:

2019
Operating lease costs	$256,350
Short term lease costs (1)	307,518
Financing lease costs:
Amortization of financing lease assets (2)	25,956
Interest on lease liabilities (3)	4,029

(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE D2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net Income	$12,375,254	$(1,032,657)	$11,342,597	$23,464,697	$(7,852,840)	$15,611,857
Basic Weighted-Average Shares Outstanding	67,357,645	67,357,645	67,357,645	65,305,081	65,305,081	65,305,081
Effect of dilutive securities:
Stock options	217,472	217,472	217,472	418,397	418,397	418,397
Restricted stock	95,142	95,142	95,142	128,870	128,870	128,870
Diluted Weighted-Average Shares Outstanding	67,670,259	67,670,259	67,670,259	65,852,348	65,852,348	65,852,348
Basic Income per Share	$0.18	$(0.02)	$0.17	$0.36	$(0.12)	$0.24
Diluted Income per Share	$0.18	$(0.02)	$0.17	$0.36	$(0.12)	$0.24

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

NOTE E2 – ACQUISITIONS

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

NOTE F2 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note H2).

NOTE G2 – FAIR VALUE MEASUREMENTS

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

NOTE H2 – REVOLVING LINE OF CREDIT

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

NOTE I2 – ASSET RETIREMENT OBLIGATION

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

NOTE J2 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Public Offering – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note E2. As a part of the consideration for the acquisition, the Company issued 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement.  The full amount of the shares placed into escrow remain in escrow as of June 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares issued, based on this price, was $28,356,396.

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

NOTE K2 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

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

NOTE L2 – CONTINGENCIES AND COMMITMENTS

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

Effect of Restatement on Previously Filed September 30, 2019 Form 10-Q

Restatement of Balance Sheet as of September 30, 2019 (unaudited)

	As of September 30, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	$7,599,089		$7,599,089
Accounts receivable	18,291,698		18,291,698
Joint interest billing receivable	2,025,180		2,025,180
Operating lease asset	169,115		169,115
Derivative asset	2,386,066		2,386,066
Prepaid expenses and retainers	3,340,178		3,340,178
Total Current Assets	33,811,326		33,811,326
Properties and Equipment
Oil and natural gas properties subject to depletion and amortization	1,059,284,347		1,059,284,347
Financing lease asset	947,435		947,435
Fixed assets subject to depreciation	1,465,551		1,465,551
Total Properties and Equipment	1,061,697,333		1,061,697,333
Accumulated depreciation, depletion and amortization	(142,235,581)		(142,235,581)
Net Properties and Equipment	919,461,752		919,461,752
Derivative asset	680,847		680,847
Deferred Income Taxes	5,434,238	(5,434,238)	—
Deferred Financing Costs	3,403,491		3,403,491
Total Assets	$962,791,654	$(5,434,238)	$957,357,416

LIABILITIES AND STOCKHOLDERS' EQUITY			—
Current Liabilities			—
Accounts payable	$51,813,690		$51,813,690
Financing lease liability	272,498		272,498
Operating lease liability	169,115		169,115
Total Current Liabilities	52,255,303		52,255,303
			—
Deferred income taxes	—	3,448,958	3,448,958
Revolving line of credit	366,500,000		366,500,000
Financing lease liability	588,251		588,251
Asset retirement obligations	16,703,186		16,703,186
Total Liabilities	436,046,740	3,448,958	439,495,698
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—		—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,811,111 shares and 63,229,710 shares issued and outstanding, respectively	67,812		67,812
Additional paid-in capital	525,679,942		525,679,942
Accumulated deficit	997,160	(8,883,196)	(7,886,036)
Total Stockholders' Equity	526,744,914	(8,883,196)	517,861,718
Total Liabilities and Stockholders' Equity	$962,791,654	$(5,434,238)	$957,357,416

Restatement of Statement of Operations for the three and nine months ended September 30, 2019 (unaudited)

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Oil and Gas Revenues	$50,339,105		$50,339,105	$143,471,645		$143,471,645
Costs and Operating Expenses
Oil and gas production costs	15,478,052		15,478,052	36,455,925		36,455,925
Oil and gas production taxes	2,307,226		2,307,226	6,802,996		6,802,996
Depreciation, depletion and amortization	14,115,170		14,115,170	41,659,494		41,659,494
Asset retirement obligation accretion	236,207		236,207	681,386		681,386
Lease expense	114,112		114,112	370,462		370,462
General and administrative expense	3,745,928		3,745,928	15,287,072		15,287,072

Total Costs and Operating Expenses	35,996,695		35,996,695	101,257,335		101,257,335

Income from Operations	14,342,410		14,342,410	42,214,310		42,214,310

Other Income (Expense)
Interest income	9		9	13,505		13,505
Interest expense	(4,556,509)		(4,556,509)	(9,589,434)		(9,589,434)
Realized loss on derivatives	—		—	—		—
Unrealized gain on change in fair value of derivatives	1,877,368		1,877,368	3,066,913		3,066,913

Net Other Income (Expense)	(2,679,132)		(2,679,132)	(6,509,016)		(6,509,016)

Income before tax provision	11,663,278		11,663,278	35,705,294		35,705,294

Benefit from (Provision for) Income Taxes	(1,774,922)	(1,030,356)	(2,805,278)	(2,352,241)	(8,883,196)	(11,235,437)

Net Income	$9,888,356	$(1,030,356)	$8,858,000	$33,353,053	$(8,883,196)	$24,469,857

Basic Income per Share	$0.15	$(0.02)	$0.13	$0.50	$(0.13)	$0.37
Diluted Income per Share	$0.15	$(0.02)	$0.13	$0.50	$(0.13)	$0.37

Restatement of Statement of Shareholders’ Equity for the nine months ended September 30, 2019 (unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
For the Nine Months Ended September 30, 2019
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	11,089,443	11,089,443
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(21,266,450)	$474,523,338
Common stock issued as consideration in asset acquisition	4,581,001	4,581	28,351,815	—	28,356,396
Restricted stock vested	400	—	—	—	—
Share-based compensation	—	—	808,734	—	808,734
Net income	—	—	—	12,375,254	12,375,254
Balance, June 30, 2019	67,811,111	$67,811	$524,887,107	$(8,891,196)	$516,063,722
Share-based compensation	—	—	792,836	—	792,836
Restricted stock vested	500	1	(1)	—	—
Net income	—	—	—	9,888,356	9,888,356
As Reported Balance, September 30, 2019	67,811,611	$67,812	$525,679,942	$997,160	$526,744,914
Restatement Adjustment				(8,883,196)	(8,883,196)
As Restated	67,811,611	$67,812	$525,679,942	$(7,886,036)	$517,861,718

Restatement of Statement of Cash Flows for the nine months ended September 30, 2019 (unaudited)

	For the Nine Months Ended September 30, 2019
	As Previously	Restatement
	Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Net income	$33,353,053	$(8,883,196)	$24,469,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	41,659,494		41,659,494
Accretion expense	681,386		681,386
Share-based compensation	2,436,035		2,436,035
Deferred income tax provision	7,498,112		7,498,112
Excess tax deficiency related to share-based compensation	(5,145,871)	8,883,196	3,737,325
Change in fair value of derivative instruments	(3,066,913)		(3,066,913)
Changes in assets and liabilities:
Accounts receivable	(7,095,256)		(7,095,256)
Prepaid expenses and retainers	(6,060,699)		(6,060,699)
Accounts payable	(1,055,397)		(1,055,397)
Settlement of asset retirement obligation	(615,732)		(615,732)
Net Cash Provided by (Used in) Operating Activities	62,588,212	—	62,588,212
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(263,262,046)		(263,262,046)
Payments to develop oil and natural gas properties	(122,004,117)		(122,004,117)
Proceeds from disposal of fixed assets subject to depreciation	—		—
Net Cash Used in Investing Activities	(385,266,163)		(385,266,163)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	327,000,000		327,000,000
Proceeds from issuance of common stock, net of offering costs	—		—
Reduction of financing lease liability	(86,686)		(86,686)
Net Cash Provided by Financing Activities	326,913,314	—	326,913,314
Net Change in Cash	4,235,363		4,235,363
Cash at Beginning of Period	3,363,726		3,363,726
Cash at End of Period	$7,599,089		7,599,089
Supplemental Cash Flow Information
Cash paid for interest	$5,821,545		$5,821,545
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$602,090		602,090
Operating lease assets obtained in exchange for new operating lease liability	539,577		539,577
Financing lease assets obtained in exchange for new financing lease liability	947,435		947,435
Capitalized expenditures attributable to drilling projects financed through current liabilities	26,958,655		26,958,655
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	1,464,394		1,464,394
Assumption of prepaid assets	2,864,554		2,864,554
Assumption of accounts and revenue payables	(1,234,862)		(1,234,862)
Asset retirement obligation incurred through acquisition	(2,979,645)		(2,979,645)
Common stock issued as partial consideration in asset acquisition	(28,356,396)		(28,356,396)
Oil and gas properties subject to amortization	296,910,774		296,910,774

NOTE A3 – ABRIDGED BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In January 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) The Company used the modified retrospective method to account for unrecognized excess tax benefits from prior periods. For the three and nine months ended September 30, 2019, we recorded an increase of $355,990 and $3,737,325, respectively, to our income tax provision. For the three and nine months ended September 30, 2018, we recorded a decrease of $724,073 and an increase of $434,530, respectively, to our income tax provision.

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

NOTE B3 – REVENUE RECOGNITION

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

NOTE C3 – LEASES

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

	2019	2020	2021	2022
Operating lease payments (1)	$128,175	$42,725	$—	$—
Financing lease payments (2)	77,802	311,206	311,206	132,499

(1)	The weighted average discount rate as of September 30, 2019 for operating leases was 5.01%. Based on this rate, the future lease payments above include imputed interest of $1,785.
(2)	The weighted average discount rate as of September 30, 2019 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $71,116.

The following table provides supplemental information regarding cash flows from operations:

2019
Operating lease costs	$384,525
Short term lease costs (1)	461,277
Financing lease costs:
Amortization of financing lease assets (2)	98,868
Interest on lease liabilities (3)	15,019

(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE D3 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net Income	$9,888,356	$(1,030,356)	$8,858,000	$33,353,053	$(8,883,196)	$24,469,857
Basic Weighted-Average Shares Outstanding	67,811,127	67,811,127	67,811,127	66,149,469	66,149,469	66,149,469
Effect of dilutive securities:
Stock options	25,841	25,841	25,841	204,639	204,639	204,639
Restricted stock	—	—	—	47,314	47,314	47,314
Diluted Weighted-Average Shares Outstanding	67,836,968	67,836,968	67,836,968	66,401,422	66,401,422	66,401,422
Basic Income per Share	$0.15	$(0.02)	$0.13	$0.50	$(0.13)	$0.37
Diluted Income per Share	$0.15	$(0.02)	$0.13	$0.50	$(0.13)	$0.37

Stock options to purchase 2,353,500 shares of common stock and 3,250,420 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended September 30, 2019, as their effect would have been anti-dilutive.  Stock options to purchase 2,353,500 shares of common stock and 2,639,540 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the nine months ended September 30, 2019, as their effect would have been anti-dilutive.

NOTE E3 – ACQUISITIONS

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

NOTE F3 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2019, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note H3).

NOTE G3 – FAIR VALUE MEASUREMENTS

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

NOTE H3 – REVOLVING LINE OF CREDIT

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

NOTE I3 – ASSET RETIREMENT OBLIGATION

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

NOTE J3 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Public Offering – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note E3. As a part of the consideration for the acquisition, the Company issued 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement.  The full amount of the shares placed into escrow remain in escrow as of September 30, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares issued, based on this price, was $28,356,396.

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

NOTE K3 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

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

NOTE L3 – CONTINGENCIES AND COMMITMENTS

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

NOTE 3 – REVENUE RECOGNITION

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts for our Central Basin Platform properties, Delaware Basin properties and part of our Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.

Under the Company natural gas sales processing contracts for the bulk of our Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the well head.  However, the Company maintains ownership of the gas through processing and receives proceeds from the marketing of the resulting products.  Under this processing agreement, the Company recognizes the fees associated with the processing as an expense rather than netting these costs against revenue.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the years ended December 31,
	2019	2018	2017
Operating revenues
Oil	$191,891,314	$116,678,375	$64,236,490
Natural gas	3,811,517	3,386,986	2,463,210

Total operating revenues	$195,702,831	$120,065,361	$66,699,700

NOTE 4 – LEASES

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

The Company has operating leases for our offices in Midland, Texas and Tulsa, Oklahoma that are month to month but which the Company intends to continue through at least December 31, 2020.  As such, these leases have been accounted for as operating leases with terms that end on December 31, 2020.  The office space being leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company.

The Company also has month to month leases for office equipment and compressors used in our operations on which the Company has elected to apply ASU 2016-02.  While these leases are month to month, the Company intends to continue these leases for the useful life of the assets.  As such, these leases have been accounted for as if the lease term lasts through the estimated useful life of the assets.

The Company also has month to month leases or other short term leases for equipment used in our operations on which the Company has made accounting policy elections not to capitalize these leases.  These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months.  The lease costs associated with these leases is reflected in the short term lease costs below.

The Company also has financing leases for vehicles.  These leases have a term of 36 months at the end of which the Company owns the vehicles.  These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.

Future lease payments associated with these operating and financing leases as of December 31, 2019 are as follows:

	2020	2021	2022
Operating lease payments (1)	$1,236,779	$708,392	$—
Financing lease payments (2)	311,206	311,206	132,499

(1)

The weighted average discount rate as of December 31, 2019 for operating leases was 4.49%. Based on this rate, the future lease payments above include imputed interest of $78,126. The weighted average remaining term of operating leases was 1.7 years.

(2)

The weighted average discount rate as of December 31, 2019 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $49,815. The weighted average remaining term of financing leases was 2.42 years.

The following table provides supplemental information regarding cash flows from operations:

2019
Operating lease costs	$925,217
Short term lease costs (1)	5,692,924
Financing lease costs:
Amortization of financing lease assets (2)	178,132
Interest on lease liabilities (3)	26,090

(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 5 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2019	2018	2017
Net Income	$29,496,551	$8,999,760	$1,753,869
Basic Weighted-Average Shares Outstanding	66,571,738	59,531,200	51,383,008
Effect of dilutive securities:
Stock options	174,944	1,238,786	1,413,932
Restricted stock	10,346	78,191	9,772
Diluted Weighted-Average Shares Outstanding	66,757,028	60,848,177	52,806,712
Basic Earnings per Share	$0.44	$0.15	$0.03
Diluted Earnings per Share	$0.44	$0.15	$0.03

Stock options to purchase 2,353,500, 574,500 and 603,500 shares of common stock were excluded from the computation of diluted earnings per share during the years ended December 31, 2019, 2018 and 2017, respectively, as their effect would have been anti-dilutive.  704,684 and 2,500 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the years ended December 31, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

NOTE 6 – ACQUISITIONS

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

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”).  The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. Ring executed the Acquisition for the existing production and future development potential. The Company incurred approximately $4.1 million in acquisition related costs, which were recognized in general and administrative expense.  Total consideration after purchase price adjustments included cash payments totaling approximately $276.1 million and the issuance of 4,576,951 shares of common stock, of which 2,538,071 shares were placed in escrow to satisfy potential indemnification claims.  One half of the shares placed into escrow remain in escrow as of December 31, 2019. The range of potential outcomes regarding the indemnification escrow shares cannot be determined as the Company evaluates whether there are any claims against the indemnification. If no claims are made, the remaining escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement.  The shares were valued at the price on the date of the signing of the Purchase and Sale Agreement, February 25, 2019, of $6.19 per share.

The Acquisition was recognized as a business combination whereby Ring recorded the assets acquired and the liabilities assumed at their fair values as of February 1, 2019, which is the date the Company obtained control of the properties and was the acquisition date for financial reporting purposes. The Company determined that it had effective control of the properties effective February 1, 2019 based on Ring having primary decision making ability regarding the properties beginning at that time. Revenues and related expenses for the Acquisition are included in our condensed statement of operations beginning February 1, 2019.  The estimated fair value of the acquired properties approximated the consideration paid, which the Company concluded approximated the fair value that would be paid by a typical market participant. The following table summarizes the fair values of the assets acquired and the liabilities assumed:

Assets acquired:
Proved oil and gas properties	$305,004,775
Joint interest billing receivable	1,464,394
Prepaid assets	2,864,554
Liabilities assumed
Accounts and revenues payable	(1,234,861)
Asset retirement obligations	(3,705,941)
Total Identifiable Net Assets	$304,392,921

The revenues and direct operating costs associated with the acquired properties included in our financial statements for the year ended December 31, 2019 are as follows:

Revenue	$105,102,038

Oil and natural gas production costs	17,037,228
Oil and natural gas production taxes	4,646,660

Total direct costs (1)	21,683,888

Earnings from the Acquired properties	$83,418,150

(1)	This includes only oil and natural gas production costs and oil and natural gas production taxes and does not give account to depreciation, depletion and amortization, accretion of asset retirement obligation, general and administrative expense, interest expense or any other cost that cannot be directly correlated to the Acquisition.

The following unaudited pro forma information for the years ended December 30, 2019 and 2018, respectively, is presented to reflect the operations of the Company as if the acquisition of assets had been completed on January 1, 2019 and 2018, respectively:

For the years ended December 31,	2019	2018

Oil and Gas Revenues	$202,368,245	$196,385,905
Net Income	$29,556,993	$29,105,827

Basic Earnings per Share	$0.44	$0.49
Diluted Earnings per Share	$0.44	$0.48

NOTE 7 – OIL AND NATURAL GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and natural gas properties and costs incurred by the Company for its oil and natural gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

As of December 31,	2019	2018
Proved oil and natural gas properties	$1,083,966,135	$641,121,398
Financing lease asset subject to depreciation	858,513	—
Fixed assets subject to depreciation	1,465,551	1,465,551
Total capitalized costs	1,086,290,199	642,586,949
Accumulated depletion, depreciation and amortization	(157,074,044)	(100,576,087)

Net Capitalized Costs	$929,216,155	$542,010,862

Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2019	2018
Payments for the Wishbone Acquisition	$276,061,594	$—
Payments to purchase oil and natural gas properties	3,400,411	4,656,484
Proceeds from divestiture of oil and natural gas properties	(8,547,074)	—
Payments to develop oil and natural gas properties	152,125,320	198,870,366

Total Net Costs Incurred	$423,040,251	$203,526,850

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

As of December 31, 2018, all derivative contracts had either expired or been terminated and the Company does not currently have any derivative contracts in place.

On April and November 2019, the Company entered into costless collars of WTI Crude Oil for the period January 1, 2020 through December 31, 2020. The following table reflects the details of those contracts:

Date entered into	Barrels per day	Put price	Call price
2020 contracts
04/01/19	1,000	50.00	65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

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

NOTE 9 – FAIR VALUE MEASUREMENTS

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

As a result of the Wishbone Acquisition, the Company evaluated the fair value of the assets acquired and the liabilities assumed. The Company recorded the oil and gas assets acquired in the Wishbone Acquisition at the price paid. Prior to doing so, the Company evaluated to determine that the price paid approximated the fair value of the assets acquired. In doing so, the Company compared the price paid per BOE of existing production to comparable companies enterprise value per BOE of existing production. Additionally, the Company did an evaluation of the reserves acquired, based on varying percentages of the present value discounted at 10 percent (PV-10) of the different categories (PDP, PDNP and PUD) of the reserves. Based on these evaluations, we determined that the price paid was a reasonable approximation of the fair value of the oil and gas assets acquired. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.

The Company recorded the prepaid expenses, joint interest billing receivables and revenues payable at the carrying value assumed from Wishbone. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

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

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of December 31, 2017

Oil and gas derivative contracts	$—	$(3,968,286)	$—	$(3,968,286)

Total	$—	$(3,968,286)	$—	$(3,968,286)

As of December 31, 2018

Oil and gas derivative contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

As of December 31, 2019

Oil and gas derivative contracts	$—	$(3,000,078)	$—	$(3,000,078)

Total	$—	$(3,000,078)	$—	$(3,000,078)

NOTE 10 – REVOLVING LINE OF CREDIT

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of December 31, 2019, $366,500,000 was outstanding on the Credit Facility.  We are in compliance with all covenants contained in the Credit Facility.

NOTE 11 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2017, 2018 and 2019 is as follows:

Balance, December 31, 2016	$7,957,035
Liabilities incurred	1,297,289
Liabilities settled	(766,595)
Accretion expense	567,968
Balance, December 31, 2017	$9,055,697
Liabilities acquired	2,571,549
Liabilities incurred	1,311,956
Liabilities settled	(577,824)
Revision of estimate (1)	87,960
Accretion expense	606,459
Balance, December 31, 2018	$13,055,797
Liabilities acquired	3,745,642
Liabilities incurred	631,727
Liabilities settled	(1,589,654)
Accretion expense	943,707
Balance, December 31, 2019	$16,787,219

(1)	Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, and estimated remaining useful life of the assets. The 2018 revision of estimates reflect decreases in the estimated remaining useful life of certain assets.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share and 50,000,000 shares of Preferred Stock.

Common Stock Issued in Public Offering – In July 2017, the Company closed on an underwritten public offering of 4,977,658 shares of its common stock, including 477,658 shares sold pursuant to the partial exercise of an over-allotment option, at $12.50 per share for gross proceeds of $62,220,725. Total net proceeds from the offering were $59,026,956, after deducting underwriting commissions and offering expenses payable by the Company of $3,193,769.

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

Common stock issued in property acquisition – As discussed in Note 6, in December 2018, the Company issued 2,623,948 shares of common stock as consideration for the acquisition of oil and natural gas properties. These shares were valued at $5.80 per share for an aggregate of $11,204,258.

Also as discussed in Note 6, in April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC.  As a part of the consideration for the acquisition, the Company issued 4,576,951 shares of common stock, of which 2,538,071 shares were placed in escrow to satisfy potential indemnification claims arising under the Purchase Agreement.  One half of the shares placed into escrow remain in escrow as of December 31, 2019.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement.  The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement.  The price on February 25, 2019 was $6.19 per share.  The aggregate value of the shares issued, based on this price, was $28,331,327.

Common Stock Issued for option exercises – During the years ended December 31, 2017 and 2018, the Company issued 133,308 and 153,113 shares of common stock as a result of option exercises, respectively.   No options were exercised in 2019. The following tables present the details of the 2017 and 2018 exercises:

						Stock price on	Aggregate value
	Options	Exercise	Shares	Shares	Cash paid at	date of exercise	of shares retained
	exercised	price ($)	issued	retained	exercise ($)	($)	($)
2017	4,100	$2.00	3,491	609	$—	$13.47	$8,200
	60,000	2.00	50,156	9,844	—	12.19	120,000
	200	8.00	116	84	—	13.75	1,600
	1,500	10.89	1,188	312	—	13.75	16,335
	600	5.25	229	371	—	13.75	3,150
	20,000	5.50	11,953	8,047	—	13.67	110,000
	2,000	8.00	830	1,170	—	13.67	16,000
	2,000	5.25	1,232	768	—	13.67	10,500
	15,000	2.00	12,875	2,125	—	14.12	30,000
	60,000	2.00	51,238	8,762	—	13.70	120,000

2017 Totals	165,400		133,308	32,092	$—		$435,785
2017 Weighted Averages		$2.63				$13.18

						Stock price on	Aggregate value
	Options	Exercise	Shares	Shares	Cash paid at	date of exercise	of shares retained
	exercised	price ($)	issued	retained	exercise ($)	($)	($)
2018	110,000	$2.00	90,375	19,625	$—	$11.21	$220,000
	50,000	2.00	50,000	—	100,000	8.00	—
	25,000	7.50	9,829	15,171	—	12.36	$187,500
	3,000	8.00	1,059	1,941	—	12.36	$24,000
	3,000	5.25	1,750	1,250	—	12.36	$15,750
	2,000	11.75	100	1,900	—	12.36	$23,500

2018 Totals	193,000		153,113	39,887	$100,000		$470,750
2018 Weighted Averages		$2.96				$10.58

NOTE 13 – EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARD PLAN AND 401(k)

In 2011, the Company’s Board of Directors approved and adopted a long term incentive plan, which was subsequently approved and amended by the shareholders. There were 28,955 shares eligible for grant, either as options or as restricted stock, at December 31, 2019.

Employee Stock Options – Following is a table reflecting the issuances during 2017 and their related exercise prices (No options were granted in 2018 or 2019):

Grant date	# of options	Exercise price
April 20, 2017	7,500	$11.70

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2019, 2018 and 2017 and changes during the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of the year	2,751,000	$6.28	3,193,000	$6.07	3,362,350	$5.90
Issued	—	—	—	—	7,500	11.70
Forfeited or rescinded	(2,500)	11.70	(249,000)	6.09	(11,450)	10.12
Exercised	—	—	(193,000)	2.96	(165,400)	2.63

Outstanding at end of year	2,748,500	$6.28	2,751,000	$6.28	3,193,000	$6.07

Exercisable at end of year	2,506,700	$5.78	2,323,900	$5.42	2,091,900	$4.85

Weighted average fair value of options granted during the year		$—		$—		$9.14

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by generally accepted accounting principles for options granted during the years ended December 31, 2017.  No options were granted during 2018 or 2019.  Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the periods ended December 31, 2017:

	Risk free interest rate	Expected life (years)	Dividend yield	Volatility
April 20, 2017	1.78%	6.5	—	94%

No options were granted during 2018 or 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred stock based compensation expense related to stock options of $625,855, $1,853,913 and $3,618,309, respectively. As of December 31, 2019, there was $702,934 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.5 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2019 was $278,400. The aggregate intrinsic value of options exercisable at December 31, 2019 was $278,400. The year-end intrinsic values are based on a December 31, 2019 closing price of $2.64.

Options exercised of 193,000 in 2018 and 165,400 in 2017 had an aggregate intrinsic value on the date of exercise of $1,470,230 and $1,744,047, respectively.  No options were exercised in 2019.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2019:

	Options Outstanding
		Weighted-
		Average
		Remaining
	Number	Contractual Life	Number
Exercise price	Outstanding	(in years)	Exercisable
2.00	395,000	2.17	395,000
4.50	1,340,000	3.24	1,340,000
5.50	5,000	3.45	5,000
7.50	4,000	3.73	4,000
10.00	90,000	4.21	90,000
14.54	10,000	4.99	10,000
8.00	277,500	5.17	277,500
8.25	50,000	6.19	40,000
6.42	15,000	6.59	9,000
11.75	557,000	7.20	334,200
11.70	5,000	7.55	2,000
	2,748,500	4.20	2,506,700

Restricted stock grants – Following is a table reflecting the restricted stock grants during 2017, 2018 and 2019:

# of shares of
Grant date	restricted stock
December 19, 2017	330,900
April 4, 2018	2,000
September 27, 2018	2,500
December 26, 2018	615,380
April 9, 2019	10,400
May 30, 2019	5,000
July 9, 2019	5,000
September 13, 2019	10,000
December 21, 2019	627,205

All restricted stock grants vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of restricted stock grants as of December 31, 2019, 2018 and 2017 and changes during the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
		Weighted-
		Average
		Grant		Weighted-		Weighted-
		Date Fair		Average Grant		Average Grant
	Restricted stock	Value	Restricted stock	Date Fair Value	Restricted stock	Date Fair Value
Outstanding at beginning of the year	878,360	$7.33	330,900	$13.44	—	$—
Granted	657,605	2.63	619,880	4.78	330,900	13.44
Forfeited or rescinded	(6,940)	4.23	(7,800)	13.44	—	—
Vested	(187,136)	7.79	(64,620)	13.44	—	—

Outstanding at end of year	1,341,889	$4.99	878,360	$7.33	330,900	$13.44

For the years ended December 31, 2019, 2018 and 2017, the Company incurred stock based compensation expense related to restricted stock grants of $2,456,770, $2,017,021 and $66,770. As of December 31, 2019, there was $4,451,903 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.8 years.

During 2019 and 2018, 187,136 and 64,620 shares of restricted stock vested, respectively. At the dates of vesting those shares had an aggregate intrinsic value of $494,605 and $304,360, respectively.  No restricted stock vested during 2017.

401(k) Plan- In 2019, the Company initiated a sponsored 401(k) plan that is a defined contribution plan for the benefit of all eligible employees. The plan allows eligible employees to make pre-tax or after-tax contributions of up to 100% of their annual eligible compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of any employee's compensation. Employees are 100% vested in the employer contribution upon receipt.

The following table presents the matching contributions expense recognized for the Company's 401(k) plan for the year ended December 31, 2019. There were no matching contributions prior to 2019.

2019
Employer safe harbor match	59,716

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company is leasing office space from Arenaco, LLC, a company that is owned by two stockholders’ of the Company, Mr. Rochford, Chairman of the Board of the Company, and Mr. McCabe, a Director of the Company. During the years ended December 31, 2019, 2018 and 2017, the Company paid $60,000, $60,000 and $60,000, respectively, to this company.

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Surety Bonds  – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico.  The surety bonds are valid until canceled or matured.  The terms of the surety bonds are extended for a term of one year at a time.  The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico.  The remaining $100,438 should not require renewal after the initial one year term.

NOTE 16 – INCOME TAXES

For the years ended December 31, 2019, 2018 and 2017, components of our provision for income taxes are as follows:

Provision for Income Taxes	2019	2018	2017
Deferred taxes	$13,787,654	$3,445,721	$10,416,171
Provision for Income Taxes	$13,787,654	$3,445,721	$10,416,171

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2019	2018	2017
Tax at federal statutory rate	$9,089,683	$2,613,551	$4,194,556
Non-deductible expenses	2,399	3,197	6,158
Excess tax benefit from stock option exercises and restricted stock vesting	4,055,418	828,973	(453,217)
Adjust prior estimates to tax return	19	—	(58,766)
States taxes, net of Federal benefit	160,913	—	124,200
Effect of departure from State of Kansas	—	—	(350,059)
Adjustment for change in future effective tax rate (1) (2)	479,222	—	6,953,299
Provision for Income Taxes	$13,787,654	$3,445,721	$10,416,171

(1)	The enactment of the Tax Cuts and Jobs Act provided for a decrease in the corporate tax rate to 21% from 35%, resulting in a net $6.95 million reduction to our net deferred tax asset as of December 31, 2017. The Wishbone Acquisition referenced in Note 6 added properties in the State of New Mexico and thereby adjusted our effective tax rate for 2019.
(2)	The acquisition of the Northwest Shelf assets from Wishbone included properties in the State of New Mexico. The tax rates associated with the State of New Mexico adjusted our overall tax rate from 21% to 21.29%. This resulted in an additional tax expense during the year ended December 31, 2019 of $479,222.

The net deferred taxes consisted of the following at December 31, 2019 and 2018:

Deferred Taxes:	2019	2018
Deferred tax liabilities
Property and equipment	$56,325,029	$33,888,806

Deferred tax assets
Stock-based compensation	269,264	3,734,911
Operating loss and IDC carryforwards	50,054,589	37,940,374
Deferred tax assets	50,323,853	41,675,285
Net deferred income tax liability (asset)	$6,001,176	$(7,786,479)

As of December 31, 2019, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $107.4 million which, if unused, will begin to expire in 2027 and fully expire in 2038 and an additional $129.9 million that will not expire.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$12,243,793	$14,503,309	$16,643,930	$23,308,668
Operating Income	2,502,852	2,621,612	4,292,081	6,550,596
Net Income (Loss)	1,279,281	1,910,763	3,073,760	(4,509,935)
Basic Net Income (Loss) Per Share	$0.03	$0.04	$0.06	$(0.08)
Diluted Net Income (Loss) Per Share	0.03	0.04	0.06	(0.08)

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$29,891,391	$29,924,883	$32,687,179	$27,561,908
Operating Income (Loss)	10,935,120	9,397,559	9,615,030	(9,986,770)
Net Income (Loss)	5,665,634	4,719,806	5,693,628	(7,079,308)
Basic Net Income (Loss) Per Share	$0.10	$0.08	$0.09	$(0.12)
Diluted Net Income (Loss) Per Share	0.10	0.08	0.09	$(0.12)

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(restated)	(restated)	(restated)
Revenues	$41,798,315	$51,334,225	$50,339,105	$52,231,186
Operating Income	10,235,485	17,636,415	14,342,410	17,922,018
Net Income	4,269,260	11,342,597	8,858,000	5,026,692
Basic Net Income Per Share	$0.07	$0.17	$0.13	$0.08
Diluted Net Income Per Share	0.07	0.17	0.13	$0.08

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company entered into new derivative contracts covering 4,500 barrels of oil per day for the period of January 2021 through December 2021. All of the derivative contracts are in the form of costless collars of WTI Crude Oil prices. "Costless collars" are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Please see the below table for information related to the put prices and call prices for the derivative contracts in place for 2021.

Date entered into	Barrels per day	Put price	Call price
2021 contracts
02/25/20	1,000	$45.00	$54.72
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

Subsequent to December 31, 2019, there has been a significant decline in oil prices due to global circumstances that are out of our control. As a result, the value of our derivative contracts has changed significantly. As of December 31, 2019, our balance sheet reflected a $3,000,078 derivative liability. As of March 16, 2020, there has been an unrealized gain on derivativs and that liability has become an asset.

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

For the years ended December 31,	2019	2018	2017
Oil and natural gas sales	$195,702,831	$120,065,361	$66,699,700
Production costs	(48,496,225)	(27,801,989)	(15,978,362)
Production taxes	(9,130,379)	(5,631,093)	(3,152,562)
Depreciation, depletion, amortization and accretion	(56,204,269)	(39,024,886)	(21,085,748)
Ceiling test impairment	—	(14,172,309)	—
General and administrative (exclusive of corporate overhead)	(5,696,189)	(1,404,635)	(995,265)
Results of Oil and Natural Gas Producing Operations	$76,175,769	$32,030,449	$25,487,763

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

For the Year Ended December 31,	2019		2018
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	27,809,748	52,765,698	28,943,742	18,037,489
Purchases of minerals in place	36,501,824	41,921,368	2,582,718	1,332,439
Improved recovery	4,732,449	2,530,636	1,142,222	4,197,487
Extensions and discoveries	13,295,301	5,501,627	7,425,387	32,867,798
Sale of minerals in place	(758,169)	(811,279)	—	—
Production	(3,536,126)	(2,476,472)	(2,047,295)	(1,112,177)
Upward revision of estimate	2,731,228	1,618,234	193,531	93,562
Downward revision of estimate due to well performance	(3,699,908)	(11,680,453)	(1,145,110)	(477,732)
Downward revision of estimate due to commodity prices	(3,655,679)	(28,789,545)	(1,498,282)	(1,636,515)
Downward revision of estimate due to removal of undeveloped locations	(2,061,654)	(2,307,932)	(492,388)	(209,168)
Downward revision of estimate due to removal of waterflood reserves	—	—	(7,294,777)	(327,485)

End of year	71,359,014	58,271,882	27,809,748	52,765,698

Proved Developed at beginning of year	19,206,048	32,413,447	15,321,600	12,647,200
Proved Undeveloped at beginning of year	8,603,700	20,352,251	13,622,142	5,390,289

Proved Developed at end of year	41,242,050	34,467,870	19,206,048	32,413,447
Proved Undeveloped at end of year	30,116,964	23,804,012	8,603,700	20,352,251

1 Oil reserves are stated in barrels; natural gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2019	2018
Future cash flows	$3,825,773,515	$1,805,419,612
Future production costs	(964,887,856)	(594,609,134)
Future development costs	(252,457,833)	(94,973,603)
Future income taxes	(424,715,966)	(176,430,782)
Future net cash flows	2,183,711,860	939,406,093
10% annual discount for estimated timing of cash flows	(1,260,536,809)	(483,461,452)

Standardized Measure of Discounted Cash Flows	$923,175,051	$455,944,641

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2019	2018
Beginning of the year	$455,944,641	$322,465,119
Purchase of minerals in place	598,489,190	50,094,951
Improved recovery, less related costs	86,989,301	145,717,969
Extensions and discoveries, less related costs	247,652,632	22,365,230
Development costs incurred during the year	152,125,320	198,870,366
Sales of oil and gas produced, net of production costs	(137,663,314)	(92,263,372)
Sales of minerals in place	(30,174,528)	—
Accretion of discount	47,463,292	38,426,781
Net changes in price and production costs	(219,608,128)	178,396,156
Net change in estimated future development costs	47,617,158	(56,282,127)
Upward revisions	44,034,636	4,975,263
Revision of previous quantity estimates as a result well performance	(64,553,979)	(39,785,033)
Revision of previous quantity estimates as a result of commodity prices	(71,545,320)	(29,332,880)
Revision of previous quantity estimates as a result removal of uneconomic proved undeveloped locations	(34,079,006)	(17,681,142)
Revision of previous quantity estimates as a result removal of proved undeveloped locations due to changes in previously adopted development plans	—	(178,024,754)
Revision of estimated timing of cash flows	(107,443,484)	(66,002,740)
Net change in income taxes	(92,073,360)	(25,995,146)

End of the Year	$923,175,051	$455,944,641