Form 10-Q
period 2020-03-31
RING ENERGY, INC.
filed 2020-05-11
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 67,977,095 shares were outstanding at May 11, 2020.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2020

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2019. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East;

●	the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Explanatory Note

As previously disclosed in the Notes to Financial Statements of the 2019 Form 10-K, we restated our unaudited financial statements for the quarter and year to date periods ended March 31, 2019, June 30, 2019 and September 30, 2019.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$12,531,388	$10,004,622
Accounts receivable	12,027,477	22,909,195
Joint interest billing receivable	2,444,702	1,812,469
Derivative receivable	3,334,128	—
Derivative asset	34,056,600	—
Prepaid expenses and retainers	397,802	3,982,255
Total Current Assets	64,792,097	38,708,541
Properties and Equipment
Oil and natural gas properties subject to amortization	1,100,005,708	1,083,966,135
Financing lease asset subject to depreciation	858,513	858,513
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	1,102,329,772	1,086,290,199
Accumulated depreciation, depletion and amortization	(170,757,041)	(157,074,044)
Net Properties and Equipment	931,572,731	929,216,155
Operating lease asset	1,577,993	1,867,044
Derivative asset	10,030,002	—
Deferred Financing Costs	3,025,326	3,214,408
Total Assets	$1,010,998,149	$973,006,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$39,051,572	$54,635,602
Financing lease liability	284,630	280,970
Operating lease liability	1,056,690	1,175,904
Derivative liabilities	—	3,000,078
Total Current Liabilities	40,392,892	59,092,554

Deferred income taxes	18,451,092	6,001,176
Revolving line of credit	366,500,000	366,500,000
Financing lease liability, less current portion	352,660	424,126
Operating lease liability, less current portion	521,303	691,140
Asset retirement obligations	16,792,356	16,787,219
Total Liabilities	443,010,303	449,496,215
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,993,797 shares and 67,993,797 shares issued and outstanding, respectively	67,994	67,994
Additional paid-in capital	526,975,076	526,301,281
Retained earnings (accumulated deficit)	40,944,776	(2,859,342)
Total Stockholders' Equity	567,987,846	523,509,933
Total Liabilities and Stockholders' Equity	$1,010,998,149	$973,006,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months
	Ended March 31,
	2020	2019 (restated)

Oil and Gas Revenues	$39,570,328	$41,798,315

Costs and Operating Expenses
Oil and gas production costs	10,378,461	9,408,764
Oil and gas production taxes	1,870,245	2,082,875
Depreciation, depletion and amortization	13,682,996	12,929,054
Asset retirement obligation accretion	231,962	215,945
Lease expense	289,051	128,175
General and administrative expense	3,035,895	6,798,017

Total Costs and Operating Expenses	29,488,610	31,562,830

Income from Operations	10,081,718	10,235,485

Other Income (Expense)
Interest income	5	12,236
Interest expense	(4,248,498)	(773,017)
Realized gain on derivatives	3,334,128	—
Unrealized gain (loss) on change in fair value of derivatives	47,086,681	(340,685)

Net Other Income (Expense)	46,172,316	(1,101,466)

Income before tax provision	56,254,034	9,134,019

Provision for Income Taxes	(12,449,916)	(4,864,759)

Net Income	$43,804,118	$4,269,260

Basic Income per Share	$0.64	$0.07
Diluted Income per Share	$0.64	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the three Months Ended March 31, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Share-based compensation	—	—	673,795	—	673,795
Net income	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846

For the three Months Ended March 31, 2019 (restated)
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	4,269,260	4,269,260
Balance, March 31, 2019 (restated)	63,229,710	$63,230	$495,726,558	$(28,086,633)	$467,703,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2020	2019 (restated)
Cash Flows From Operating Activities
Net income	$43,804,118	$4,269,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	13,682,996	12,929,054
Accretion expense	231,962	215,945
Amortization of deferred financing costs	189,082	—
Share-based compensation	673,795	834,465
Deferred income tax provision	12,028,380	1,918,144
Excess tax deficiency related to share-based compensation	421,536	2,946,615
Change in fair value of derivative instruments	(47,086,680)	340,685
Changes in assets and liabilities:
Accounts receivable	6,915,357	(15,808,739)
Prepaid expenses and retainers	3,584,453	180,452
Accounts payable	(6,614,029)	2,111,804
Settlement of asset retirement obligation	(293,212)	(107,770)
Net Cash Provided by Operating Activities	27,537,758	9,829,915
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(480,048)	(13,358,132)
Payments to develop oil and natural gas properties	(24,463,138)	(42,228,740)
Net Cash (Used in) Investing Activities	(24,943,186)	(55,586,872)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	—	45,000,000
Reduction of financing lease liabilities	(67,806)	—
Net Cash Provided by (Used in) Financing Activities	(67,806)	45,000,000
Net Change in Cash	2,526,766	(756,957)
Cash at Beginning of Period	10,004,622	3,363,726
Cash at End of Period	$12,531,388	$2,606,769
Supplemental Cash Flow Information
Cash paid for interest	$4,211,754	$708,951
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$66,387	$175,173
Capitalized expenditures attributable to drilling projects
financed through current liabilities	6,200,000	34,605,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	—	1,464,394
Assumption of prepaid assets	—	2,864,554
Assumption of accounts and revenue payables	—	(1,234,862)
Asset retirement obligation incurred through acquisition	—	(2,979,645)
Acquisition payable to be settled through equity	—	(28,356,396)
Acquisition payable to be settled through cash payment	—	(256,877,766)
Oil and gas properties subject to amortization	—	285,119,721

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020 and global storage considerations. The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, who have begun to cut their capital and operating budgets. The Company's financial statements for the three-month period ended March 31, 2020, reflect the impact of these events and current market conditions, which include namely the tax benefits resulting from the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The continued spread of COVID-19 or deterioration in oil prices could result in further adverse impact on the Company's results of operations, cash flows and financial position, including further asset impairments.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  The Company’s unaudited condensed financial statements are based on a number of significant estimates, including estimates of oil and natural gas reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties.  Reserve estimates, by their nature, are inherently imprecise.  Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company’s future results of operations.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Derivative Instruments and Hedging Activities – The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three  months ended March 31, 2020, the change in fair value resulted in the recognition of an unrealized gain of $47,086,681 on derivative contracts. During the three months ended March 31, 2019, the change in fair value resulted in the recognition of an unrealized loss of $340,685 on derivative contracts.

During the three months ended March 31, 2020, the Company had a realized gain of $3,334,128 on derivatives. During the three months ended March 31, 2019, the Company had no realized gain or loss on derivatives.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at March 31, 2020. During the three months ended March 31, 2020, sales to two customers represented 49% and 29%, respectively, of the Company’s oil and gas revenues. At March 31, 2020, these two customers made up 48% and 35%, respectively, of the Company’s accounts receivable.

Approximately 83% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no allowance for doubtful accounts has been provided at March 31, 2020. The Company also has joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of our costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. Depreciation, depletion and amortization expense for the three months ended March 31, 2020 was $13,682,996 based on depletion at the rate of $13.81 per barrel of oil equivalent compared to $12,929,054 based on depletion at the rate of $14.72 per barrel of oil equivalent for the three months ended March 31, 2019. These amounts include $111,191 of depreciation for the three  months ended March 31, 2020, compared to $41,154 of depreciation for the three months ended March 31, 2019.

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

Recently Adopted Accounting Pronouncements – In August 2018, the FASB issued Accounting Standards Updated (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurement. ASU 2018-13 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. ASU 2018-13 requires that the additional disclosure requirements be adopted using a retrospective approach.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer.  Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery.  The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials.  The guidance does not require that the transaction price be fixed or stated in the contract.  Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates.  Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2020 and 2019:

	For The Three Months
	Ended March 31,
	2020	2019
Operating revenues
Oil	$38,637,199	$40,877,983
Natural gas	933,129	920,332

Total operating revenues	$39,570,328	$41,798,315

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

The Company also has month to month leases or other short-term leases for equipment used in our operations on which the Company has made accounting policy elections not to capitalize these leases.  These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months.  The lease costs associated with these leases is reflected in the short-term lease costs below.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also has financing leases for vehicles.  These leases have a term of 36 months at the end of which the Company owns the vehicles.  These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.

Future lease payments associated with these operating and financing leases as of March 31, 2020 are as follows:

	2020	2021	2022
Operating lease payments (1)	$927,584	$708,392	$—
Financing lease payments (2)	233,405	311,206	132,499
(1)	The weighted average discount rate as of March 31, 2020 for operating leases was 4.49%. Based on this rate, the future lease payments above include imputed interest of $57,982.
(2)	The weighted average discount rate as of March 31, 2020 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $38,159.

The following table provides supplemental information regarding cash flows from operations:

	2020	2019
Operating lease costs	$309,195	$128,175
Short term lease costs (1)	851,949	153,759
Financing lease costs:
Amortization of financing lease assets (2)	71,853	—
Interest on lease liabilities (3)	8,822	—
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
		2019
	2020	(restated)
Net Income	$43,804,118	$4,269,260
Basic Weighted-Average Shares Outstanding	67,993,797	63,229,710
Effect of dilutive securities:
Stock options	—	590,098
Restricted stock	3,295	172,741
Diluted Weighted-Average Shares Outstanding	67,997,092	63,992,549
Basic Income per Share	$0.64	$0.07
Diluted Income per Share	$0.64	$0.07

Stock options to purchase 2,748,500 shares of common stock and 1,329,489  shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2020, as their effect would have been anti-dilutive. Stock options to purchase 993,500 shares of common stock and 326,200 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2019, as their effect would have been anti-dilutive.

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

Assets acquired:
Joint interest billing receivable	$1,464,394
Prepaid assets	2,864,554
Liabilities assumed
Draw on revolving line of credit	(15,000,000)
Accounts and revenues payable	(1,234,862)
Asset retirement obligations	(2,979,645)
Acquisition payable settled through equity	(28,356,396)
Acquisition payable settled through cash payment	(256,877,766)
Total Identifiable Net Assets	$(300,119,721)

The $15 million draw on the revolving line of credit was the deposit placed at the signing of the Purchase and Sale Agreement on February 25, 2019. The Acquisition closed on April 9, 2019, at which time we issued 4,581,001 shares of common stock and paid the cash settlement amounts through the amendment and restatement of the Credit Facility as discussed further in Note 8.

The Company will continue to evaluate the fair value of the assets and liabilities reflected above and will record any adjustments, if needed, in future periods.

The following unaudited pro forma information for the three months ended March 31, 2019 is presented to reflect the operations of the Company as if the acquisition of assets had been completed on January 1, 2019:

For The Three Months
Ended March 31,
2019

Oil and Gas Revenues	$48,463,729
Net Income	$11,379,247

Basic Earnings per Share	$0.17
Diluted Earnings per Share	$0.17

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

During April and November of 2019 and February and March of 2020, the Company entered into derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs. “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. The trades were for a total of 5,500 barrels of oil per day for the period of January 2020 through December 2020 and 4,500 barrels of oil per day for the period of January 2021 through December 2021. The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price
2020 contracts
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 contracts
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

	Fair Value Measurement Classification
	Quoted prices in
	Actives Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of March 31, 2019

Oil and gas derivative (liabilities)	$—	$(340,685)	$—	$(340,685)

Total	$—	$(340,685)	$—	$(340,685)

	Fair Value Measurement Classification
	Quoted prices in
	Actives Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of March 31, 2020

Oil and gas derivative assets	$—	$47,420,730	$—	$47,420,730

Total	$—	$47,420,730	$—	$47,420,730

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increased the maximum borrowing amount to $1 billion, increased the borrowing base (the “Borrowing Base”) to $425 million, subject to periodic redeterminations, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien security interest on substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The Borrowing Base is redetermined semi-annually on each May 1 and November 1. The May redetermination is in process. The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans. The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of Borrowing Base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 0.75% and 1.75% (depending on the then-current level of Borrowing Base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2020, $366,500,000 was outstanding on the Credit Facility. The Company was in compliance with all covenants contained in the Credit Facility as of March 31, 2020.

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

Balance, December 31, 2019	$16,787,219
Liabilities incurred	66,387
Liabilities settled	(293,212)
Accretion expense	231,962
Balance, March 31, 2020	$16,792,356

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Issued in Public Offering – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note 5. As a part of the consideration for the acquisition, the Company issued 4,581,001 shares of common stock, of which 2,538,071 shares were initially being held in escrow to satisfy potential indemnification claims arising under the Purchase Agreement. One half of the shares placed into escrow remained in escrow as of March 31, 2020.  The escrow shares will be released pursuant to the terms of the Purchase and Sale Agreement. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares issued, based on this price, was $28,356,396.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three months ended March 31, 2020, was $673,795 as compared to $834,465 for the three months ended March 31, 2019. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2020, there were 31,355 shares remaining eligible for issuance under the plan.

Stock Options

A summary of the stock option activity as of March 31, 2019 and 2020, respectively, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2018	2,751,000	$6.28
Granted	—	$—
Forfeited or rescinded	(2,500)	$11.70
Vested	—	$—
Outstanding, March 31, 2019	2,748,500	$6.28	5.3 Years	$3,366,300
Exercisable, March 31, 2019	2,323,400	$5.42	4.6 Years

Outstanding, December 31, 2019	2,748,500	$6.28
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, March 31, 2020	2,748,500	$6.28	3.7 Years	$—
Exercisable, March 31, 2020	2,506,700	$5.78	3.4 Years

The intrinsic value was calculated using the closing price on March 31, 2019 and 2020 of $5.87 and $0.66, respectively. As of March 31, 2020, there was $575,402 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 1.3 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of March 31, 2019 and 2020, and changes during the three months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	—	—
Forfeited or rescinded	(4,400)	7.53
Vested	—	—
Outstanding, March 31, 2019	873,960	$7.36

Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(2,400)	4.78
Vested	—	—
Outstanding, March 31, 2020	1,339,489	$4.93

As of March 31, 2020, there was $3,905,640 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.6 years.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company totaling $260,000 to state and federal agencies and $741,000 to an electric utility company. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the States of Texas  and New Mexico. The letters of credit to the utility company should not require renewal after the initial one-year term. No amounts have been drawn under the standby letters of credit.

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 should not require renewal after the initial one-year term.

NOTE 13 – SUBSEQUENT EVENTS

On April 13, 2020, the Company drew $21.5 million on the Credit Facility, increasing the total amount outstanding to $388 million.

On April 9, 2020, the Company entered into a Purchase and Sale Agreement to sell its Delaware Basin assets, consisting of approximately 20,000 net acres located in Culberson and Reeves Counties, Texas. The sales price is $31.5 million. The Company has received a $500,000 non-refundable deposit and expects to close the transaction in approximately 60 days, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and our interim unaudited financial statements and accompanying notes to these financial statements.

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

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed.  We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties.  Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. Ring's preliminary plan included drilling 18 horizontal wells on the Northwest Shelf and performing workovers and extensive infrastructure projects on its Northwest Shelf, Central Basin Platform and Delaware Basin assets in 2020. Due to the recent drop in the price of oil and the ongoing COVID-19 pandemic, Ring re-evaluated its current capital expenditure budget for 2020 and made changes that the Company believes are in the best interest of the Company and its stockholders, including ceasing any further drilling until oil prices stabilize. Of the 18 new wells, the Company drilled four new horizontal San Andres wells on its Northwest Shelf asset in the first quarter of 2020. All four new wells drilled were completed, tested and had Initial Potentials (“IP”) filed. In addition to the four new wells drilled in the first quarter which had IPs filed, the Company completed testing and filed IPs on two additional horizontal wells drilled in previous quarters. The average IP rate for all six of these horizontal wells was 558 barrels of oil equivalent (“BOEPD”) per day, or 107 BOE / 1,000 feet on an average lateral of 5,246 feet. The Company performed nine conversions from electrical submersible pumps to rod pumps in the first quarter 2020. Currently, the Company does not plan to drill further until it is comfortable that commodity pricing has stabilized. In view of the uncertainty of the extent of the contraction in oil demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, the Company has turned its strategic focus to reducing costs and maintaining cash flows.
●	Reduction of Long-Long Term Debt and De-Leveraging of Asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions. Subsequent to the first quarter of 2020, the Company entered into a purchase and sale agreement to sell its Delaware Basin assets for a sale price of $31.5 million and expects such disposition to close in approximately 60 days, subject to customary closing conditions.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.

●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and to meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and bring out more value in the assets.

Executive Summary - 2020 Developments and Highlights - COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas. Also in March 2020, Saudi Arabia and Russia failed to agree to cut production of oil along with the Organization of the Petroleum Exporting Countries ("OPEC"), and Saudi Arabia significantly reduced the price at which it sells oil and announced plans to increase production, which contributed to a sharp drop in the price of oil. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained low. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April.

As a producer of oil and natural gas, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. To date, we have had no confirmed cases of COVID-19 within our employee group at any of our locations.

Our primary oil and natural gas producing properties are located in Permian Basin. Although the decline in oil prices has negatively impacted our oil revenue, oil sales represented approximately 98% and 98% of our total revenue for the three months ended March 31, 2020, and the year ended December 31, 2019, respectively. While natural gas prices also declined during the first quarter of 2020, the decline in natural gas prices has been far less significant than the decline in oil prices. We have hedged 5,500 barrels per day of oil through derivative financial contracts at a $50 floor for the remainder of 2020. We also have hedges in place for 4,500 barrels per day of oil at a weighted average price of $42.22 per barrel for 2021. Our 2020 and 2021 derivative hedges resulted in total unrealized fair value gains of $47.1 million and realized gain on derivates of $3.3 million, during the three months ended March 31, 2020.All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity or shut-ins, will not impact our ability to realize the benefits of the hedges.

Our supply chain also has not thus far experienced any significant interruptions. The industry overall is experiencing storage capacity constraints with respect to oil and certain natural gas products, and we may become subject to those constraints if we are not able to sell our production, or certain components of our production, or enter into additional storage arrangements. The lack of a market or available storage for natural gas product or oil could result in us having to delay or discontinue well completions and commercial production or to shut in production for other products as we cannot curtail the production of individual products in a meaningful way without reducing the production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of or for how long any shut-ins may occur.

In addition, as previously announced, we have reduced our drilling and completion capital budget for 2020 by approximately 63% since the beginning of the year. We will continue to monitor our capital expenditure plan throughout the year and will make further revisions if deemed necessary. Reductions in the 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells are brought online.

In May 2020, the Borrowing Base supporting our Credit Facility is subject to its semi-annual redetermination. We have been working with SunTrust (lead bank on the Credit Facility) regarding the upcoming redetermination for this May. As our Borrowing Base is subject to a semi-annual redetermination  our available borrowings and liquidity could be impacted by a redetermination in 2020.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control, which can adversely impact our generation of funds from operating cash flows, available borrowings under our Credit Facility and our ability to access the capital markets.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control, which can adversely impact our generation of funds from operating cash flows, available borrowings under our Credit Facility and our ability to access the capital markets. In accordance with ASC 205 in connection with preparing financial statements for each annual and interim reporting period, our management continues to evaluate whether there are conditions and events, considered in the aggregate, that raise “substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued.” We believe we are taking appropriate steps in response to the evolving circumstances. However, past performance is not a promise of future events. To the extent that pandemic-related events and the recent OPEC+ price war do not provide evidence about conditions that existed at the balance sheet date, the Company considers it necessary to disclose it cannot estimate all aspects of the ongoing impact of COVID-19 or the recent OPEC+ price war on the financial statements.

Results of Operations – For the Three Months Ended March 31, 2020 and 2019

Oil and natural gas sales.  For the three months ended March 31, 2020, oil and natural gas sales revenue decreased $2,227,987 to $39,570,328, compared to $41,798,315 for the same period during 2019, primarily as a result of lower commodity prices.

Oil sales decreased $2,240,800 and natural gas sales increased $12,796.  For the three months ended March 31, 2020, oil sales volume increased 43,039 barrels to 855,603 barrels, compared to 812,565 barrels for the same period in 2019.  The average realized per barrel of oil price decreased 10% from $50.31 for the three months ended March 31, 2019, to $45.16 for the three months ended March 31, 2020.  For the three months ended March 31, 2020, gas sales volume increased 369,287 thousand cubic feet (MCF) to 765,551 MCF, compared to 396,264 MCF for the same period in 2019.  The average realized natural gas price per MCF decreased 48% from $2.32 for the three months ended March 31, 2019, to $1.22 for the three months ended March 31, 2020.

Oil and gas production costs.  Our lease operating expenses (LOE) increased from $9,408,764, or $10.71 per barrel of oil equivalent (BOE) for the three months ended March 31, 2019, to $10,378,461 or $10.56 per BOE for the three months ended March 31, 2020.  The increase in total LOE is primarily a result of having more wells through development between the periods.  The decrease in the per BOE rate is primarily a result of increased production.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2019 and remained steady at 5% for the three months ended March 31, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense increased by $769,959 to $13,914,958 for the three months ended March 31, 2020, compared to $13,144,999 during the same period in 2019.  The increase was primarily a result of higher production volumes.

General and administrative expenses.  General and administrative expense decreased $3,762,122 to $3,035,895 for the three months ended March 31, 2020, as compared to $6,798,017 for the three months ended March 31, 2019.  This change was primarily the result of having significant acquisition related costs during the three-month period of 2019 and not having similar costs in 2020.

Interest expense.  Interest expense increased $3,475,481 to $4,248,498 for the three months ended March 31, 2020, as compared to $773,017 for the three months ended March 31, 2019.  This increase was the result of a larger amount drawn on our Credit Facility, most of which was incurred in the acquisition of our Northwest Shelf assets in 2019.

Realized gain on Derivative Instruments.  Realized gain on derivatives for the three months ended March 31, 2020 was $3,334,128.  There was no realized gain or loss on derivatives during the three months ended March 31, 2019.

Unrealized loss on Derivative Instruments and Hedging Activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended March 31, 2020, the change in fair value resulted in the recognition of a gain of $47,086,681 on derivative contracts as compared to a loss of $340,685 during the same period in 2019.

Net income.  For the three months ended March 31, 2020, the Company had net income of $43,804,118, as compared to $4,269,260 for the three months ended March 31, 2019.  The realized and unrealized gains on derivative instruments were the primary reason for this change.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2020, the Company had cash on hand of $12,531,388, compared to $10,004,622 as of December 31, 2019.  The Company had net cash provided by operating activities for the three months ended March 31, 2020, of $27,537,758, compared to $9,829,915 for the same period of 2019.  The other most significant cash inflow during the periods was proceeds from draws on our Credit Facility of $45,000,000 in 2019.  The most significant cash outflows during the three months ended March 31, 2020 and 2019 were capital expenditures in connection with the purchase and development of oil and gas properties of $24,943,186 and $55,586,872, respectively.

Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, cash flows from our hedges and availability under the Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand has had, and is likely to continue to have, a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition. In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, we have turned our strategic focus to reducing costs and maintaining cash flows.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Facility with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, increased the borrowing base (the “Borrowing Base”) to $425 million, subject to periodic redeterminations, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien security interest on substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base is redetermined semi-annually on each May 1 and November 1. The May redetermination is in process. The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans.  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 1.75% and 2.75% (depending on the then-current level of Borrowing Base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 0.75% and 1.75% (depending on the then-current level of Borrowing Base usage).

A prolonged period of weak, or a significant decrease in, industry activity may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt. Current global and market conditions have increased the potential for that difficulty.

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (as defined in the Credit Facility) of not more than 4.0 to 1.0 and (ii) a minimum current ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of March 31, 2020, $366,500,000 was outstanding on the Credit Facility.  The Company was in compliance with all covenants contained in the Credit Facility as of March 31, 2020.

Derivative Financial Instruments and Hedging Activity

During April and November of 2019 and February and March of 2020, the Company entered into derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 5,500 barrels of oil per day for the period of January 2020 through December 2020 and 4,500 barrels of oil per day for the period of January 2021 through December 2021.  The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2020 contracts
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 contracts
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At March 31, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties and/or developed undrilled properties rather than exploratory properties.  We do not intend to limit our evaluation to any one state.  We presently have no intention to evaluate offshore properties or properties located outside of the United States.

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

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

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

Compliance with these regulations may constitute a significant cost and effort for Ring.  To date, no specific accounting for environmental compliance has been maintained or projected by Ring.  Ring does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of March 31, 2020, the Company had $366.5 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 3.72%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3.665 million based on the aggregate of $366.5 million outstanding under the Credit Facility as of March 31, 2020.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the three month period ended March 31, 2020, ranged from a low of $28.34 per barrel to a high of $57.38 per barrel. Natural gas prices we received during the same period ranged from a low of negative $0.52 per Mcf to a high of $3.08 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

During April and November of 2019 and February and March of 2020, the Company entered into derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total of 5,500 barrels of oil per day for the period of January 2020 through December 2020 and 4,500 barrels of oil per day for the period of January 2021 through December 2021.  The following table reflects the put and call prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2020 contracts
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 contracts
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $12 million at March 31, 2020) and through receivables from our joint interest partners (approximately $2.4 million at March 31, 2020).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the three months ended March 31, 2020, sales to two customers, Phillips 66 (“Phillips”) and Occidental Energy Marketing (“Oxy”) represented 49% and 29% of oil and gas revenues, respectively.  As of March 31, 2020, Phillips and Oxy represented 48% and 35% of our accounts receivable, respectively.  Effective with May 2020 production, a portion of the volumes previously purchased by Oxy will now be purchased by Phillips and so the concentration of our receivables from Phillips is likely to increase.  However, due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  During the three months ended March 31, 2020, the Company incorporated procedures from our annual review process into our quarterly review process in order to remediate a material weakness identified during 2019.  These changes included preparing additional schedules and incorporating some additional third party review.  We believe these additional steps adequately remediate the material weakness.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2019 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2019 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk, in addition to those described below and in the 2019 Form 10-K, may materially and adversely affect our business, financial condition, cash flows and results of operations.

The ongoing COVID-19 pandemic and the recent OPEC+ price war could disrupt our operations and adversely impact our business and financial results. In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns and halting of commercial and interpersonal activity, as governments around the world imposed regulations in efforts to control the spread of COVID-19 such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in oil prices in response to demand concerns, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage considerations. The confluence of these events has resulted in significantly weaker outlook for oil producers, including reduced operating and capital budgets as well as market confidence in overall industry viability. We are not currently able to predict the duration or severity of the spread of COVID-19, the OPEC+ price war or the responses thereto, and if economic and industry conditions do not improve, these events will adversely impact our financial condition and results of operations.

The current environment may make it even more difficult to comply with our covenants and other restrictions in our Credit Facility, and a lack of confidence in our industry on the part of the financial markets may result in a lack of access to capital, any of which could lead to reduced liquidity, an event of default under our Credit Facility, the possible acceleration of our repayment of outstanding debt under our Credit Facility, the exercise of certain remedies by our lenders, or a limited ability or inability to refinance our debt.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Purchase and Sale Agreement dated February 25, 2019, among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Registration Rights Agreement, dated April 9, 2019, by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	8-K	001-36057	4.1	04/12/19
4.2	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	03/16/2020
10.1	Amended and Restated Senior Credit Facility, dated April 9, 2019, by and among Ring Energy, Inc., the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders and as issuing bank LLC	8-K	001-36057	10.2	04/12/19
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 11, 2020	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)