Form 10-Q
period 2020-06-30
RING ENERGY, INC.
filed 2020-08-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes ⌧ No

The registrant has one class of common stock of which 67,980,575 shares were outstanding at August 10, 2020.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2020

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$17,229,780	$10,004,622
Accounts receivable	8,652,807	22,909,195
Joint interest billing receivable	523,439	1,812,469
Derivative asset	12,770,803	—
Prepaid expenses and retainers	584,395	3,982,255
Total Current Assets	39,761,224	38,708,541
Properties and Equipment
Oil and natural gas properties subject to amortization	953,891,407	1,083,966,135
Financing lease asset subject to depreciation	858,513	858,513
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	956,215,471	1,086,290,199
Accumulated depreciation, depletion and amortization	(178,095,148)	(157,074,044)
Net Properties and Equipment	778,120,323	929,216,155
Operating lease asset	1,285,786	1,867,044
Derivative asset	4,544,271	—
Deferred Income Taxes	20,665,540	—
Deferred Financing Costs	2,836,243	3,214,408
Total Assets	$847,213,387	$973,006,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,164,925	$54,635,602
Financing lease liability	288,386	280,970
Operating lease liability	936,270	1,175,904
Derivative liabilities	—	3,000,078
Total Current Liabilities	20,389,581	59,092,554

Deferred income taxes	—	6,001,176
Revolving line of credit	375,000,000	366,500,000
Financing lease liability, less current portion	275,998	424,126
Operating lease liability, less current portion	349,516	691,140
Asset retirement obligations	16,996,355	16,787,219
Total Liabilities	413,011,450	449,496,215
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,980,575 shares and 67,993,797 shares issued and outstanding, respectively	67,981	67,994
Additional paid-in capital	528,189,246	526,301,281
Accumulated deficit	(94,055,290)	(2,859,342)
Total Stockholders' Equity	434,201,937	523,509,933
Total Liabilities and Stockholders' Equity	$847,213,387	$973,006,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2020	2019 (restated)	2020	2019 (restated)

Oil and Gas Revenues	$10,636,593	$51,334,225	$50,206,921	$93,132,540

Costs and Operating Expenses
Oil and gas production costs	7,072,296	11,569,109	17,450,757	20,977,873
Oil and gas production taxes	433,760	2,412,895	2,304,005	4,495,770
Depreciation, depletion and amortization	7,338,108	14,615,270	21,021,104	27,544,324
Ceiling test impairment	147,937,943	—	147,937,943	—
Asset retirement obligation accretion	231,367	229,234	463,329	445,179
Operating lease expense	292,207	128,175	581,258	256,350
General and administrative expense	4,176,609	4,743,127	7,212,504	11,541,144

Total Costs and Operating Expenses	167,482,290	33,697,810	196,970,900	65,260,640

Income (Loss) from Operations	(156,845,697)	17,636,415	(146,763,979)	27,871,900

Other Income (Expense)
Interest income	1	1,260	6	13,496
Interest expense	(4,253,040)	(4,259,908)	(8,501,538)	(5,032,925)
Realized gain on derivatives	13,753,567	—	17,087,695	—
Unrealized gain (loss) on change in fair value of derivatives	(26,771,529)	1,530,230	20,315,152	1,189,545

Net Other Income (Expense)	(17,271,001)	(2,728,418)	28,901,315	(3,829,884)

Income (Loss) before Tax Provision	(174,116,698)	14,907,997	(117,862,664)	24,042,016

(Provision for) Benefit from Income Taxes	39,116,632	(3,565,400)	26,666,716	(8,430,159)

Net Income (Loss)	$(135,000,066)	$11,342,597	$(91,195,948)	$15,611,857

Basic Earnings (Loss) per Share	$(1.99)	$0.17	$(1.34)	$0.24
Diluted Earnings (Loss) per Share	$(1.99)	$0.17	$(1.34)	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
For the Six Months Ended June 30, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Share-based compensation	—	—	673,795	—	673,795
Net income	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Restricted stock vested	3,480	4	(4)	—	—
Share-based compensation	—	—	1,317,542	—	1,317,542
Net loss	—	—	—	(135,000,066)	(135,000,066)
Balance, June 30, 2020	67,980,575	$67,981	$528,189,246	$(94,055,290)	$434,201,937
For the Six Months Ended June 30, 2019 (restated)
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	4,269,260	4,269,260
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(28,086,633)	$467,703,155
Common stock issued as consideration in asset acquisition	4,581,001	4,581	28,351,815	—	28,356,396
Restricted stock vested	400	—	—	—	—
Share-based compensation	—	—	808,734	—	808,734
Net income	—	—	—	11,342,597	11,342,597
Balance, June 30, 2019	67,811,111	$67,811	$524,887,107	$(16,744,036)	$508,210,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2020	2019 (restated)
Cash Flows From Operating Activities
Net income (loss)	$(91,195,948)	$15,611,857
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	21,021,104	27,544,324
Ceiling test impairment	147,937,943	—
Accretion expense	463,329	445,179
Amortization of deferred financing costs	378,165	—
Share-based compensation	1,991,337	1,643,199
Deferred income tax provision	(25,048,702)	5,049,219
Excess tax deficiency related to share-based compensation	(1,618,014)	3,380,940
Change in fair value of derivative instruments	(20,315,152)	(1,189,545)
Changes in assets and liabilities:
Accounts receivable	15,545,418	(9,847,686)
Prepaid expenses and retainers	3,397,860	(6,388,823)
Accounts payable	(22,050,677)	(451,965)
Settlement of asset retirement obligation	(320,580)	(384,956)
Net Cash Provided by Operating Activities	30,186,083	35,411,743
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(1,017,434)	(268,120,579)
Payments to develop oil and natural gas properties	(30,302,779)	(81,051,832)
Net Cash Used in Investing Activities	(31,320,213)	(349,172,411)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	21,500,000	321,000,000
Payments on revolving line of credit	(13,000,000)	—
Reduction of financing lease liability	(140,712)	(24,076)
Net Cash Provided by Financing Activities	8,359,288	320,975,924
Net Change in Cash	7,225,158	7,215,256
Cash at Beginning of Period	10,004,622	3,363,726
Cash at End of Period	$17,229,780	$10,578,982
Supplemental Cash Flow Information
Cash paid for interest	$8,320,562	$932,896
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$66,387	$441,244
Operating lease assets obtained in exchange for new operating lease liability	—	539,577
Financing lease assets obtained in exchange for new financing lease liability	—	637,757
Capitalized expenditures attributable to drilling projects financed through current liabilities	1,750,000	41,800,000
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	—	1,464,394
Assumption of prepaid assets	—	2,864,554
Assumption of accounts and revenue payables	—	(1,234,862)
Asset retirement obligation incurred through acquisition	—	(2,979,645)
Common stock issued as partial consideration in asset acquisition	—	(28,356,396)
Oil and gas properties subject to amortization	—	296,910,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, who have been compelled to cut their capital and operating budgets and have implemented a diverse range of operational adjustments. The Company's financial statements for the three-month and six-month periods ended June 30, 2020, reflect the impact of these events and current market conditions. The continued spread of COVID-19 or further deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

Liquidity and Capital Considerations –  The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance date of these condensed financial statements.

The price of both oil and gas has decreased primarily as a result of oil demand concerns due to the economic impacts of COVID-19 and uncertainty surrounding the OPEC+ voluntary production adjustments. While declines in oil and natural gas prices affect the Company's liquidity, the Company's hedges protect, to some extent, its cash flows from such price declines; however, if oil or natural gas prices remain depressed or continue to decline, the Company may be required to record oil and gas property write-downs.

In early March 2020, global oil and natural gas prices declined sharply, have since been volatile, and may decline again. The Company expects ongoing oil price volatility over the short term. Continued depressed oil prices have had and will continue to have a material adverse impact on the Company's oil revenue, which is mitigated to some extent by the Company's hedge contracts.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As mentioned, consumer demand has decreased since the global COVID-19 outbreak, which decrease is largely attributable to travel restrictions enacted by governments in an effort to curtail the spread of the coronavirus. The effects of the COVID-19 pandemic and of the decrease in oil and natural gas prices continue to evolve and to be realized as of the date of this report. As such, it is uncertain as to the full magnitude of the foregoing events on the Company’s business. Management is actively monitoring the global situation and the impact or adverse effects of the recent events on the Company’s results of future operations, financial position and liquidity in fiscal year 2020.

Due to the recent oil price volatility, the Company has suspended its 2020 capital spending program. The Company has also reduced staff, reduced overtime and made other staffing changes.  Furthermore, the Company began shutting in and curtailing production in April 2020. The curtailments continued until early June 2020 when, with commodity prices improving and price differential decreasing, the Company  began bringing wells back online.

The Company believes that it has the ability to continue to fund its operations and service its debt by using cash on hand, cash flows from operations and cash flows from its hedges.

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

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximate their fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of accounts receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  The change in fair value resulted in the recognition of an unrealized loss of $26,771,529 for the three months ended June 30, 2020 and an unrealized gain of $20,315,152 for the six months ended June 30, 2020.  During the three and six months ended June 30, 2019, the change in fair value resulted in the recognition of unrealized gains of $1,530,230 and $1,189,545, respectively, on derivative contracts.  During the three and six months ended June 30, 2020, the Company had realized gains of $13,753,567 and $17,087,695, respectively, on derivatives.  During the three and six months ended June 30, 2019, the Company had no realized gain or loss on derivatives.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at June 30, 2020.  During the six months ended June 30, 2020, sales to two customers represented 55% and 22%, respectively, of the Company’s oil and gas revenues.  At June 30, 2020, these two customers made up 84% and 0%, respectively, of the Company’s accounts receivable.

Approximately 94% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas.  Oil and gas sales are generally unsecured.  The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided at June 30, 2020.  The Company also has joint interest billing receivable.  Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. For both the three and six months ended June 30, 2020, the Company incurred write downs on oil and natural gas properties as a result of the ceiling test in the amount of $147,937,943. No impairment was recorded for the three or six months ended June 30, 2019. Depreciation, depletion and amortization expense for the three and six months ended June 30, 2020 was $7,338,108 and $21,021,104, respectively, based on depletion at the rate of $14.52 and $14.05, respectively, per barrel of oil equivalent compared to $14,615,270 and $27,544,324, respectively, based on depletion at the rate of $14.70 and $14.72 per barrel of oil equivalent for the three and six months ended June 30, 2019. These amounts include $88,987 and $200,178, respectively, of depreciation for the three and six months ended June 30, 2020, compared to $66,277 and $107,431, respectively, of depreciation for the three and six months ended June 30, 2019.

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

The CARES ACT was enacted March 27, 2020 and includes income tax provisions that, among other things, allow net operating losses (“NOLs”) to be carried back, permits interest expense to be deducted up to a higher percentage of adjusted taxable income and modifies tax depreciation of qualified improvement property. These provisions have no material impact on the Company.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2020 and 2019:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Operating revenues
Oil	$10,414,374	$50,793,472	$49,051,574	$91,671,455
Natural gas	222,219	540,753	1,155,347	1,461,085

Total operating revenues	$10,636,593	$51,334,225	$50,206,921	$93,132,540

All revenues are from production from the Permian Basin in Texas and New Mexico.

NOTE 3 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

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

The Company also has month to month leases or other short-term leases for equipment used in its operations on which the Company has made accounting policy elections not to capitalize these leases.  These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months.  The lease costs associated with these leases are reflected in the short-term lease costs below.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company also has financing leases for vehicles.  These leases have a term of 36 months at the end of which the Company owns the vehicles.  These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.

Future lease payments associated with these operating and financing leases as of June 30, 2020 are as follows:

	2020	2021	2022
Operating lease payments (1)	$618,389	$708,392	$—
Financing lease payments (2)	155,603	311,206	132,499
(1)	The weighted average discount rate as of June 30, 2020 for operating leases was 4.49%. Based on this rate, the future lease payments above include imputed interest of $40,995.
(2)	The weighted average discount rate as of June 30, 2020 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $30,131.

The following table provides supplemental information regarding cash flows from operations:

	2020	2019
Operating lease costs	$581,258	$256,350
Short term lease costs (1)	2,142,077	307,518
Financing lease costs:
Amortization of financing lease assets (2)	143,706	25,956
Interest on lease liabilities (3)	16,850	4,029
(1)	Amount included in Oil and gas production costs
(2)	Included as a component of Depreciation, depletion and amortization
(3)	Included as a component of Interest expense

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
		2019		2019
	2020	(restated)	2020	(restated)
Net Income (Loss)	$(135,000,066)	$11,342,597	$(91,195,948)	$15,611,857
Basic Weighted-Average Shares Outstanding	67,980,794	67,357,645	67,987,295	65,305,081
Effect of dilutive securities:
Stock options	—	217,472	—	418,397
Restricted stock	—	95,142	—	128,870
Diluted Weighted-Average Shares Outstanding	67,980,794	67,670,259	67,987,295	65,852,348
Basic Earnings (Loss) per Share	$(1.99)	$0.17	$(1.34)	$0.24
Diluted Earnings (Loss) per Share	$(1.99)	$0.17	$(1.34)	$0.24

Stock options to purchase 483,500 shares of common stock and 1,329,209 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during both the three and six months ended June 30, 2020, as their effect would have been anti-dilutive. Stock options to purchase 1,013,500 shares of common stock and 276,860 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended June 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 2,353,500 shares of common stock and 276,860 shares of unvested restricted stock were excluded

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

from the computation of diluted earnings per share during the six months ended June 30, 2019, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”). The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. The Company incurred approximately $4.1 million in acquisition related costs, which were recognized in general and administrative expense during the six months ended June 30, 2019.  Total consideration after purchase price adjustments included a cash payment of approximately $264.1 million and the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims. As a part of the final settlement, Wishbone Partners, LLC returned 16,702 shares of stock.  These shares were subsequently cancelled by the Company.  The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement.  The price on February 25, 2019 was $6.19 per share.  The aggregate value of the shares returned, based on this price, was $103,385.  The full amount of the shares have been released from escrow as of June 30, 2020.

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

The following unaudited pro forma information for the three and six months ended June 30, 2019 is presented to reflect the operations of the Company as if the Acquisition had been completed on January 1, 2019:

	For The Three Months	For The Six Months
	Ended June 30,	Ended June 30,
	2019	2019
	(restated)	(restated)
Oil and Gas Revenues	$57,999,639	$99,797,954
Net Income	$11,403,039	$15,672,299

Basic Earnings per Share	$0.17	$0.23
Diluted Earnings per Share	$0.17	$0.23

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

During May 2020, the Company unwound the costless collars for June 2020 and July 2020, resulting in the receipt of a cash payment of $5,435,136.  Concurrently, the Company entered into swap contracts at $33.24 for 5,500 barrels per day for June and July 2020, equal to the barrels for which the costless collars were unwound.  Similar to costless collars, there is no cost to enter into the swap contracts.  On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price.  The following table reflects the  prices of those contracts:

Date entered into	Barrels per day	Put price	Call price
2020 costless collars, in place for August through December 2020
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 costless collars, in place for January through December 2021
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

2020 Swap, in place for July 2020		Swap price
05/29/20	5,500	$33.24

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of June 30, 2019

Oil and gas derivative assets	$—	$1,189,545	$—	$1,189,545

Total	$—	$1,189,545	$—	$1,189,545

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of June 30, 2020

Oil and gas derivative assets	$—	$17,315,074	$—	$17,315,074

Total	$—	$17,315,074	$—	$17,315,074

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company entered into an amended and restated Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”). In June 2020, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, decreased the borrowing base (the “Borrowing Base”) to  $375 million, subject to periodic redeterminations, adjusted the interest rates and provided some relief on the total Leverage Ratio (as defined in the Credit Facility). The Credit Facility is secured by a first lien security interest on substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The Borrowing Base is redetermined semi-annually on each May 1 and November 1. The Borrowing Base will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (as respectively defined in the Credit Facility). The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 2.5% and 3.5% (depending on the then-current level of Borrowing Base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted LIBOR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 1.5% and 2.5% (depending on the then-current level of Borrowing Base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. As referenced, as a part of the redetermination completed in June 2020, the amendment included an adjustment to the total Leverage Ratio to be not more than 4.75 to 1.0 beginning for the fiscal quarter ending September 30, 2020. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2020, $375,000,000 was outstanding on the Credit Facility. The Company was in compliance with all covenants contained in the Credit Facility as of June 30, 2020.

NOTE 9 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

expense and any revisions made to the estimated cash flows. The asset retirement obligation incurred at the time of drilling was computed using the annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2019	$16,787,219
Liabilities incurred	66,387
Liabilities settled	(320,580)
Accretion expense	463,329
Balance, June 30, 2020	$16,996,355

NOTE 10 – STOCKHOLDERS’ EQUITY

Cancellation of shares issued as consideration in property acquisition – In April 2019, the Company completed the acquisition of assets from Wishbone Partners, LLC as disclosed in Note 5.  As a part of the consideration for the Acquisition, the Company issued  4,581,001 shares of common stock.  As a part of the final settlement, Wishbone Partners, LLC returned 16,702 shares of stock.  These shares were subsequently cancelled by the Company.  The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement.  The price on February 25, 2019 was $6.19 per share.  The aggregate value of the shares returned, based on this price, was $103,385.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

In June 2020, officers and directors of the Company voluntarily returned stock options that had previously been granted to them.  In total, 2,265,000 options with an average exercise price of $6.87 per share were returned to and cancelled by the Company.No grants, cash payments or other consideration has been or will be made to replace the options or otherwise in connection with the return. As a result of the return and cancellation of the options, the Company incurred additional compensation expense of $768,379.

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2020, was $1,317,542 and $1,991,337, respectively, as compared to $808,734 and $1,643,199, respectively, for the three and six months ended June 30, 2019.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of June 30, 2020, there were 2,303,155 shares remaining eligible for issuance under the plan.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of June 30, 2019 and 2020, respectively, and changes during the six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2018	2,751,000	$6.28
Granted	—	$—
Forfeited or rescinded	(2,500)	$11.70
Vested	—	$—
Outstanding, June 30, 2019	2,748,500	$6.28	4.5 Years	$493,750
Exercisable, June 30, 2019	2,327,400	$5.42	4.0 Years

Outstanding, December 31, 2019	2,748,500	$6.28
Granted	—	$—
Forfeited or rescinded	(2,265,000)	$6.87
Vested	—	$—
Outstanding, June 30, 2020	483,500	$3.52	2.2 Years	$—
Exercisable, June 30, 2020	457,700	$3.12	1.9 Years

The intrinsic values were calculated using the closing price on June 28, 2019 of $3.25 and the closing price on June 30, 2020 of $1.16. As of June 30, 2020, there was $58,023 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 0.8 years.

Restricted Stock

A summary of the restricted stock activity as of June 30, 2019 and 2020, and changes during the three months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	15,400	5.01
Forfeited or rescinded	(4,120)	7.13
Vested	(400)	13.32
Outstanding, June 30, 2019	889,240	$7.31

Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(9,200)	3.97
Vested	(3,480)	5.96
Outstanding, June 30, 2020	1,329,209	$4.99

As of June 30, 2020, there was $3,349,665 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.6 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company totaling $260,000 to state and federal agencies and $500,438 to an insurance company. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the States of Texas  and New Mexico. The letter of credit to the insurance company relates to the surety bonds noted below. No amounts have been drawn under the standby letters of credit.

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until we return those wells to activity or plug them.

NOTE 13 – SUBSEQUENT EVENTS

As previously disclosed, the Company has entered into an agreement for the disposition of its Delaware Basin assets, consisting of approximately 20,000 net acres located in Culberson and Reeves Counties, Texas. The transaction has not closed; however, the Company is continuing to work with the buyer towards effectuating the close of the transaction.

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

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed.  We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs and striving to show a gain in annual production while reducing the Company's debt.  Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. Ring's preliminary plan for 2020 included drilling 18 horizontal wells on the Northwest Shelf and performing workovers and extensive infrastructure projects on its Northwest Shelf, Central Basin Platform and Delaware Basin assets . Due to the recent drop in the price of oil and the ongoing COVID-19 pandemic, Ring re-evaluated its current capital expenditure budget for 2020 and made changes that the Company believes are in the best interest of the Company and its stockholders, including ceasing any further drilling until oil prices stabilize. Of the 18 new wells, the Company drilled four new horizontal San Andres wells on its Northwest Shelf asset in the first quarter of 2020. All four new wells drilled were completed, tested and had Initial Potentials (“IP”) filed. In addition to the four new wells drilled in the first quarter which had IPs filed, the Company completed testing and filed IPs on two additional horizontal wells drilled in previous quarters. The Company performed nine conversions from electrical submersible pumps to rod pumps in the first quarter 2020. In the second quarter 2020, the Company performed four additional conversions. Starting the last week of April, the Company curtailed essentially all production, other than that associated with Ring's Delaware Basin property. The curtailments continued until early June, when, with commodity prices improving and price differentials decreasing, the Company began to ramp up production, returning to near April levels by the end of the quarter. In the first two weeks of July, the Company has seen production approaching 9,000 net barrels of oil equivalent per day ("BOEPD") and anticipates ongoing improvement. Currently, the Company does not plan to drill further until it is comfortable that commodity pricing has stabilized. In view of the uncertainty of the extent of the contraction in oil demand and the volatility of oil futures contracts due to the COVID-19 pandemic, combined with the generally weaker commodity price environment, the Company has turned its strategic focus to reducing costs and maintaining cash flows.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions. The Company has entered into an agreement in connection with the sale of its Delaware Basin assets. Upon closing of the transaction, we plan to use the proceeds from the sale, along with the Company’s continued generation of positive cash flow, to further reduce the balance on the Company’s Credit Facility.

●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and that it believes will meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and to heighten the value of the assets.

Executive Summary - 2020 Developments and Highlights - COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant contraction in global economic activity , including a decline in the demand for oil and to a lesser extent natural gas.

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the COVID-19 pandemic and the public health response thereto. As a result of the COVID-19 outbreak and the adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have experienced, and are anticipated to continue to experience, delays or disruptions . Starting the last week of April, essentially all of our production, other than that associated with our Delaware Basin property, was curtailed. The curtailments continued until early June, when, with commodity prices improving and price differentials decreasing, we began to ramp up production, returning to near April levels by the end of the quarter. In the first two weeks of July, the Company has seen production approaching 9,000 net BOEPD and anticipates ongoing improvement.

In addition, our financial condition and results of operations have been, and are likely to continue to be, adversely affected by the coronavirus outbreak. The timeline and potential magnitude of the COVID-19 outbreak and its consequences are currently unknown. The prolongation or exacerbation of this pandemic could more extensively affect the United States and global economy, including the demand for oil and natural gas.

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility and impacted the price we receive for our production, and moreover has materially and adversely affected the demand for and marketability of our production. For the Company, this means that production was shut in for some of our wells, and that we held some of our production as inventory to be sold at a later date because we refused to accept a loss price for our production. Our 2020 first quarter end was negatively impacted by the pandemic response, and we continued to experience the pandemic’s negative impact in the second quarter of 2020. At this time, we expect that our financial results for the full fiscal year will be adversely impacted by the existence of and the global response to the COVID-19 pandemic.

Also, in March 2020, Saudi Arabia and Russia, along with OPEC producers, failed to agree to cut oil production, and Saudi Arabia significantly cut the sell price of its oil and announced plans to increase production, which events together contributed to a sharp drop in global oil prices. While OPEC, Russia and other allied producers reached an agreement in April 2020, and most recently in June 2020, to reduce production, oil prices have remained low. While OPEC+ producers ultimately agreed to cut global petroleum output, such cut has not been enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, oil and natural gas prices have decreased, which has affected our liquidity. Although, our hedges protect our cash flows from such price decline we may be compelled to take other measures to protect our business if oil or natural gas prices remain depressed or decline further.  Additionally, with depressed oil and natural gas prices, we have incurred a write-down to our oil and gas properties and additional write-downs may be required in future periods if prices do not recover further.

The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused significant market volatility and a substantial adverse effect on commodity prices since March 2020. The Company expects ongoing oil and gas price volatility over the short-term. The full impact of the coronavirus and of the decrease in oil and natural gas prices continues to evolve and to be realized as of the date of this report. As such, the full magnitude of such events on the Company remains uncertain. Management is actively monitoring the global situation and its impact on the Company’s future operations, financial position and liquidity in fiscal year 2020.

As a producer of oil and natural gas, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work-from-home arrangements. With these arrangements in place, we have been able to maintain a consistent level of effectiveness, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. To date, we have had no confirmed cases of COVID-19 within our employee group at any of our locations.

Our primary oil and natural gas producing properties are located in Permian Basin. Although the decline in oil prices has negatively impacted our oil revenue, oil sales represented approximately 98% and 98% of our total revenue for the three and six months ended June 30, 2020, respectively, and approximately 99% and 98% of our total revenue for the same periods in 2019, respectively. While natural gas prices also declined during the second quarter of 2020, the decline in natural gas prices was been far less significant than the decline in oil prices. We have hedged 5,500 barrels per day of oil through derivative contracts for the month of July 2020 at $33.24 and 5,500 barrels per day of oil through derivative financial contracts at a $50 floor for August through December 2020. We also have hedges in place for 4,500 barrels per day of oil at a weighted average price of $42.22 per barrel for 2021. Our 2020 and 2021 derivative hedges resulted in total unrealized fair value loss of approximately $26.8 million during the three months ended June 30, 2020 and total unrealized fair value gain of approximately $20.3 million during the six months ended June 30, 2020 and realized gain on derivates of approximately $13.8 million and approximately  $17.1 million, respectively, during the three and six months ended June 30, 2020. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity or shut-ins, will not impact our ability to realize the benefits of the hedges.

Our supply chain has experienced some interruptions. One of our purchasers cancelled its existing contracts to purchase produced oil from the Company.  However, we have since entered into new contracts with an existing purchaser to purchase the oil previously covered by the cancelled contracts.  In the second quarter of 2020, the industry overall experienced severe storage capacity constraints with respect to oil and certain natural gas products. Although such restraints have relaxed significantly, we may become subject to such constraints if we are not able to sell our production, or certain components of our production. The lack of a market or available storage for natural gas product or oil could result in us having to shut in production.

In addition, as previously announced, we have reduced our drilling and completion capital budget for 2020 by approximately 70% since the beginning of the year. We will continue to monitor our capital expenditure plan throughout the year and will make further revisions if deemed necessary. Reductions in the 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells are brought online.

In May 2020, the Borrowing Base supporting our Credit Facility was subject to its semi-annual redetermination, which led to us entering into a second amendment to our Credit Facility on June 17, 2020. The amendment, among other things, reduces the Company’s Borrowing Base under the Credit Facility from $425 million to $375 million. As of June 30, 2020, the Company had approximately $375 million outstanding on the Credit Facility.  As our Borrowing Base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2020.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control that can adversely impact our generation of funds from operating cash flows, our available borrowings under our Credit Facility and our ability to access the capital markets. In accordance with ASC 205, in connection with preparing financial statements for each annual and interim reporting period, our management continues to evaluate whether there are conditions and events, considered in the aggregate, that raise “substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued.” We believe we are taking appropriate steps in response to the evolving circumstances. However, past performance is not a promise of future events and the Company cannot estimate all aspects of the ongoing impact of the pandemic-related events and the OPEC+ production adjustments on the Company’s financial statements.

Results of Operations – For the Three Months Ended June 30, 2020 and 2019

Oil and natural gas sales. For the three months ended June 30, 2020, oil and natural gas sales revenue decreased $40,697,632 to $10,636,593, compared to $51,334,225 for the same period during 2019, primarily as a result of lower production and lower commodity prices.

Oil sales decreased $40,379,098 and natural gas sales decreased $318,534.  For the three months ended June 30, 2020, oil sales volume decreased 463,553 barrels to 429,751 barrels, compared to 893,304 barrels for the same period in 2019.  The average realized per barrel of oil price decreased 57% from $56.86 for the three months ended June 30, 2019, to $24.23 for the three months ended June 30, 2020.  For the three months ended June 30, 2020, gas sales volume decreased 151,991 thousand cubic feet (MCF) to 417,491 MCF, compared to 569,482 MCF for the same period in 2019.  The average realized natural gas price per MCF decreased 44% from $0.95 for the three months ended June 30, 2019, to $0.53 for the three months ended June 30, 2020.

The primary cause of the decrease in sales volumes is that we shut in most of our production in late April which continued through all of May.  Additionally, the volumes that were produced during such period were largely held until June for sale.  We returned to full production in June 2020.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from $11,569,109, or $11.71 per barrel of oil equivalent (BOE) for the three months ended June 30, 2019, to $7,072,296 or $14.16 per BOE for the three months ended June 30, 2020.  The decrease in total is the result of having much of our production shut in for part of the latter period.  The increase in the per BOE rate is a result of decreased production from shutting in wells.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2019 and dropped to 4% for the three months ended June 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense decreased by $7,275,029 to $7,569,475 for the three months ended June 30, 2020, compared to $14,844,504 during the same period in 2019.  The decrease was primarily the result of lower production from having much of our production shut in.

Ceiling test write-down. The Company recorded a non-cash write-down of the carrying value of its proved oil and natural gas properties of $147,937,943 for the three months ended June 30, 2020 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying statements of operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2020, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.  The ceiling test write-down primarily resulted from a reduction in the value of the Company’s reserves due to a reduction in commodity prices.  The Company did not have any write-downs for the three months ended June 30, 2019.

General and administrative expenses.  General and administrative expense decreased $566,518 to $4,176,609 for the three months ended June 30, 2020, as compared to $4,743,127 for the three months ended June 30, 2019.  The decrease in general and administrative expense is primarily attributable to acquisition-related costs incurred in 2019 that were not incurred in 2020.

Interest expense.  Interest expense decreased $6,868 to $4,253,040 for the three months ended June 30, 2020, as compared to $4,259,908 for the three months ended June 30, 2019.  This decrease was the result of lower interest rates between periods.

Realized gain on derivative instruments.  Realized gain on derivatives for the three months ended June 30, 2020 was $13,753,567.  There was no realized gain or loss on derivatives during the three months ended June 30, 2019.  This change is the result of significantly lower oil prices.

Unrealized loss on derivative instruments and hedging activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended June 30, 2020, the change in fair value resulted in the recognition of a loss of $26,771,529 on derivative contracts as compared to a gain of $1,530,230 during the same period in 2019.

Net income (loss).  For the three months ended June 30, 2020, the Company had net loss of $135,000,066, as compared to net income of $11,342,597 for the three months ended June 30, 2019.  The largest contributor to this change is the ceiling test write down, though reduced revenues from lower production, lower received commodity prices and realized and unrealized losses on derivative instruments had a significant impact as well.

Results of Operations – For the Six Months Ended June 30, 2020 and 2019

Oil and natural gas sales.  For the six months ended June 30, 2020, oil and natural gas sales revenue decreased $42,925,619 to $50,206,921, compared to $93,132,540 for the same period during 2019, primarily as a result of lower production and lower commodity prices.

Oil sales decreased $42,619,882 and natural gas sales decreased $305,737.  For the six months ended June 30, 2020, oil sales volume decreased 420,514 barrels to 1,285,354 barrels, compared to 1,705,868 barrels for the same period in 2019.  The average realized per barrel of oil price decreased 29% from $53.74 for the six months ended June 30, 2019, to $38.16 for the six months ended June 30, 2020.  For the six months ended June 30, 2020, gas sales volume increased 217,296 thousand cubic feet (MCF) to 1,183,042 MCF, compared to 965,746 MCF for the same period in 2019.  The average realized natural gas price per MCF decreased 35% from $1.51 for the six months ended June 30, 2019, to $0.98 for the six months ended June 30, 2020.

The primary cause of the decrease in sales volumes is that we shut in most of our production in late April which continued through all of May.  Additionally, the volumes that were produced during those times were largely held until June for sale.  We returned to full production in June 2020.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from $20,977,873, or $11.24 per barrel of oil equivalent (BOE) for the six months ended June 30, 2019, to $17,450,757 or $11.77 per BOE for the six months ended June 30, 2020.  The decrease in total is the result of having much of our production shut in for part of the latter period.  The increase in the per BOE rate is a result of decreased production from shutting in wells.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2019 and remained steady at 5% for the six months ended June 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense decreased by $6,505,070 to $21,484,433 for the six months ended June 30, 2020, compared to $27,989,503 during the same period in 2019.  The decrease was primarily the result of lower production from having much of our production shut in.

Ceiling test write-down. The Company recorded a non-cash write-down of the carrying value of its proved oil and natural gas properties of $147,937,943 for the six months ended June 30, 2020 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying statements of operations. The ceiling test was calculated based upon the average of quoted market prices in effect on the first day of the month for the preceding twelve month period at June 30, 2020, adjusted for market differentials, per SEC guidelines. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.  The ceiling test write-down primarily resulted from a reduction in the value of the Company’s reserves due to a reduction in commodity prices.  The Company did not have any write-downs for the six months ended June 30, 2019.

General and administrative expenses.  General and administrative expense decreased $4,328,640 to $7,212,504 for the six months ended June 30, 2020, as compared to $11,541,144 for the six months ended June 30, 2019.  The primary reason for the decrease is the acquisition related costs incurred in 2019 that were not incurred in 2020.

Interest expense.  Interest expense increased $3,468,613 to $8,501,538 for the six months ended June 30, 2020, as compared to $5,032,925 for the six months ended June 30, 2019.  This increase was the result of a larger amount drawn on our Credit Facility, most of which was incurred in the acquisition of our Northwest Shelf assets in 2019.

Realized gain on derivative instruments.  Realized gain on derivatives for the six months ended June 30, 2020 was $17,087,695.  There was no realized gain or loss on derivatives during the six months ended June 30, 2019.  This change is the result of significantly lower oil prices.

Unrealized loss on derivative instruments and hedging activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the six months ended June 30, 2020, the change in fair value resulted in the recognition of a gain of $20,315,152 on derivative contracts as compared to a gain of $1,189,545 during the same period in 2019.

Net income (loss).  For the six months ended June 30, 2020, the Company had net loss of $91,195,948, as compared to net income of $15,611,857 for the six months ended June 30, 2019.  The largest contributor to this change is the ceiling test write down, though reduced revenues from lower production, lower received commodity prices and realized and unrealized losses on derivative instruments had a significant impact as well.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2020, the Company had cash on hand of $17,229,780, compared to $10,004,622 as of December 31, 2019.  The Company had net cash provided by operating activities for the six months ended June 30, 2020, of $30,186,083, compared to $35,411,743 for the same period of 2019.  The other most significant cash inflows during the periods were proceeds from draws on our Credit Facility of $21,500,000 and $321,000,000, respectively in 2020 and 2019.  The most significant cash outflows during the six months ended June 30, 2020 and 2019 were capital expenditures in connection with the purchase and development of oil and gas properties of $31,320,213 and $349,172,411, respectively, and payments on our Credit Facility of $13,000,000.

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

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. Furthermore, they have adversely affected the demand for oil and natural gas, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand has had, and is likely to continue to have, a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition. In view of the uncertainty of the extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, we have turned our strategic focus to reducing costs and maintaining cash flows.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on June 14, 2018, May 18, 2016, July 24, 2015 and June 26, 2015. In April 2019, the Company amended and restated its Credit Facility with the Administrative Agent. In June 2020, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, decreased the borrowing base (the “Borrowing Base”) to $375 million, subject to periodic redeterminations, adjusted the interest rates and provided some relief on the total

Leverage Ratio (as defined in the Credit Facility). The Credit Facility is secured by a first lien security interest on substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base is redetermined semi-annually on each May 1 and November 1.  The Borrowing Base will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions. Upon the closing of the sale of the Company’s assets in the Delaware Basin, the Borrowing Base will automatically be reduced by $20 million and the Company would be required to prepay such amount under the Credit Facility.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (as respectively defined in the Credit Facility).  The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 2.5% and 3.5% (depending on the then-current level of Borrowing Base usage).  The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted LIBOR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 1.5% and 2.5% (depending on the then-current level of Borrowing Base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. As a part of the redetermination completed in June 2020, the amendment included an adjustment to the total Leverage Ratio to be not more than 4.75 to 1.0 as of the last day of the fiscal quarter ending September 30, 2020.  The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of June 30, 2020, $375,000,000 was outstanding on the Credit Facility.  The Company was in compliance with all covenants contained in the Credit Facility as of June 30, 2020.

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

During May 2020, the Company unwound the costless collars for June 2020 and July 2020, resulting in the receipt of a cash payment of $5,435,136.  Concurrently, the Company entered into swap contracts at $33.24 for 5,500 barrels per day for June and July 2020, equal to the barrels for which the costless collars were unwound.  Similar to costless collars, there is no cost to enter into the swap contracts.  On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price.  The following table reflects the prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2020 costless collars, in place for August through December 2020
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 costless collars, in place for January through December 2021
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

2020 Swap, in place for July 2020		Swap price
05/29/20	5,500	$33.24

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At June 30, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

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

Transportation of Oil and Natural Gas

Ring is presently committed to using the services of the existing gatherers in its present areas of production.  This gives such gatherers certain short term relative monopolistic powers to set gathering and transportation costs.  Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of June 30, 2020, the Company had $375 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.5%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3.75 million based on the aggregate of $375 million outstanding under the Credit Facility as of June 30, 2020.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the six month period ended June 30, 2020, ranged from a low of $13.23 per barrel to a high of $57.38 per barrel. Natural gas prices we received during the same period ranged from a low of negative $0.26 per MCF to a high of $3.98 per MCF. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

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

During May 2020, the Company unwound the costless collars for June 2020 and July 2020, resulting in the receipt of a cash payment of $5,435,136. Concurrently, the Company entered into swap contracts at $33.24 for 5,500 barrels per day for June and July 2020, equal to the barrels for which the costless collars were unwound. Similar to costless collars, there is no cost to enter into the swap contracts. On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price. The following table reflects the prices of those contracts:

Date entered into	Barrels per day	Put price	Call price

2020 costless collars, in place for August through December 2020
04/01/19	1,000	$50.00	$65.83
04/01/19	1,000	50.00	65.40
11/05/19	1,000	50.00	58.40
11/07/19	1,000	50.00	58.25
11/11/19	1,500	50.00	58.65

2021 costless collars, in place for January through December 2021
02/25/20	1,000	$45.00	$54.75
02/25/20	1,000	45.00	52.71
02/27/20	1,000	40.00	55.08
03/02/20	1,500	40.00	55.35

2020 Swap, in place for July 2020		Swap price
05/29/20	5,500	$33.24

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and Ring’s ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Ring currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $8.7 million at June 30, 2020) and through receivables from our joint interest partners (approximately $0.5 million at June 30, 2020).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the six months ended June 30, 2020, sales to two customers, Phillips 66 (“Phillips”) and Occidental Energy Marketing (“Oxy”) represented 55% and 22% of oil and gas revenues, respectively.  As of June 30, 2020, Phillips and Oxy represented 84% and 0% of our accounts receivable, respectively.  Effective with May 2020 production, the volumes previously purchased by Oxy are now purchased by Phillips and so the concentration of our receivables from Phillips is likely to increase.  However, due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  During the six months ended June 30, 2020, the Company incorporated procedures from our annual review process into our quarterly review process in order to remediate a material weakness identified during 2019.  These changes included preparing additional schedules and incorporating some additional third party review.  We believe these additional steps adequately remediate the material weakness.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic, and the relations of and agreements between OPEC+ producers, could disrupt our operations and adversely impact our business and financial results. In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity, and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage shortages. The confluence of these events has resulted in a significantly weaker outlook for oil and natural gas producers, including reduced operating and capital budgets as well as diminished market confidence in overall industry viability. While OPEC+ producers have agreed to cut oil production to a limited extent, downward pressure on commodity prices has remained and could continue for the foreseeable future. We currently are unable to predict the duration or severity of the spread of COVID-19 or the adverse effects thereof, including a global economic recession resulting from the pandemic, or the continuance or effectiveness of the OPEC+ voluntary production adjustments (or the terms thereof or compliance therewith). If economic and industry conditions do not improve, these factors will adversely impact our financial condition and results of operations.

The current environment may make it even more difficult to comply with our covenants and other restrictions in our Credit Facility, and a lack of confidence in our industry on the part of the financial markets may result in one or more of the following, any of which could lead to reduced liquidity: a lack of access to capital; an event of default under our Credit Facility; the possible acceleration of our repayment of outstanding debt under our Credit Facility; the exercise of certain remedies by our lenders; or a limited or total inability to refinance our debt.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Purchase and Sale Agreement dated February 25, 2019, among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	04/01/13
3.2	Current Bylaws	8-K	000-53920	3.2	01/24/13
4.1	Registration Rights Agreement, dated April 9, 2019, by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	8-K	001-36057	4.1	04/12/19
4.2	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	03/16/20
10.1	Second Amendment to Amended and Restated Credit Agreement, dated June 17, 2020, by and among Ring Energy, Inc., the lenders party thereto, and Truist Bank, as administrative agent for the lenders and as issuing bank.	8-K	001-36057	10.1	06/19/20
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 10, 2020	By:	/s/ Kelly W. Hoffman
Kelly W. Hoffman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)