Form 10-Q
period 2020-09-30
RING ENERGY, INC.
filed 2020-11-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

☐ Yes ☒ No

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 81,668,600 shares were outstanding at November 9, 2020.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2020

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$17,920,817	$10,004,622
Accounts receivable	12,489,321	22,909,195
Joint interest billing receivable	653,607	1,812,469
Derivative receivable	1,711,710	—
Derivative asset	9,518,564	—
Prepaid expenses and retainers	498,610	3,982,255
Total Current Assets	42,792,629	38,708,541
Properties and Equipment
Oil and natural gas properties subject to amortization	953,696,964	1,083,966,135
Financing lease asset subject to depreciation	858,513	858,513
Fixed assets subject to depreciation	1,465,551	1,465,551
Total Properties and Equipment	956,021,028	1,086,290,199
Accumulated depreciation, depletion and amortization	(188,922,137)	(157,074,044)
Net Properties and Equipment	767,098,891	929,216,155
Operating lease asset	990,155	1,867,044
Derivative asset	1,568,057	—
Deferred Income Taxes	21,152,105	—
Deferred Financing Costs	2,647,160	3,214,408
Total Assets	$836,248,997	$973,006,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,839,820	$54,635,602
Financing lease liability	292,227	280,970
Operating lease liability	814,400	1,175,904
Derivative liabilities	—	3,000,078
Total Current Liabilities	25,946,447	59,092,554

Deferred income taxes	—	6,001,176
Revolving line of credit	360,000,000	366,500,000
Financing lease liability, less current portion	201,528	424,126
Operating lease liability, less current portion	175,755	691,140
Asset retirement obligations	17,119,114	16,787,219
Total Liabilities	403,442,844	449,496,215
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 67,983,075 shares and 67,993,797 shares issued and outstanding, respectively	67,983	67,994
Additional paid-in capital	528,755,063	526,301,281
Accumulated deficit	(96,016,893)	(2,859,342)
Total Stockholders' Equity	432,806,153	523,509,933
Total Liabilities and Stockholders' Equity	$836,248,997	$973,006,148

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2020	2019 (restated)	2020	2019 (restated)

Oil and Gas Revenues	$31,466,544	$50,339,105	$81,673,465	$143,471,645

Costs and Operating Expenses
Oil and gas production costs	9,678,011	15,478,052	27,128,768	36,455,925
Oil and gas production taxes	1,427,041	2,307,226	3,731,046	6,802,996
Depreciation, depletion and amortization	10,826,989	14,115,170	31,848,093	41,659,494
Ceiling test impairment	—	—	147,937,943	—
Asset retirement obligation accretion	230,784	236,207	694,113	681,386
Operating lease expense	295,631	114,112	876,889	370,462
General and administrative expense	2,496,927	3,745,928	9,709,431	15,287,072

Total Costs and Operating Expenses	24,955,383	35,996,695	221,926,283	101,257,335

Income (Loss) from Operations	6,511,161	14,342,410	(140,252,818)	42,214,310

Other Income (Expense)
Interest income	1	9	7	13,505
Interest expense	(4,457,250)	(4,556,509)	(12,958,788)	(9,589,434)
Realized gain on derivatives	1,726,373	—	18,814,068	—
Unrealized gain (loss) on change in fair value of derivatives	(6,228,453)	1,877,368	14,086,699	3,066,913

Net Other Income (Expense)	(8,959,329)	(2,679,132)	19,941,986	(6,509,016)

Income (Loss) before Tax Provision	(2,448,168)	11,663,278	(120,310,832)	35,705,294

(Provision for) Benefit from Income Taxes	486,565	(2,805,278)	27,153,281	(11,235,437)

Net Income (Loss)	$(1,961,603)	$8,858,000	$(93,157,551)	$24,469,857

Basic Earnings (Loss) per Share	$(0.03)	$0.13	$(1.37)	$0.37
Diluted Earnings (Loss) per Share	$(0.03)	$0.13	$(1.37)	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
For the Nine Months Ended September 30, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Share-based compensation	—	—	673,795	—	673,795
Net income	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Restricted stock vested	3,480	4	(4)	—	—
Share-based compensation	—	—	1,317,542	—	1,317,542
Net loss	—	—	—	(135,000,066)	(135,000,066)
Balance, June 30, 2020	67,980,575	$67,981	$528,189,246	$(94,055,290)	$434,201,937
Restricted stock vested	2,500	2	(2)	—	—
Share-based compensation	—	—	565,819	—	565,819
Net loss	—	—	—	(1,961,603)	(1,961,603)
Balance, September 30, 2020	67,983,075	$67,983	$528,755,063	$(96,016,893)	$432,806,153
For the Nine Months Ended September 30, 2019 (restated)
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Share-based compensation	—	—	834,465	—	834,465
Net income	—	—	—	4,269,260	4,269,260
Balance, March 31, 2019	63,229,710	$63,230	$495,726,558	$(28,086,633)	$467,703,155
Common stock issued as consideration in asset acquisition	4,581,001	4,581	28,351,815	—	28,356,396
Restricted stock vested	400	—	—	—	—
Share-based compensation	—	—	808,734	—	808,734
Net income	—	—	—	11,342,597	11,342,597
Balance, June 30, 2019	67,811,111	$67,811	$524,887,107	$(16,744,036)	$508,210,882
Share-based compensation	—	—	792,836	—	792,836
Restricted stock vested	500	1	(1)	—	—
Net income	—	—	—	8,858,000	8,858,000
Balance, September 30, 2019	67,811,611	$67,812	$525,679,942	$(7,886,036)	$517,861,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		2019
For the Nine Months Ended September 30,	2020	(restated)
Cash Flows From Operating Activities
Net income (loss)	$(93,157,551)	$24,469,857
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	31,848,093	41,659,494
Ceiling test impairment	147,937,943	—
Accretion expense	694,113	681,386
Amortization of deferred financing costs	567,248	—
Share-based compensation	2,557,156	2,436,035
Deferred income tax provision	(25,573,920)	7,498,112
Excess tax deficiency related to share-based compensation	(1,579,361)	3,737,325
Change in fair value of derivative instruments	(14,086,699)	(3,066,913)
Changes in assets and liabilities:
Accounts receivable	9,867,026	(7,095,256)
Prepaid expenses and retainers	3,483,645	(6,060,699)
Accounts payable	(17,225,782)	(1,055,397)
Settlement of asset retirement obligation	(428,605)	(615,732)
Net Cash Provided by Operating Activities	44,903,306	62,588,212
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(1,189,433)	(263,262,046)
Proceeds from oil and gas property divestiture	4,500,000	—
Payments to develop oil and natural gas properties	(33,586,337)	(122,004,117)
Net Cash Used in Investing Activities	(30,275,770)	(385,266,163)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	21,500,000	327,000,000
Payments on revolving line of credit	(28,000,000)	—
Reduction of financing lease liability	(211,341)	(86,686)
Net Cash (Used in) Provided by Financing Activities	(6,711,341)	326,913,314
Net Change in Cash	7,916,195	4,235,363
Cash at Beginning of Period	10,004,622	3,363,726
Cash at End of Period	$17,920,817	$7,599,089
Supplemental Cash Flow Information
Cash paid for interest	$12,387,670	$5,821,545
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$66,387	$602,090
Operating lease assets obtained in exchange for new operating lease liability	—	539,577
Financing lease assets obtained in exchange for new financing lease liability	—	947,435
Capitalized expenditures attributable to drilling projects financed through current liabilities	2,600,000	26,958,655
Acquisition of oil and gas properties
Assumption of joint interest billing receivable	—	1,464,394
Assumption of prepaid assets	—	2,864,554
Assumption of accounts and revenue payables	—	(1,234,862)
Asset retirement obligation incurred through acquisition	—	(2,979,645)
Common stock issued as partial consideration in asset acquisition	—	(28,356,396)
Oil and gas properties subject to amortization	—	296,910,774

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. The decline in oil prices has resulted in a significantly weaker outlook for oil and gas producers, who have been compelled to cut their capital and operating budgets and have implemented a diverse range of operational adjustments. The Company's financial statements for the three-month and nine-month periods ended September 30, 2020, reflect the impact of these events and current market conditions. The continued spread of COVID-19 or further deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

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

Due to the recent oil price volatility, the Company has suspended its 2020 capital spending program. The Company has also reduced staff, reduced overtime and made other staffing changes.  Furthermore, the Company began shutting in and curtailing production in April 2020. The curtailments continued until early June 2020 when, with commodity prices improving and price differential decreasing, the Company  began bringing wells back online. The Company has returned to full production for the third quarter.

The Company believes that it has the ability to continue to fund its operations and service its debt by using cash on hand, cash flows from operations and cash flows from its hedges.

Subsequent to September 30, 2020, the Company completed a public offering and concurrently completed a registered direct offering of common shares, pre-funded warrants and common warrants.  In total, the company issued 13,075,800 shares, 16,728,500 pre-funded warrants and 29,804,300 common warrants.  Gross proceeds received at closing were approximately $20.8 million and net proceeds are anticipated to be approximately $19.1MM.

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

Fair Value Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  The change in fair value resulted in the recognition of an unrealized loss of $6,228,453 for the three months ended September 30, 2020 and an unrealized gain of $14,086,699 for the nine months ended September 30, 2020.  During the three and nine months ended September 30, 2019, the change in fair value resulted in the recognition of unrealized gains of

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

$1,877,368 and $3,066,913, respectively, on derivative contracts.  During the three and nine months ended September 30, 2020, the Company had realized gains of $1,726,373 and $18,814,068, respectively, on derivatives.  During the three and nine months ended September 30, 2019, the Company had no realized gain or loss on derivatives.

Concentration of Credit Risk and Major Customer – The Company had cash in excess of federally insured limits at September 30, 2020.  During the nine months ended September 30, 2020, sales to two customers represented 64% and 14%, respectively, of the Company’s oil and gas revenues.  At September 30, 2020, these two customers made up 85% and 0%, respectively, of the Company’s accounts receivable.

Approximately 95% of the Company’s accounts and joint interest billing receivables are from purchasers of oil and gas.  Oil and gas sales are generally unsecured.  The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable.  Accordingly, no allowance for doubtful accounts has been provided at September 30, 2020.  The Company also has joint interest billing receivable.  Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. For the nine months ended September 30, 2020, the Company incurred write downs on oil and natural gas properties as a result of the ceiling test in the amount of $147,937,943. No impairment was recorded for the three months ended September 31, 2020. No impairment was recorded for the three or nine months ended September 30, 2019.

Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2020 was $10,826,989 and $31,848,093, respectively, based on depletion at the rate of $12.22 and $13.37, respectively, per barrel of oil equivalent compared to $14,115,170 and $41,659,494, respectively, based on depletion at the rate of $13.42 and $14.18 per barrel of oil equivalent for the three and nine months ended September 30, 2019. These amounts include $88,928 and $289,106, respectively, of depreciation for the three and nine months ended September 30, 2020, compared to $110,120 and $217,551, respectively, of depreciation for the three and nine months ended September 30, 2019.

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2020 and 2019:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Operating revenues
Oil	$30,327,668	$49,502,656	$79,379,242	$141,174,111
Natural gas	1,138,876	836,449	2,294,223	2,297,534

Total operating revenues	$31,466,544	$50,339,105	$81,673,465	$143,471,645

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

Future lease payments associated with these operating and financing leases as of September 30, 2020 are as follows:

	2020	2021	2022
Operating lease payments (1)	$309,195	$708,392	$—
Financing lease payments (2)	77,802	311,206	132,499
(1)	The weighted average discount rate as of September 30, 2020 for operating leases was 4.49%. Based on this rate, the future lease payments above include imputed interest of $27,432.
(2)	The weighted average discount rate as of September 30, 2020 for financing leases was 5.26%. Based on this rate, the future lease payments above include imputed interest of $27,752.

The following table provides supplemental information regarding cash flows from operations:

	2020	2019
Operating lease costs	$876,889	$384,525
Short term lease costs (1)	3,347,484	461,277
Financing lease costs:
Amortization of financing lease assets (2)	215,560	98,868
Interest on lease liabilities (3)	24,022	15,019
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS PER SHARE INFORMATION

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
		2019		2019
	2020	(restated)	2020	(restated)
Net Income (Loss)	$(1,961,603)	$8,858,000	$(93,157,551)	$24,469,857
Basic Weighted-Average Shares Outstanding	67,980,961	67,811,127	67,985,168	66,149,469
Effect of dilutive securities:
Stock options	—	25,841	—	204,639
Restricted stock	—	—	—	47,314
Diluted Weighted-Average Shares Outstanding	67,980,961	67,836,968	67,985,168	66,401,422
Basic Earnings (Loss) per Share	$(0.03)	$0.13	$(1.37)	$0.37
Diluted Earnings (Loss) per Share	$(0.03)	$0.13	$(1.37)	$0.37

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options to purchase 483,500 shares of common stock and 1,326,709 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during both the three and nine months ended September 30, 2020, as their effect would have been anti-dilutive. Stock options to purchase 2,353,500 shares of common stock and 3,250,420 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended September 30, 2019, as their effect would have been anti-dilutive. Stock options to purchase 2,353,500 shares of common stock and 2,639,540 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the nine months ended September 30, 2019, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS

On April 9, 2019, the Company completed the acquisition of oil and gas properties from Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks LLC on the Northwest Shelf in Gaines, Yoakum, Runnels and Coke Counties, Texas and Lea County, New Mexico (the “Acquisition”). The acquired properties consist of 49,754 gross (38,230 net) acres and include a 77% average working interest and a 58% average net revenue interest. The Company incurred approximately $4.1 million in acquisition related costs, which were recognized in general and administrative expense during the nine months ended September 30, 2019.  Total consideration after purchase price adjustments included a cash payment of approximately $264.1 million and the issuance of 4,581,001 shares of common stock, of which 2,538,071 shares are being held in escrow to satisfy potential indemnification claims. As a part of the final settlement, Wishbone Partners, LLC returned 16,702 shares of stock.  These shares were subsequently cancelled by the Company.  The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement.  The price on February 25, 2019 was $6.19 per share.  The aggregate value of the shares returned, based on this price, was $103,385.  The full amount of the shares have been released from escrow as of September 30, 2020.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following unaudited pro forma information for the three and nine months ended September 30, 2019 is presented to reflect the operations of the Company as if the Acquisition had been completed on January 1, 2019:

	For The Three Months	For The Nine Months
	Ended September 30,	Ended September 30,
	2019	2019
	(restated)	(restated)
Oil and Gas Revenues	$57,004,519	$150,137,059
Net Income	$8,918,442	$24,530,299

Basic Earnings per Share	$0.13	$0.36
Diluted Earnings per Share	$0.13	$0.36

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8).

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

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of December 31, 2019

Oil and gas derivative liabilities	$—	$(3,000,078)	$—	$(3,000,078)

Total	$—	$(3,000,078)	$—	$(3,000,078)

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of September 30, 2020

Oil and gas derivative assets	$—	$11,086,621	$—	$11,086,621

Total	$—	$11,086,621	$—	$11,086,621

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

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The Borrowing Base is redetermined semi-annually on each May 1 and November 1. Subsequent to September 30, 2020, the bank group agreed to an extension of the scheduled borrowing base redetermination from November 2020 to December 2020. The Borrowing Base will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. As referenced, as a part of the redetermination completed in June 2020, the amendment included an adjustment to the total Leverage Ratio to be not more than 4.75 to 1.0 beginning for the fiscal quarter ending September 30, 2020. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2020, $360,000,000 was outstanding on the Credit Facility. The Company was in compliance with all covenants contained in the Credit Facility as of September 30, 2020.

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

Balance, December 31, 2019	$16,787,219
Liabilities incurred	66,387
Liabilities settled	(428,605)
Accretion expense	694,113
Balance, September 30, 2020	$17,119,114

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

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2020, was $565,819 and $2,557,156, respectively, as compared to $792,836 and $2,436,035, respectively, for the three and nine months ended September 30, 2019.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of September 30, 2020, there were 2,303,155 shares remaining eligible for issuance under the plan.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of September 30, 2019 and 2020, respectively, and changes during the nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2018	2,751,000	$6.28
Granted	—	$—
Forfeited or rescinded	(2,500)	$11.70
Vested	—	$—
Outstanding, September 30, 2019	2,748,500	$6.28	4.2 Years	$—
Exercisable, September 30, 2019	2,329,400	$5.43	3.7 Years

Outstanding, December 31, 2019	2,748,500	$6.28
Granted	—	$—
Forfeited or rescinded	(2,265,000)	$6.87
Vested	—	$—
Outstanding, September 30, 2020	483,500	$3.52	1.9 Years	$—
Exercisable, September 30, 2020	460,700	$3.15	1.7 Years

The intrinsic values were calculated using the closing price on September 30, 2019 of $1.64 and the closing price on September 30, 2020 of $0.68. As of September 30, 2020, there was $42,106 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 0.7 years.

Restricted Stock

A summary of the restricted stock activity as of September 30, 2019 and 2020, and changes during the nine months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2018	878,360	$7.36
Granted	20,400	4.59
Forfeited or rescinded	(5,940)	6.88
Vested	(900)	11.40
Outstanding, September 30, 2019	891,920	$7.30

Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(9,200)	3.97
Vested	(5,980)	5.96
Outstanding, September 30, 2020	1,326,709	$4.99

As of September 30, 2020, there was $2,799,763 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.6 years.

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company completed a public offering and concurrently completed a registered direct offering of common shares, pre-funded warrants and common warrants.  In total, the company issued 13,075,800 shares, 16,728,500 pre-funded warrants and 29,804,300 common warrants.  Gross proceeds received at closing were approximately $20.8 million and net proceeds are anticipated to be approximately $19.1MM.

Also subsequent to September 30, 2020, the bank group agreed to an extension of the scheduled borrowing base redetermination from November 2020 to December 2020. This was to allow the Company to properly reflect recent cost reductions and operational efficiencies in the reserve information provided to the bank group.

Also subsequent to September 30, 2020, changes occurred to executive management and to the Board of Directors. Mr. Lloyd T. Rochford resigned from his employment position and from the Board of Directors. Mr. Kelly Hoffman resigned as Chief Executive Officer and from the Board of Directors. Mr. Stanley McCabe resigned from the Board of Directors. Mr. David Fowler resigned from the Board of Directors but remains as President of the Company. Mr. Paul D. McKinney was appointed as Chairman of the Board and as Chief Executive Officer. Additionally, Mr. Thomas L. Mitchell, John A. Crum and Richard E. Harris were appointed to the Board of Directors.

Also subsequent to September 30, 2020, the Company paid an aggregate of $128,333 gross wages and accelerated the vesting of a total 574,725 shares of previously granted restricted stock to Mr. Lloyd T. Rochford, Mr. Kelly Hoffman and Mr. Stanley McCabe as a result of their departures.

Also subsequent to September 30, 2020, the previously announced plan to divest of Delaware Basin assets failed to close.  We continue to attempt to work with the buyer but the termination process has been initiated and unless an agreement can be reached, the contract will terminate on November 12, 2020.

Also subsequent to September 30, 2020, the Company entered into swap derivative contracts for 6,000 MMBTU/day for calendar year 2021 at a price of $2.991 per MMBTU and 5,000 MMBTU/day for calendar year 2022 at a price of $2.7255 per MMBTU.

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

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed.  We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs and striving to show a gain in annual production while reducing the Company's debt.  Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. Ring's preliminary plan for 2020 included drilling 18 horizontal wells on the Northwest Shelf and performing workovers and extensive infrastructure projects on its Northwest Shelf, Central Basin Platform and Delaware Basin assets . Due to the recent drop in the price of oil and the ongoing COVID-19 pandemic, Ring re-evaluated its current capital expenditure budget for 2020 and made changes that the Company believes are in the best interest of the Company and its stockholders, including ceasing any further drilling until oil prices stabilize. Of the 18 new wells, the Company drilled four new horizontal San Andres wells on its Northwest Shelf asset in the first quarter of 2020. All four new wells drilled were completed, tested and had Initial Potentials (“IP”) filed. In addition to the four new wells drilled in the first quarter which had IPs filed, the Company completed testing and filed IPs on two additional horizontal wells drilled in 2019. The Company performed nine conversions from electrical submersible pumps to rod pumps in the first quarter 2020, four conversions in the second quarter 2020 and eight conversions in the third quarter 2020. Starting the last week of April, the Company curtailed essentially all production, other than that associated with Ring’s Delaware Basin property. The curtailments continued until early June, when, with commodity prices improving and price differentials decreasing, the Company began to bring wells back on line, returning to near April levels by the end of the second quarter. In the third quarter 2020, we restored production to 9,219 net barrels of oil equivalent per day (“BOEPD”). Currently, the Company is considering whether to resume its drilling program in the fourth quarter 2020. In view of the uncertainty of the extent of the contraction in oil demand and the volatility of oil futures contracts due to the COVID-19 pandemic, combined with the generally weaker commodity price environment, the Company has turned its strategic focus to reducing costs and maintaining cash flows.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions.

●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and that it believes will meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and to heighten the value of the assets.

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

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the COVID-19 pandemic and the public health response thereto. As a result of the COVID-19 outbreak and the adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have experienced, and are anticipated to continue to experience, delays or disruptions . Starting the last week of April, essentially all of our production, other than that associated with our Delaware Basin property, was curtailed. The curtailments continued until early June, when, with commodity prices improving and price differentials decreasing. In the third quarter 2020, we had restored production to 9,219 net BOEPD.

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

The Company has experienced the effects of a negatively impacted domestic and international demand for crude oil and natural gas, which has contributed to price volatility and impacted the price we receive for our production, and moreover has materially and adversely affected the demand for and marketability of our production. For the Company, this means that production was shut in for some of our wells, and that we held some of our production as inventory to be sold at a later date because we refused to accept a loss price for our production. Our 2020 first quarter end was negatively impacted by the pandemic response, and we continued to experience the pandemic’s negative impact through the third quarter of 2020. At this time, we expect that our financial results for the full fiscal year will be adversely impacted by the existence of and the global response to the COVID-19 pandemic.

Also, in March 2020, Saudi Arabia and Russia, along with OPEC producers, failed to agree to cut oil production, and Saudi Arabia significantly cut the sell price of its oil and announced plans to increase production, which events together contributed to a sharp drop in global oil prices. While OPEC, Russia and other allied producers reached an agreement in April 2020, and most recently in July 2020, to reduce production, oil prices have remained low. While OPEC+ producers ultimately agreed to cut global petroleum output, such cut has not been enough to offset the impact of COVID-19 on demand. As a result of this decrease in demand and increase in supply, oil and natural gas prices have decreased, which has affected our liquidity. Additionally, with depressed oil and natural gas prices, we have incurred a write-down to our oil and gas properties and additional write-downs may be required in future periods if prices do not recover further.

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

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 96% and 97% of our total revenue for the three and nine months ended September 30, 2020, respectively, and approximately 98% and 98% of our total revenue for the same periods in 2019, respectively. While natural gas prices also declined as a result of changes in demand, the decline in natural gas prices was far less significant than the decline in oil prices. We have hedged 5,500 barrels per day of oil through derivative contracts for the month of July 2020 at $33.24 and 5,500 barrels per day of oil through derivative financial contracts at a $50 floor for August through December 2020. We also have hedges in place for 4,500 barrels per day of oil at a weighted average price of $42.22 per barrel for 2021. Our 2020 and 2021 derivative hedges resulted in total unrealized fair value loss of approximately $6.2 million during the three months ended September 30, 2020 and total unrealized fair value gain of approximately $14.1 million during the nine months ended September 30, 2020 and realized gain on derivates of approximately $1.7 million and approximately  $18.8 million, respectively, during the three and nine months ended September 30, 2020. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity or shut-ins, will not impact our ability to realize the benefits of the hedges.

Our supply chain has experienced some interruptions. In the second quarter 2020, one of our purchasers cancelled its existing contracts to purchase produced oil from the Company.  However, we have since entered into new contracts with an existing purchaser to purchase the oil previously covered by the cancelled contracts.  In the second quarter of 2020, the industry overall experienced severe storage capacity constraints with respect to oil and certain natural gas products. Although such restraints have relaxed significantly, we may become subject to such constraints if we are not able to sell our production, or certain components of our production. The lack of a market or available storage for natural gas product or oil could result in us having to shut in production.

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

In May 2020, the Borrowing Base supporting our Credit Facility was subject to its semi-annual redetermination, which led to us entering into a second amendment to our Credit Facility on June 17, 2020. The amendment, among other things, reduces the Company’s Borrowing Base under the Credit Facility from $425 million to $375 million. As of September 30, 2020, the Company had approximately $360 million outstanding on the Credit Facility.  As our Borrowing Base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2020.

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

Results of Operations – For the Three Months Ended September 30, 2020 and 2019

Oil and natural gas sales. For the three months ended September 30, 2020, oil and natural gas sales revenue decreased $18,872,561 to $31,466,544, compared to $50,339,105 for the same period during 2019, primarily as a result of lower production and lower commodity prices.

Oil sales decreased $19,174,988 and natural gas sales increased $302,427. For the three months ended September 30, 2020, oil sales volume decreased 125,248 barrels to 781,626 barrels, compared to 906,874 barrels for the same period in 2019.  The average realized per barrel of oil price decreased 29% from $54.59 for the three months ended September 30, 2019, to $38.80 for the three months ended September 30, 2020.  For the three months ended September 30, 2020, gas sales volume decreased 150,504 thousand cubic feet (MCF) to 581,123 MCF, compared to 731,627 MCF for the same period in 2019.  The average realized natural gas price per MCF increased 71% from $1.14 for the three months ended September 30, 2019, to $1.96 for the three months ended September 30, 2020.

Oil and gas production costs, including ad valorem taxes.  Our lease operating expenses (LOE) decreased from $15,478,052, or $15.04 per barrel of oil equivalent (BOE) for the three months ended September 30, 2019, to $9,678,011 or $11.02 per BOE for the three months ended September 30, 2020.  The decreases both in total and in the per BOE rate are a result of efforts to improve efficiencies in our operations.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2019 and remained steady at 5% for the three months ended September 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense decreased by $3,293,604 to $11,057,773 for the three months ended September 30, 2020, compared to $14,351,377 during the same period in 2019.  The decrease was the result of a combination of a lower depletion rate per BOE and lower production volumes between periods. The lower depletion rate is primarily the result of the ceiling test write down during the second quarter 2020.

General and administrative expenses.  General and administrative expense decreased $1,249,001 to $2,496,927 for the three months ended September 30, 2020, as compared to $3,745,928 for the three months ended September 30, 2019.  The decrease in general and administrative expense is primarily attributable to lower cash and stock based compensation related expenses and legal expenses in 2020 as compared to 2019.

Interest expense.  Interest expense decreased $99,259 to $4,457,250 for the three months ended September 30, 2020, as compared to $4,556,509 for the three months ended September 30, 2019.  This decrease was the result of lower interest rates between periods.

Realized gain on derivative instruments.  Realized gain on derivatives for the three months ended September 30, 2020 was $1,726,373.  There was no realized gain or loss on derivatives during the three months ended September 30, 2019.  This change is the result of significantly lower oil prices.

Unrealized loss on derivative instruments and hedging activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended September 30, 2020, the change in fair value resulted in the recognition of a loss of $6,228,453 on derivative contracts as compared to a gain of $1,877,368 during the same period in 2019.

Net income (loss).  For the three months ended September 30, 2020, the Company had net loss of $1,961,603, as compared to net income of $8,858,000 for the three months ended September 30, 2019.  The primary contributors to this change are lower revenues as a result of lower commodity prices and the unrealized loss on derivatives instruments.

Results of Operations – For the Nine Months Ended September 30, 2020 and 2019

Oil and natural gas sales.  For the nine months ended September 30, 2020, oil and natural gas sales revenue decreased $61,798,180 to $81,673,465, compared to $143,471,645 for the same period during 2019, primarily as a result of lower production and lower commodity prices.

Oil sales decreased $61,794,869 and natural gas sales decreased $3,311.  For the nine months ended September 30, 2020, oil sales volume decreased 545,762 barrels to 2,066,980 barrels, compared to 2,612,742 barrels for the same period in 2019.  The average realized per barrel of oil price decreased 29% from $54.03 for the nine months ended September 30, 2019, to $38.40 for the nine months ended September 30, 2020.  For the nine months ended September 30, 2020, gas sales volume increased 66,792 thousand cubic feet (MCF) to 1,764,165 MCF, compared to 1,697,373 MCF for the same period in 2019.  The average realized natural gas price per MCF decreased 4% from $1.35 for the nine months ended September 30, 2019, to $1.30 for the nine months ended September 30, 2020.

The primary cause of the decrease in sales volumes is that we shut in most of our production in late April which continued through all of May.  Additionally, the volumes that were produced during those times were largely held until June for sale.  We returned to full production in June 2020 and continued at full production throughout the third quarter of 2020.

Oil and gas production costs including ad valorem taxes. Our lease operating expenses (LOE) decreased from $36,455,925, or $12.59 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2019, to $27,128,768 or $11.49 per BOE for the nine months ended September 30, 2020.  The decrease in total is the result of having much of our production shut in for the second quarter 2020.  The decrease in the per BOE rate is a result of efforts to improve efficiencies in our operations.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2019 and remained steady at 5% for the nine months ended September 30, 2020.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense decreased by $9,798,674 to $32,542,206 for the nine months ended September 30, 2020, compared to $42,340,880 during the same period in 2019.  The decrease was primarily the result of lower production from having much of our production shut in during the second quarter 2020 and a lower depletion rate per BOE.

Ceiling test write-down. The Company recorded a non-cash write-down of the carrying value of its proved oil and natural gas properties of $147,937,943 for the nine months ended September 30, 2020 as a result of ceiling test limitations, which is reflected as ceiling test impairments in the accompanying statements of operations. The write-down reduced earnings in the period and will result in a lower depreciation, depletion and amortization rate in future periods.  The ceiling test write-down primarily resulted from a reduction in the value of the Company’s reserves due to a reduction in commodity prices.  The Company did not have any write-downs for the nine months ended September 30, 2019.

General and administrative expenses. General and administrative expense decreased $5,577,641 to $9,709,431 for the nine months ended September 30, 2020, as compared to $15,287,072 for the nine months ended September 30, 2019.  The primary reason for the decrease is the acquisition related costs incurred in 2019 that were not incurred in 2020.

Interest expense. Interest expense increased $3,369,354 to $12,958,788 for the nine months ended September 30, 2020, as compared to $9,589,434 for the nine months ended September 30, 2019.  This increase was the result of a larger amount drawn on our Credit Facility, most of which was incurred in the acquisition of our Northwest Shelf assets in 2019.

Realized gain on derivative instruments.  Realized gain on derivatives for the nine months ended September 30, 2020 was $18,814,068.  There was no realized gain or loss on derivatives during the nine months ended September 30, 2019.  This change is the result of significantly lower oil prices.

Unrealized loss on derivative instruments and hedging activities.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the nine months ended September

30, 2020, the change in fair value resulted in the recognition of a gain of $14,086,699 on derivative contracts as compared to a gain of $3,066,913 during the same period in 2019.

Net income (loss).  For the nine months ended September 30, 2020, the Company had net loss of $93,157,551, as compared to net income of $24,469,857 for the nine months ended September 30, 2019.  The largest contributor to this change is the ceiling test write down, though reduced revenues from lower production, lower received commodity prices and unrealized losses on derivative instruments had a significant impact as well.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three and nine month periods ended September 30, 2020 and 2019:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Oil volume (Bbls)	781,626	906,874	2,066,980	2,612,742
Natural gas volume (Mcf)	581,123	731,627	1,764,165	1,697,373
Total production (Boe)	878,480	1,028,812	2,361,008	2,895,638

Average sales price
Oil price (per Bbl)	$38.80	$54.59	$38.40	$54.03
Natural gas price (per Mcf)	1.96	1.14	1.30	1.35
Total (per Boe)	$35.82	$48.93	$34.59	$49.55

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2020, the Company had cash on hand of $17,920,817, compared to $10,004,622 as of December 31, 2019.  The Company had net cash provided by operating activities for the nine months ended September 30, 2020, of $44,903,306, compared to $62,588,212 for the same period of 2019.  The other most significant cash inflows during the periods were proceeds from draws on our Credit Facility of $21,500,000 and $327,000,000, respectively in 2020 and 2019 and proceeds from oil and gas property divestiture of $4,500,000 in 2020 which were accounted for as a reduction of our full cost pool.  The most significant cash outflows during the nine months ended September 30, 2020 and 2019 were capital expenditures in connection with the purchase and development of oil and gas properties of $34,775,770 and $385,266,163, respectively, and payments on our Credit Facility of $28,000,000.

Subsequent to September 30, 2020, the Company completed a public offering and concurrently completed a registered direct offering of common shares, pre-funded warrants and common warrants.  In total, the company issued 13,075,800 shares, 16,728,500 pre-funded warrants and 29,804,300 common warrants.  Gross proceeds received at closing were approximately $20.8 million and net proceeds are anticipated to be approximately $19.1MM.

Given the ongoing COVID-19 pandemic, challenging market conditions and recent market events, we continue to remain focused on maintaining a strong balance sheet and adequate liquidity. Over the near term, we plan to reduce, defer or cancel certain planned capital expenditures and reduce our overall cost structures commensurate with our expected level of activities. We believe that our cash on hand, cash flows from operations, cash flows from our hedges and availability under the Credit Facility will be sufficient to fund our operations and service our debt over at least the next 12 months.

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

The Borrowing Base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The Borrowing Base is redetermined semi-annually on each May 1 and November 1. Subsequent to September 30, 2020, the bank group agreed to an extension of the scheduled borrowing base redetermination from November 2020 to December 2020. This was to allow the Company to properly reflect cost reductions and operational efficiencies in the reserve information provided. The Borrowing Base will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. As a part of the redetermination completed in June 2020, the amendment included an adjustment to the total Leverage Ratio to be not more than 4.75 to 1.0 as of the last day of the fiscal quarter ending September 30, 2020.  The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of September 30, 2020, $360,000,000 was outstanding on the Credit Facility.  The Company was in compliance with all covenants contained in the Credit Facility as of September 30, 2020.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At September 30, 2020, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of September 30, 2020, the Company had $360 million outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.5%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3.6 million based on the aggregate of $360 million outstanding under the Credit Facility as of September 30, 2020.

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

The prices we receive depend on many factors outside of our control.  Oil prices we received during the nine month period ended September 30, 2020, ranged from a low of $13.23 per barrel to a high of $57.38 per barrel. Natural gas prices we received during the same period ranged from a low of negative $0.93 per MCF to a high of $2.60 per MCF. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.  In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $12.5 million at September 30, 2020) and through receivables from our joint interest partners (approximately $0.7 million at September 30, 2020).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the nine months ended September 30, 2020, sales to two customers, Phillips 66 (“Phillips”) and Occidental Energy Marketing (“Oxy”) represented 64% and 14% of oil and gas revenues, respectively.  As of September 30, 2020, Phillips and Oxy represented 85% and 0% of our accounts receivable, respectively.  Effective with May 2020 production, the volumes previously purchased by Oxy are now purchased by Phillips and so the concentration of our receivables from Phillips is likely to increase.  However, due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars.  Ring is therefore not exposed to foreign currency exchange rate risk on these sales.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Paul D. McKinney, our principal executive officer, and William R. Broaddrick, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Mssrs. McKinney and Broaddrick concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  During the nine months ended September 30, 2020, the Company incorporated procedures from our annual review process into our quarterly review process in order to remediate a material weakness identified during 2019.  These changes included preparing additional schedules and incorporating some additional third party review.  We believe these additional steps adequately remediate the material weakness.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
1.1	Underwriting Agreement by and between the Company and A.G.P./Alliance Global Partners, dated October 27, 2020	8-K	001-36057	1.1	10/29/20
2.1	Purchase and Sale Agreement dated February 25, 2019, among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas Operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	02/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	04/01/13
3.2	Current Bylaws	8-K	000-53920	3.2	01/24/13
4.1	Securities Purchase Agreement, dated October 27, 2020	8-K	001-36057	4.1	10/29/20
4.2	Registration Rights Agreement, dated April 9, 2019, by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	8-K	001-36057	4.1	04/12/19
4.3	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	03/16/20
10.1	Second Amendment to Amended and Restated Credit Agreement, dated June 17, 2020, by and among Ring Energy, Inc., the lenders party thereto, and Truist Bank, as administrative agent for the lenders and as issuing bank.	8-K	001-36057	10.1	06/19/20
10.2	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Paul D. McKinney	8-K	001-36057	10.1	10/06/20
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: November 9, 2020	By:	/s/ Paul D. McKinney
Paul C. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer
(Principal Financial and Accounting Officer)