Form 10-K/A
period 2020-12-31
RING ENERGY, INC.
filed 2021-03-17
CIK 1384195

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

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

As of March 17, 2021, the issuer had outstanding 99,181,587 shares of common stock ($0.001 par value).

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

PART II
Item 6:	Selected Financial Data	5
PART IV
Item 15:	Exhibits, Financial Statement Schedules	6

EXPLANATORY NOTE

Ring Energy, Inc. (““Ring,” “Ring Energy” or “the Company”) is filing this Amendment No. 1 on Form 10-KA (“the Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Filing”).  We are filing this Amendment to correct a typographical error in the report involving our basic and diluted earnings per share.

This Amendment amends and restates “Item 6: Selected Financial Data” of Part II and “Item 15:  Exhibits, Financial Statement Schedules” of Part IV of the Original Filing solely as a result of, and to reflect, the restatement.  Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certification of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART II

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

	For the years ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues	$113,025,138	$195,702,831	$120,065,361	$66,699,700	$30,850,248
Cost of revenues	42,196,963	57,626,604	33,433,082	19,130,924	11,372,420
Depreciation, depletion and amortization	43,010,660	56,204,269	39,024,886	20,517,780	11,483,314
Ceiling test impairment	277,501,943	—	14,172,309	—	56,513,016
Accretion	906,616	943,707	606,459	567,968	487,182
Operating lease expense	1,196,372	925,217	—	—	—
General and administrative	16,874,050	19,866,706	12,867,686	10,515,887	8,027,077
Net income (loss)	(253,411,828)	29,496,551	8,999,760	1,753,869	(37,637,687)

Basic income (loss) per common share	$(3.48)	$0.44	$0.15	$0.03	$(0.97)
Diluted income (loss) per common share	$(3.48)	$0.44	$0.15	$0.03	$(0.97)

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Current assets	$20,799,890	$38,708,541	$16,844,257	$29,123,924	$75,220,915
Oil and gas properties subject to amortization	836,514,815	1,083,966,135	641,121,398	433,591,134	250,133,965
Total assets	663,456,197	973,006,148	567,065,659	414,102,486	307,597,399
Total current liabilities	36,941,737	59,092,554	51,910,432	48,443,449	9,099,391
Total long-term liabilities	331,748,647	390,403,661	52,555,797	9,055,697	7,957,035
Total Stockholders Equity	294,765,813	523,509,933	462,599,430	356,603,340	290,540,973

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)	Financial Statements

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

Balance Sheets as of December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Stock for Stock Exchange Agreement dated May 3, 2012	8-K	000-53920	2.1	7/5/12
2.2	Merger Agreement dated November 7, 2012	8-K	000-53920	2.1	11/26/12
2.3	Purchase and Sale Agreement, dated February 25, 2019 by and among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	2/28/19
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Current Bylaws	8-K	000-53920	3.2	1/24/13
4.1	Registration Rights Agreement, dated April 9, 2019 by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	8-K	001-36057	4.1	4/12/19
4.2	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	3/16/20
4.3	Securities Purchase Agreement, dated October 27, 2020	8-K	001-36057	4.1	10/29/20
10.1	Letter Agreement with Patriot Royalty & Land, LLC entered into on March 1, 2012	10-K	000-53920	10.1	3/20/12
10.2	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Stephen D. Brooks	8-K	001-36957	10.1	12/4/20
10.3	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Paul D. McKinney	8-K	001-36957	10.1	10/6/20
10.4	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Alexander Dyes	8-K	001-36057	10.1	12/22/20
10.5	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Marinos C. Baghdati	8-K	001-36057	10.2	12/22/2-
10.6*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.7*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.8	Executive Committee Charter	10-K	000-53920	10.9	4/1/13
10.9	Audit Committee Charter	10-K	000-53920	10.10	4/1/13
10.10	Compensation Committee Charter	10-K	000-53920	10.11	4/1/13
10.11	Nominating and Corporate Governance Committee Charter	10-K	000-53920	10.12	4/1/13
10.12	Credit Agreement dated July 1, 2014 with SunTrust Bank[1]	8-K	001-36057	10.1	7/3/14
10.13	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.14	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.15	Third Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	5/20/16
10.16	Fourth Amendment to Credit Agreement with SunTrust Bank	10-K	001-36057	10.16	03/16/21

10.17	Fifth Amendment to Credit Agreement with SunTrust	8-K	001-36057	10.1	6/19/18
10.18	Amended and Restated Credit Agreement with SunTrust Bank	10-Q	001-36057	10.2	5/8/19
10.19	First Amendment to Amended and Restated Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	12/9/19
10.20	Second Amendment to Amended and Restated Credit Agreement, dated June 17, 2020, by and among Ring Energy, Inc., the lenders party thereto, and Truist Bank, as administrative agent for the lenders and as issuing bank	8-K	001-36057	10.1	6/19/20
10.21	Third Amendment to Amended and Restated Credit Agreement with Truist Bank	8-K	001-36057	10.1	12/29/20
10.22	Development Agreement with Torchlight Energy Resources, Inc.	8-K	001-36057	10.1	10/18/13
10.23	Purchase and Sale Agreement, dated February 4, 2014, between Ring Energy, Inc. and Raw Oil & Gas, Inc., JDH Raw LC, and Smith Energy Company	8-K	001-36057	10.1	2/7/14
10.24	Purchase and Sale Agreement effective May 1, 2015, with Finley Production Co., LP, BDT Oil & Gas, LP, Metcalfe Oil, LP, Grasslands Energy, LP, Buffalo Oil & Gas, LP and Finley Resources, Inc.	8-K	001-36057	2.1	5/22/15
10.25	Commitment Letter dated February 24, 2019, between Ring Energy, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	001-36057	10.1	2/28/19
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
16.1	Letter dated April 19, 2012, from Haynie & Company	8-K	000-53920	16.1	4/19/12
23.1	Consent of Cawley, Gillespie & Associated, Inc.	10-K	001-36057	23.1	03/16/21
23.2	Consent of Eide Bailly LLP	10-K	001-36057	23.2	03/16/21
23.3	Consent of Moss Adams LLP	8-K/A	001-36057	23.1	6/19/19
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.	10-K	001-36057	99.1	03/16/21
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Paul D. McKinney
Mr. Paul D. McKinney
Chief Executive Officer

Date: March 17, 2021

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 17, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Paul D. McKinney	/s/ Anthony B. Petrelli
Mr. Paul D. McKinney	Mr. Anthony B. Petrelli
Director	Director

Date: March 17, 2021	Date: March 17, 2021

/s/ Regina Roesener	/s/ Clayton E. Woodrum
Mrs. Regina Roesener	Mr. Clayton E. Woodrum
Director	Director

Date: March 17, 2021	Date: March 17, 2021

/s/ Richard Harris	/s/ John Crum
Mr. Richard Harris	Mr. John Crum
Director	Director

Date: March 17, 2021	Date: March 17, 2021

/s/ Thomas Mitchell
Mr. Thomas Mitchell
Director

Date: March 17, 2021

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

Denver, Colorado

March 16, 2021

RING ENERGY, INC.

BALANCE SHEETS

As of December 31,	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$3,578,634	$10,004,622
Accounts receivable	14,997,979	22,909,195
Joint interest billing receivable	1,327,262	1,812,469
Derivative receivable	499,906	—
Prepaid expenses and retainers	396,109	3,982,255
Total Current Assets	20,799,890	38,708,541
Properties and Equipment
Oil and natural gas properties subject to amortization	836,514,815	1,083,966,135
Financing lease asset subject to depreciation	858,513	858,513
Fixed assets subject to depreciation	1,520,890	1,465,551
Total Properties and Equipment	838,894,218	1,086,290,199
Accumulated depreciation, depletion and amortization	(200,111,658)	(157,074,044)
Net Properties and Equipment	638,782,560	929,216,155
Operating lease asset	1,494,399	1,867,044
Deferred Financing Costs	2,379,348	3,214,408
Total Assets	$663,456,197	$973,006,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,500,081	$54,635,602
Financing lease liability	295,311	280,970
Operating lease liability	859,017	1,175,904
Derivative liabilities	3,287,328	3,000,078
Total Current Liabilities	36,941,737	59,092,554

Deferred income taxes	—	6,001,176
Revolving line of credit	313,000,000	366,500,000
Financing lease liability, less current portion	126,857	424,126
Operating lease liability, less current portion	635,382	691,140
Derivative liabilities	869,273	—
Asset retirement obligations	17,117,135	16,787,219
Total Liabilities	368,690,384	449,496,215
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 85,568,287 shares and 67,993,797 shares issued and outstanding, respectively	85,568	67,994
Additional paid-in capital	550,951,415	526,301,281
Accumulated deficit	(256,271,170)	(2,859,342)
Total Stockholders’ Equity	294,765,813	523,509,933
Total Liabilities and Stockholders' Equity	$663,456,197	$973,006,148

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2020	2019	2018

Oil and Natural Gas Revenues	$113,025,138	$195,702,831	$120,065,361

Costs and Operating Expenses
Oil and natural gas production costs	36,968,873	48,496,225	27,801,989
Oil and natural gas production taxes	5,228,090	9,130,379	5,631,093
Depreciation, depletion and amortization	43,010,660	56,204,269	39,024,886
Ceiling test impairment	277,501,943	—	14,172,309
Asset retirement obligation accretion	906,616	943,707	606,459
Operating lease expense	1,196,372	925,217	—
General and administrative expense	16,874,050	19,866,706	12,867,686

Total Costs and Operating Expenses	381,686,604	135,566,503	100,104,422

Income (Loss) from Operations	(268,661,466)	60,136,328	19,960,939

Other Income (Expense)
Interest income	8	13,511	97,855
Interest (expense)	(17,617,614)	(13,865,556)	(427,898)
Realized gain (loss) on derivatives	22,522,591	—	(11,153,701)
Unrealized gain (loss) on change in fair value of derivatives	(1,156,523)	(3,000,078)	3,968,286
Deposit forfeiture income	5,500,000	—	—
Net Other Income (Expense)	9,248,462	(16,852,123)	(7,515,458)

Income (Loss) Before Provision for Income Taxes	(259,413,004)	43,284,205	12,445,481

Benefit from (Provision for) Income Taxes	6,001,176	(13,787,654)	(3,445,721)

Net Income (Loss)	$(253,411,828)	$29,496,551	$8,999,760

Basic Earnings (Loss) per share	$(3.48)	$0.44	$0.15
Diluted Earnings (Loss) per share	$(3.48)	$0.44	$0.15

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2017	54,224,029	$54,224	$397,904,769	$(41,355,653)	$356,603,340
Share-based compensation	—	—	3,870,934	—	3,870,934
Options exercised (cashless exercise)	103,113	103	(103)	—	—
Options exercised	50,000	50	99,950	—	100,000
Restricted stock vested	64,620	65	(65)	—	—
Common stock issued for cash, net	6,164,000	6,164	81,814,974	—	81,821,138
Common stock issued for property acquisition	2,623,948	2,624	11,201,634	—	11,204,258
Net income	—	—	—	8,999,760	8,999,760
Balance, December 31, 2018	63,229,710	$63,230	$494,892,093	$(32,355,893)	$462,599,430
Common stock issued as partial consideration in acquisition	4,576,951	4,577	28,326,750	—	28,331,327
Restricted stock vested	187,136	187	(187)	—	—
Share-based compensation	—	—	3,082,625	—	3,082,625
Net income	—	—	—	29,496,551	29,496,551
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Common stock and warrants issued for cash, net	13,075,800	13,076	19,366,756	—	19,379,832
Exercise of pre-funded warrants issued in offering	3,300,000	3,300	—	—	3,300
Common stock issued for services	35,000	35	23,765	—	23,800
Restricted stock vested	1,180,392	1,180	(1,180)	—	—
Share-based compensation	—	—	5,364,162	—	5,364,162
Net (loss)	—	—	—	(253,411,828)	(253,411,828)
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(253,411,828)	$29,496,551	$8,999,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	43,010,660	56,204,269	39,024,886
Ceiling test impairment	277,501,943	—	14,172,309
Accretion expense	906,616	943,707	606,459
Amortization of deferred financing costs	1,190,109	991,310	—
Stock-based compensation	5,364,162	3,082,625	3,870,934
Shares issued for services	23,800	—	—
Deferred income tax expense (benefit)	(3,975,170)	9,500,517	2,537,837
Excess tax expense (benefit) related to stock-based compensation	(2,026,006)	3,855,389	907,884
Adjustment to deferred tax asset for change in effective tax rate	—	431,748	—
Change in fair value of derivative instruments	1,156,523	3,000,078	(3,968,286)
Changes in assets and liabilities:
Accounts receivable	7,896,517	(10,035,648)	666,283
Prepaid expenses and retainers	3,586,146	(1,878,667)	(318,190)
Accounts payable	(8,380,594)	12,320,308	4,435,269
Settlement of asset retirement obligation	(683,623)	(1,295,966)	(577,824)
Net Cash Provided by Operating Activities	72,159,255	106,616,221	70,357,321
Cash Flows From Investing Activities
Payments for the Wishbone Acquisition	—	(276,061,594)	—
Payments to purchase oil and natural gas properties	(1,317,313)	(3,400,411)	(4,656,484)
Proceeds from divestiture of oil and natural gas properties	—	8,547,074	—
Payments to develop oil and natural gas properties	(42,457,745)	(152,125,320)	(198,870,366)
Proceeds from disposal of fixed assets subject to depreciation	—	—	105,536
Purchase of fixed assets subject to depreciation	(55,339)	—	—
Net Cash Used in Investing Activities	(43,830,397)	(423,040,251)	(203,421,314)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	26,500,000	327,000,000	39,500,000
Payments on revolving line of credit	(80,000,000)	—	—
Proceeds from issuance of common stock and warrants	19,383,131	—	81,821,138
Proceeds from option exercise	—	—	100,000
Payment of deferred financing costs	(355,049)	(3,781,657)	—
Reduction of financing lease liabilities	(282,928)	(153,417)	—
Net Cash Provided by (Used in) Financing Activities	(34,754,846)	323,064,926	121,421,138
Net Increase (Decrease) in Cash	(6,425,988)	6,640,896	(11,642,855)
Cash at Beginning of Period	10,004,622	3,363,726	15,006,581
Cash at End of Period	$3,578,634	$10,004,622	$3,363,726
Supplemental Cash Flow Information
Cash paid for interest	$16,911,344	$10,364,313	$323,916
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$99,436	$631,727	$1,311,956
Asset retirement obligation acquired	—	39,701	2,571,549
Asset retirement obligation revision of estimate	34,441	—	87,960
Operating lease assets obtained in exchange for new operating lease liability	823,727	2,319,185	—
Financing lease assets obtained in exchange for new financing lease liability	—	858,513	—
Prepaid asset settled in divestiture of oil and natural gas properties	—	1,019,876	—
Oil and gas assets and properties acquired through stock issuance	—	—	11,204,258
Stock issued in property acquisition returned in final settlement	103,385	—	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	1,415,073	15,170,000	26,000,000
Supplemental Schedule of Investing Activities Wishbone Acquisition
Assumption of joint interest billing receivable	—	1,464,394	—
Assumption of prepaid assets	—	2,864,554	—
Assumption of accounts and revenue payables	—	(1,234,861)	—
Asset retirement obligation incurred through acquisition	—	(3,705,941)	—
Common stock issued as partial consideration in acquisition	—	(28,331,327)	—
Oil and gas properties subject to amortization	—	305,004,775	—
Cash paid	—	276,061,594	—

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

The following table provides supplemental information regarding cash flows from operations:

2020
Operating lease costs	$1,196,373
Short term lease costs (1)	5,337,433
Financing lease costs:
Amortization of financing lease assets (2)	287,413
Interest on lease liabilities (3)	30,237

(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2020	2019	2018
Net Income (Loss)	$(253,411,828)	$29,496,551	$8,999,760
Basic Weighted-Average Shares Outstanding	72,891,310	66,571,738	59,531,200
Effect of dilutive securities:
Stock options	—	174,944	1,238,786
Restricted stock	—	10,346	78,191
Common warrants	—	—	—
Diluted Weighted-Average Shares Outstanding	72,891,310	66,757,028	60,848,177
Basic Earnings (Loss) per Share	$(3.48)	$0.44	$0.15
Diluted Earnings (Loss) per Share	$(3.48)	$0.44	$0.15

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

NOTE 10 – REVOLVING LINE OF CREDIT

On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), which was amended on April June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, extends the maturity date through April 2024 and makes other modifications to the terms of the Credit Facility. This Credit Facility was amended on December 23, 2020 and June 17, 2020. The latest amendment adjusted the borrowing base to $350 million and made other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

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