Form 10-Q
period 2021-03-31
RING ENERGY, INC.
filed 2021-05-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36057

RING ENERGY, INC.

(Exact Name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 Hughes Landing, Suite 900 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(281) 397-3699

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	REI	NYSE American

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

☐ Yes ⌧ No

The registrant has one class of common stock of which 99,275,937 shares were outstanding at May 10, 2021.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2021

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2020. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East;

●	economic and competitive conditions;

●	lack of available insurance;

●	cash flow and anticipated liquidity;

●	continuing compliance with the financial covenant contained in our amended and restated credit agreement;

●	the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by accounting principles generally accepted in the United States and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
As of	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,700,510	$3,578,634
Accounts receivable	20,898,591	14,997,979
Joint interest billing receivable	1,358,129	1,327,262
Derivative receivable	581,424	499,906
Prepaid expenses and retainers	230,909	396,109
Total Current Assets	24,769,563	20,799,890
Properties and Equipment
Oil and natural gas properties subject to amortization	846,954,510	836,514,815
Financing lease asset subject to depreciation	819,789	858,513
Fixed assets subject to depreciation	1,700,460	1,520,890
Total Properties and Equipment	849,474,759	838,894,218
Accumulated depreciation, depletion and amortization	(208,174,599)	(200,111,658)
Net Properties and Equipment	641,300,160	638,782,560
Operating lease asset	2,079,443	1,494,399
Deferred financing costs	2,196,321	2,379,348
Total Assets	$670,345,487	$663,456,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,386,222	$32,500,081
Financing lease liability	283,305	295,311
Operating lease liability	719,825	859,017
Derivative liabilities	24,546,980	3,287,328
Total Current Liabilities	66,936,332	36,941,737

Revolving line of credit	305,500,000	313,000,000
Financing lease liability, less current portion	50,432	126,857
Operating lease liability, less current portion	1,403,876	635,382
Derivative liabilities, non-current	5,277,469	869,273
Asset retirement obligations	15,025,895	17,117,135
Total Liabilities	394,194,004	368,690,384
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 99,275,937 shares and 85,568,287 shares issued and outstanding, respectively	99,276	85,568
Additional paid-in capital	551,389,470	550,951,415
Accumulated deficit	(275,337,263)	(256,271,170)
Total Stockholders’ Equity	276,151,483	294,765,813
Total Liabilities and Stockholders' Equity	$670,345,487	$663,456,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
Oil and Natural Gas Revenues	$39,502,532	$39,570,328

Costs and Operating Expenses
Lease operating expenses	8,226,575	8,421,388
Gathering, transportation and processing costs	935,019	1,149,618
Ad valorem taxes	737,251	807,455
Oil and natural gas production taxes	1,852,762	1,870,245
Depreciation, depletion and amortization	8,108,158	13,682,996
Asset retirement obligation accretion	193,744	231,962
Operating lease expense	271,517	289,051
General and administrative expense	2,912,991	3,035,895
Total Costs and Operating Expenses	23,238,017	29,488,610

Income (Loss) from Operations	16,264,515	10,081,718

Other Income (Expense)
Interest income	—	5
Interest (expense)	(3,741,969)	(4,248,498)
Gain (loss) on derivative contracts	(31,588,639)	50,420,809
Net Other Income (Expense)	(35,330,608)	46,172,316

Income (Loss) Before Provision for Income Taxes	(19,066,093)	56,254,034

Benefit from (Provision for) Income Taxes	—	(12,449,916)
Net Income (Loss)	$(19,066,093)	$43,804,118

Basic Earnings (Loss) per share	$(0.19)	$0.64
Diluted Earnings (Loss) per share	$(0.19)	$0.64

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
For the three Months Ended March 31, 2021
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net income (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,470	$(275,337,263)	$276,151,483

For the three Months Ended March 31, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Share-based compensation	—	—	673,795	—	673,795
Net income (loss)	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(19,066,093)	$43,804,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	8,108,158	13,682,996
Accretion expense	193,744	231,962
Amortization of deferred financing costs	183,027	189,082
Share-based compensation	355,494	673,795
Deferred income tax expense (benefit)	(1,792,142)	12,028,380
Excess tax expense (benefit) related to share-based compensation	1,792,142	421,536
Change in fair value of derivative contracts	31,588,639	(50,420,809)
Cash received (paid) for derivative settlements, net	(5,920,791)	3,334,128
Changes in assets and liabilities:
Accounts receivable	(5,968,739)	6,915,358
Prepaid expenses and retainers	165,200	3,584,453
Accounts payable	6,293,506	(6,614,029)
Settlement of asset retirement obligation	(244,461)	(293,212)
Net Cash Provided by Operating Activities	15,687,684	27,537,758
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(258,970)	(480,048)
Payments to develop oil and natural gas properties	(11,898,939)	(24,463,138)
Payments to acquire or improve fixed assets	(19,461)	—
Proceeds from divestiture of oil and natural gas properties	2,000,000	—
Net Cas Provided by (Used in) Investing Activities	(10,177,370)	(24,943,186)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	13,000,000	—
Payments on revolving line of credit	(20,500,000)	—
Proceeds from issuance of common stock and warrants	161,269	—
Reduction of financing lease liabilities	(49,707)	(67,806)
Net Cash Provided by (Used in) Financing Activities	(7,388,438)	(67,806)
Net Change in Cash	(1,878,124)	2,526,766
Cash at Beginning of Period	3,578,634	10,004,622
Cash at End of Period	$1,700,510	$12,531,388
Supplemental Cash Flow Information
Cash paid for interest	$3,709,232	$4,211,754
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$32,206	$66,387
Asset retirement obligation acquired	662,705	—
Asset retirement obligation revisions	153,475	—
Asset retirement obligation sold	(2,934,126)	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	3,782,599	6,200,000
Operating lease assets obtained in exchange for new operating lease liability	839,536	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm.  In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including as a result of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Reclassifications – Certain prior period amounts relating to components of operating expense have been reclassified to conform to current year presentation within “Costs and Operating Expenses” in the Statement of Operations. Additionally, certain prior amounts associated with realized and unrealized gains (losses) have been reclassified within the Statement of Operations and Statements of Cash Flows to conform with current year presentation.

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

COVID - 19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. As of the first quarter 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after the lockdown, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including further asset impairments.

Liquidity and Capital Considerations – We strive to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include our cash flow from operations, cash on hand, available borrowing capacity under our credit facility and proceeds from sales of non-strategic assets.

While changes in oil and natural gas prices affect the Company's liquidity, the Company has put in place hedges to protect, to some extent, its cash flows from such price declines; however, if oil or natural gas prices rapidly deteriorate due to a resurgence of COVID-19 or other reasons, this could have a material adverse effect on the Company's cash flows.

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could continue to have a material adverse impact on the Company’s oil revenue, which is mitigated to some extent by the Company’s hedge contracts.  The Company is always mindful to oil price volatility and its impact on our liquidity.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company believes that it has the ability to continue to fund its operations and service its debt by using cash on hand, cash flows from operations and cash flows from its derivative contracts.

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

Derivative Instruments and Commodity Risk Activities – The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) in the Statement of Operations.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  The change in fair value resulted in the recognition of a loss on the change in fair value of $31,588,639 for the three months ended March 31, 2021 and a gain on the change in fair value of $50,420,809 for the three months ended March 31, 2020.  During the three months ended March 31, 2021, the Company had a realized loss of $5,920,791 on derivatives, which included proceeds of $581,424 from the unwind of the Company’s remaining gas swaps for 2020 and 2021.  During the three months ended March 31, 2020, the Company had a realized gain of $3,334,128 on derivatives.

Concentration of Credit Risk and Major Customers – The Company had $1,450,510 of cash in excess of federally insured limits at March 31, 2021 and $3,328,634 of cash in excess of federally insured limits at March 31, 2020.  During the three months ended March 31, 2021, sales to three customers represented 74%, 8% and 6%, respectively, of the Company’s oil and gas revenues.  At March 31, 2021, these three customers made up 82%, 1% and 5%, respectively, of the Company’s accounts receivable.

Approximately 97% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas.  Oil and gas sales are generally unsecured.  The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable.  Accordingly, no allowance for credit losses has been provided at March 31, 2021.  The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All our costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. The Company did not incur a write down on oil and natural gas properties as a result of the ceiling test for the three months ended March 31, 2021 or for the three months ended March 31, 2020.

Depreciation, depletion and amortization expense for the three months ended March 31, 2021 was $8,108,158 based on depletion at the rate of $11.24, per barrel of oil equivalent compared to $13,682,996, based on depletion at the rate of $13.81 per barrel of oil equivalent for the three months ended March 31, 2020. These amounts include $60,970 and $111,191 of depreciation for the three months ended March 31, 2021 March 31, 2020, respectively.

Equipment, vehicles and leasehold improvements – Office equipment is valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation is calculated using the straight-line method based upon an estimated useful life of 3 to 10 years.

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

Share-Based Employee Compensation – The Company has outstanding stock option grants and restricted stock awards to directors, officers and employees, which are described more fully in Note 11. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

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

The CARES Act was enacted March 27, 2020 and includes income tax provisions that, among other things, allow net operating losses to be carried back, permits interest expense to be deducted up to a higher percentage of adjusted taxable income and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded and these provisions have no material impact on the Company.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the period ended March 31, 2021, the Company recorded no income tax expense or benefit due to the Company having a full valuation allowance against its net deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis. The Company anticipates that it will continue to record a valuation allowance against its DTAs until such time it is able to determine it is more likely than not that its DTAs will be realized. As a result of this analysis, the Company determined that a full valuation allowance of $54,397,696 was necessary against its net deferred tax asset as of March 31, 2021.

New and Recently Adopted Accounting Pronouncements – In August 2018, the FASB issued Accounting Standards Updated (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurement. ASU 2018-13 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements. ASU 2018-13 requires that the additional disclosure requirements be adopted using a retrospective approach.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842).  The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. See Note 3 for a discussion of the impact on the Company’s financial statements.

In December 2019, the FASB released ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020.The adoption of ASU 2019-12 did not have a material impact to the Company’s consolidated financial statements or disclosures.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

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

Under the Company natural gas sales processing contracts for the bulk of our Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the well head. However, the Company maintains ownership of the gas through processing and receives proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognizes the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in our Statement of Operations.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
Revenues by Product
Oil	$35,384,581	$38,637,199
Natural gas	4,117,951	933,129

Oil and natural gas revenues	$39,502,532	$39,570,328

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

The Company has operating leases for our offices in the Woodlands, Texas and Midland, Texas. The month-to-month Tulsa, Oklahoma lease was terminated as of March 31, 2021.  The office space that was previously leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, former Chairman of the Board of the Company, and Mr. McCabe, a former Director of the Company.

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

The Company also has financing leases for vehicles.  These leases have a term of 36 months at the end of which the Company owns the vehicles.  These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments associated with these operating and financing leases as of March 31, 2021 are as follows:

	2021	2022	2023	2024	2025
Operating lease payments (1)	$749,909	$382,727	$382,841	$376,855	$384,719
Financing lease payments (2)	222,916	122,672	—	—	—
(1)	The weighted average discount rate as of March 31, 2021 for operating leases was 4.5%. Based on this rate, the future lease payments above include imputed interest of $198,394.
(2)	The weighted average discount rate as of March 31, 2021 for financing leases was 5.3%. Based on this rate, the future lease payments above include imputed interest of $15,850.

The following table provides supplemental information regarding cash flows from operations for the three months ended:

	2021	2020
Operating lease costs	$271,517	$309,195
Short term lease costs (1)	892,489	851,949
Financing lease costs:
Amortization of financing lease assets (2)	35,839	71,853
Interest on lease liabilities (3)	4,928	8,822
(1)	Amount included in Lease Operating Expenses
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For The Three Months
	Ended March 31,
	2021	2020
Net Income (Loss)	$(19,066,093)	$43,804,118
Basic Weighted-Average Shares Outstanding	99,092,715	67,993,797
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	3,295
Common warrants	—	—
Diluted Weighted-Average Shares Outstanding	99,092,715	67,997,092
Basic Earnings (Loss) per Share	$(0.19)	$0.64
Diluted Earnings (Loss) per Share	$(0.19)	$0.64

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock options to purchase 465,500 shares of common stock, 1,902,947 shares of unvested restricted stock and unexercised common warrants of 29,619,500 were excluded from the computation of diluted earnings per share during the three months ended March 31, 2021, as their effect would have been anti-dilutive. Stock options to purchase 2,748,500 shares of common stock and 1,329,489 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2020, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS & DIVESTITURES

The Company entered into a Purchase, Sale and Exchange Agreement dated February 1, 2021, effective January 1, 2021, with Vin Fisher Operating, Inc. covering the sale and exchange of certain oil and gas interests in Andrews County, Texas. After the sale and transfer of wells and leases between the two parties, the Company also received a net value consideration in cash of $2,000,000 and reduced the Company’s asset retirement obligations by $2,934,126 for the properties sold and added $662,705 of asset retirement obligations for the wells acquired.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to fluctuations in crude oil and natural gas prices on its production. It utilizes derivative strategies that consist of either a single derivative instrument or a combination of instruments to manage the variability in cash flows associated with the forecasted sale of its future domestic oil and natural gas production. While the use of derivative instruments may limit or partially reduce the downside risk of adverse commodity price movements, the use also may limit future income from favorable commodity price movements.

The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying balance sheets. The Company has not designated its derivative financial instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) under the heading “Gain (loss) on derivative contracts” in the accompanying Statements of Operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At March 31, 2021, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility (as defined in Note 8). The Company is not subject to master netting agreements and classifies the fair value of its derivative positions on a gross basis in the corresponding balance sheets. The following presents the impact of the Company’s contracts on the balance sheet for the periods indicated.

	As of
	March 31, 2021	December 31, 2020
Liabilities
Commodity derivative instruments	$(24,546,980)	$(3,287,328)
Derivative liabilities, current	(24,546,980)	(3,287,328)

Commodity derivative instruments	(5,277,469)	(869,273)
Derivative liabilities, non-current	(5,277,469)	(869,273)

The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	March 31, 2021	March 31, 2020
Gain (loss) on oil derivatives	$(31,389,950)	$50,420,809
Gain (loss) on natural gas derivatives	(198,689)	—
Gain (loss) on derivative contracts	(31,588,639)	50,420,809

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The components of “Cash (paid) received for commodity derivative settlements” are as follows for the respective periods:

Cash flows from operating activities	March 31, 2021	March 31, 2020
Cash (paid) received on oil derivatives	$(6,663,969)	$3,334,128
Cash (paid) received on natural gas derivatives	743,178	—
Cash (paid) received for derivative settlements	(5,920,791)	3,334,128

Throughout 2020 and the first quarter of 2021, the Company entered into additional derivative contracts in the form of costless collars and swaps for 2021 and 2022 calendar period for both oil and natural gas.  The following tables reflect the details of current contracts as of March 31, 2021:

Date entered into	Period covered	Barrels per day	Put price	Call price	Swap price
Oil derivative contracts 2021 costless collars
2/25/2020	Calendar year 2021	1,000	$45.00	$54.75
2/25/2020	Calendar year 2021	1,000	45.00	52.71
2/27/2020	Calendar year 2021	1,000	40.00	55.08
3/2/2020	Calendar year 2021	1,500	40.00	55.35

2021 swaps
11/25/2020	Calendar year 2021	2,000			$45.37
12/2/2020	Calendar year 2021	500			45.38
12/3/2020	Calendar year 2021	500			45.00
12/4/2020	Calendar year 2021	500			45.40
12/4/2020	Calendar year 2021	500			45.60
12/7/2020	Calendar year 2021	500			45.96

2022 swaps
12/4/2020	Calendar year 2022	500			44.22
12/7/2020	Calendar year 2022	500			44.75
12/10/2020	Calendar year 2022	500			44.97
12/17/2020	Calendar year 2022	250			45.98
1/4/2021	Calendar year 2022	250			47.00
2/4/2021	Calendar year 2022	250			50.05

		MMBTU	Swap
Date entered into	Period covered	per day	price
Natural gas derivative contracts
2021 swaps
11/4/2020	Calendar year 2021(1)	6,000	$2.9910
2022 swaps
11/4/2020	Calendar year 2022(1)	5,000	2.7255
(1)	On March 30, 2021, the Company unwound its remaining gas swaps for Calendar year 2021 and 2022, resulting in the receipt of a cash payment of $581,424.

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

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of December 31, 2020

Oil and gas derivative liabilities	$—	$(4,156,601)	$—	$(4,156,601)

Total	$—	$(4,156,601)	$—	$(4,156,601)

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets
	for Identical Assets	Significant Other	Significant
	or (Liabilities)	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
As of March 31, 2021

Oil and gas derivative liabilities	$—	$(29,824,449)	$—	$(29,824,449)

Total	$—	$(29,824,449)	$—	$(29,824,449)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, extends the maturity date through April 2024 and makes other modifications to the terms of the Credit Facility. The Credit Facility was most recently amended on December 23, 2020. The latest amendment adjusted the borrowing base to $350 million and made other modifications to the terms of the Credit Facility. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.  The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The borrowing base is redetermined semi-annually in May and November.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The December 2020 amendment permitted a total Leverage Ratio not greater than 4.25 for the period ending March 31, 2021. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2021, $305,500,000 was outstanding on the Credit Facility. We are in compliance with all covenants contained in the Credit Facility as of March 31, 2021.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – ASSET RETIREMENT OBLIGATION

The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation were as follows:

Balance, December 31, 2020	$17,117,135
Liabilities incurred	32,206
Liabilities acquired	662,705
Liabilities sold	(2,934,126)
Revision of previous estimates	153,475
Liabilities settled	(199,244)
Accretion expense	193,744
Balance, March 31, 2021	$15,025,895

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2021, the remaining 13,428,500 pre-funded warrants and 184,800 of common warrants were exercised. Gross proceeds from these transactions were $161,269. At March 31, 2021, there remains 29,619,500 unexercised common warrants.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three months ended March 31, 2021, was $355,494 as compared to $673,795 for the three months ended March 31, 2020.  These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. As of March 31, 2021 there were 341,155 shares remaining eligible for issuance under the plan.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of March 31, 2020 and 2021, respectively, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2019	2,748,500	$6.28		$—
Granted	—	—		—
Forfeited or rescinded	—	—		—
Vested	—	—		—
Outstanding, March 31, 2020	2,748,500	$6.28	3.7 Years	$—
Exercisable, March 31, 2020	2,506,700	$5.78	3.4 Years

Outstanding, December 31, 2020	465,500	$3.26		$—
Granted	—	—		—
Forfeited or rescinded	—	—		—
Vested	—	—		—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Exercisable, March 31, 2021	460,700	$3.11	2.95 Years

The intrinsic values were calculated using the closing price on March 31, 2021 of $2.31 and the closing price on March 31, 2020 of $0.66. As of March 31, 2021, there was $10,634 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 0.43 years.

Restricted Stock

A summary of the restricted stock activity as of March 31, 2021 and 2020, and changes during the three months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(2,400)	4.78
Vested	—	—
Outstanding, March 31, 2020	1,339,489	$4.93

Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85

As of March 31, 2021 there was $1,175,910 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.6 years.

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

NOTE 13 – SUBSEQUENT EVENTS

On April 13, 2021, the Company’s board of directors approved the Company’s Amended and Restated Bylaws (the “Bylaws”), effective April 13, 2021, which include amendments (i) to formally establish the position of Lead Independent Director of the Board (the “Lead Independent Director”) within the Bylaws, (ii) to clarify certain rights and authority of the Lead Independent Director and the office of Chairman of the Board, and (iii) to address certain other technical and conforming amendments.

The Company’s board of directors also adopted a Lead Independent Director Charter, in order to expand the role of the Lead Independent Director and specify certain additional responsibilities of the Lead Independent Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and our interim unaudited financial statements and accompanying notes to these financial statements.

Overview

Ring is a growth oriented independent exploration and production company based in The Woodlands, Texas and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas and New Mexico. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin, all of which are part of the Permian Basin.

Business Description and Plan of Operation

Ring is currently engaged in oil and natural gas acquisition, exploration, development and production in Texas and New Mexico. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs and striving to show a gain in annual production while reducing the Company’s debt.  Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on the further drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow. The current 2021 drilling program includes drilling up to six to eight horizontal wells and completion of eight to 10 horizontal wells. Four Northwest Shelf San Andres wells were completed in the first quarter of 2021, including three 1.5-mile horizontal wells and one 1.0-mile horizontal well, with all wells now online. The Company performed nine conversions from electrical submersible pumps to rod pumps in the first quarter 2021.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination. Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading completion margins, it is well positioned to maximize the value of its assets and plans to de-lever its balance sheet through strategic asset dispositions. During the three months ended March 31, 2021, the company used its free cash flow from operations to pay down $7,500,000 on its outstanding long-term debt bringing the balance down to $305,500,000.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements and careful geological evaluation in reservoir engineering to generate value for its stockholders and to build development opportunities for years to come. Improved efficiency through employing technological advancements can provide a significant benefit in a continuous drilling program such as the one Ring contemplates for its current inventory of drilling locations.

●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have substantial resource potential and that it believes will meet its targeted returns on invested capital. Ring has historically pursued acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations. The Company has developed and refined an acquisition program designed to increase reserves and complement existing core properties. Ring’s experienced team of management and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying acquisition targets. Management’s proven ability to evaluate resource potential will allow Ring to successfully acquire acreage and to enhance the value of the assets.

Executive Summary - First Quarter 2021 Developments and Highlights

COVID-19 Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID 19 vaccination in the United States.  The shots were first administered to front line workers and the elderly but were soon made available to all adults.  The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and state and local assistance.  The demand for oil and gas is expected to increase as the economy recovers which should strengthen oil prices. While oil prices have increased to pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue.

Crude Price Impact

The WTI monthly oil price averaged from $39.40-42.34 from July of 2020 through November 2020, before breaking past the $45.00 threshold in December for a monthly average of $47.02.  Supported by the rising price environment and armed with added liquidity from the equity raise in October of 2020, we initiated a targeted Northwest Shelf drilling program of eight to ten wells focused on our most attractive drilling inventory in Yoakum County, Texas.  Phase I of the drilling program consisted of four wells, including three 1.5-mile horizontal wells and one 1.0-mile horizontal well, which were completed and placed on production during the three months ending March 31, 2021.

Winter Storm Impact

The severe winter storm in Texas in February 2021 resulted in the shut-in and deferral of more than 60% of Ring’s production for the majority of the storm which negatively impacted sales volumes and increased lease operating expense with restoration of most of the production taking more than two weeks to complete. Temporary downtime associated with completion activity and conversion to rod pumps also contributed to lower production numbers.  The decrease in sales volumes coupled with the additional cost of bringing the wells back online resulted in an escalated lease operating expense per BOE.  The company benefited from higher gas prices during the freeze which helped offset the decreased production and incremental costs.

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 90% and 98% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. Gas was a higher percentage of revenue in the three months ended March 31, 2021 because of the spike in natural gas prices during the winter storm in February 2021, resulting in an average realized price of $6.46 per mcf for the quarter, compared to $1.22 per mcf for the same period in 2020.

Commodity Risk Management

During the three months ended March 31, 2021, we entered into swaps for 500 barrels of oil per day for calendar year 2022 at an average price at $48.53. In total, we have costless collars and swaps for 4,500 and 4,500 barrels of oil per day, respectively, for  2021 and swaps for 2,250 barrels of oil per day for 2022. On March 30, 2021, we unwound gas swaps for 6,000 and 5,000 mmbtu per day for 2021 and 2022, respectively, for a realized value of $581,424. At March 31, 2021, our 2021 and 2022 derivative hedges resulted in a total non-cash fair value loss of approximately $25.7 million during the three months ended March 31, 2021 and a realized loss on derivates of approximately $5.9 million, which includes the proceeds from the unwound gas swaps, during the three months ended March 31, 2021.

Headquarters Relocation

Effective January 1, 2021, we moved our corporate headquarters to The Woodlands, Texas.  In conjunction with the new office lease, we incurred operating lease obligations. During the first quarter of 2021, we downsized our Midland office and closed the Tulsa office.

Officers and Directors of the Company

On March 24, 2021, Company’s board of directors appointed Travis Thomas as Chief Financial Officer. Mr. Thomas succeeded Randy Broaddrick, who has served the Company as Chief Financial Officer since its reverse merger with Stanford Energy in 2012

Borrowing Base Amendment

In December 2020, the borrowing base supporting our Credit Facility was amended to $350 million, subject to its semi-annual redetermination.  We paid down $7.5 million in the first quarter of 2021 and had $305.5 million outstanding on the Credit Facility as of March 31, 2021.  As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2021.

Results of Operations – For the Three Months Ended March 31, 2021 and 2020

Oil and natural gas sales.  For the three months ended March 31, 2021, oil and natural gas sales revenue decreased $67,796 to $39,502,532, compared to $39,570,328 for the same period during 2020, primarily as a result of lower production and higher commodity prices. Oil sales decreased $3,252,618 and natural gas sales increased $3,184,822.  For the three months ended March 31, 2021, oil sales volume decreased 245,482 barrels to 610,121 barrels, compared to 855,603 barrels for the same period in 2020.  The average realized per barrel of oil price increased 28% from $45.16 for the three months ended March 31,2020, to $58.00 for the three months ended March 31, 2021.  For the three months ended March 31, 2021, gas sales volume decreased 127,743 thousand cubic feet (MCF) to 637,808 MCF, compared to 765,551 MCF for the same period in 2020.  The average realized natural gas price per MCF increased 430% from $1.22 for the three months ended March 31, 2020, to $6.46 for the three months ended March 31, 2021.

Oil and gas production costs.  Our lease operating expenses (LOE) decreased from 8,421,388, or $8.57 per barrel of oil equivalent (BOE) for the three months ended March 31, 2020, to $8,226,575 or $11.48 per BOE for the three months ended March 31, 2021.  The decrease in total LOE is a result of efforts to improve efficiencies in our operations. LOE for the three months ended March 31, 2021 included freeze-related repair expenses and the reduction in production during the downtime, which increased the LOE per BOE. Our total gathering, transportation and processing costs decreased from $1,149,618, or $1.17 per BOE for the three months ended March 31, 2020 to $935,019, or $1.30 per BOE for the three months ended March 31, 2021, due to reduced gas volumes associated with the weather-related downtime.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2020 and remained steady at 5% for the three months ended March 31, 2021.  These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion.  Our depreciation, depletion, amortization and accretion expense decreased by $5,613,056 to $8,301,902 for the three months ended March 31, 2021, compared to $13,914,958 during the same period in 2020.  The decrease was the result of a combination of a lower depletion rate per BOE and lower production volumes between periods.  The lower depletion rate is primarily the result of the ceiling test write down during 2020.  Accretion of ARO also decreased because of the liabilities sold through the Vin Fisher Operating, Inc transaction.

General and administrative expenses.  General and administrative expense decreased $122,904 to $2,912,991 for the three months ended March 31, 2021 as compared to $3,035,895 for the three months ended March 31, 2020.  The decrease in general and administrative expense is primarily attributable to lower stock-based compensation related expenses.  For the three months ended March 31, 2021 cash general and administrative expenses were slightly higher due to expenses associated with the transition of the corporate headquarters and the closing of the Tulsa office.

	For the Three Months
	ended March 31,
	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$2,557,497	$2,362,100
Stock Based Compensation	(355,494)	(673,795)
General and administrative expense	2,912,991	3,035,895

Interest expense.  Interest expense decreased $506,529 to $3,741,969 for the three months ended March 31, 2021, as compared to $4,248,498 for the three months ended March 31, 2020.  This decrease was the result of a $51,401,282 lower average daily balance for the three months ended March 31, 2021 compared to the same period in 2020.  Interest rates were also lower due to a lower margin rate associated with a reduced percentage due to lower borrowing base utilization.

Realized gain (loss) on derivative instruments.  Realized loss on derivatives for the three months ended March 31, 2021 was $5,920,791 compared to a realized gain of $3,334,128 for March 31, 2020.  The realized loss was comprised of a $6,663,969 oil hedge loss and a $743,178 gain on the gas hedges.  This change is the result of significantly higher oil prices and lower gas prices and the full unwinding of the remaining 2021 and 2022 gas hedges on March 30, 2020.

Change in fair value of derivative instruments.  The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended March 31, 2021, the change in fair value resulted in the recognition of a loss of $25,667,848 on derivative contracts as compared to a gain of $47,086,681 during the same period in 2020.

Net income (loss).  For the three months ended March 31, 2021, the Company had net loss of $19,066,093, as compared to net income of $43,804,118 for the three months ended March 31, 2020.  The primary contributors to this change are higher commodity prices resulting in a higher loss on the change in fair value of derivative instruments.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three month periods ended March 31, 2021 and 2020:

	For the Three Months
	ended March 31,
	2021	2020
Oil volume (Bbls)	610,121	855,603
Natural gas volume (Mcf)	637,808	765,551
Total Production (Boe)	716,422	983,195

Average Sales Price
Oil price (per Bbl)	$58.00	$45.16
Gas price (per Mcf)	$6.46	$1.22
Total per BOE	$55.14	$40.25

Capital Resources and Liquidity

For the three months ended March 31, 2021, the Company had cash on hand of $1,700,510, compared to $3,578,634 as of December 31, 2020.  The Company had net cash provided by operating activities for the three months ended March 31, 2021, of $15,687,684, compared to $27,537,758 for the same period of 2020.  The primary difference in the cash from operations was the difference in cash received from derivative settlements from 2021 to 2020.  The Company had net cash used in investing activities of $10,177,370 for the three months ended March 31, 2021, compared to $24,943,186 in 2020, due to capital discipline and a reduced capex program.  The $12,109,574 in 2021 capex was offset by $2,000,000 in proceeds from the Vin Fisher transaction which was a reduction to the full cost pool.  Net cash used in financing activities was $7,388,438 for the three months ended March 31, 2021 during which time a net of $7,500,000 was paid on the credit facility.

We will continue to focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. As a result, our planned capital expenditures for 2021 will be 40% to 60% higher than our 2020 levels. Given this expected level of capital expenditures, our oil and natural gas production will likely improve in 2021. We will be prepared to expand our capital program after considering all factors including Company performance and commodity prices. We will also continue our pursuit of acquisitions and business combinations, which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is slowly returning to pre-pandemic levels as COVID-19 vaccines rates and economic activity have increased. Additionally, we have implemented several additional initiatives to maximize free cash flow, reduce our debt level, maximize our liquidity position and ultimately realize greater shareholder value.

Availability of Capital Resources under Credit Facility

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

The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time.  The borrowing base is redetermined semi-annually each May and November.  The borrowing base will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. Per the amendments to the credit facility in June and December 2020, the total Leverage Ratio is not allowed to be greater than 4.25 for the period ending March 31, 2021.  The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of March 31, 2021, $305,500,000 was outstanding on the Credit Facility.  We are in compliance with all covenants contained in the Credit Facility.

Derivative Financial Instruments

During February and March of 2020, the Company entered into derivative contracts in the form of costless collars of WTI Crude Oil prices in order to protect the Company’s cash flow from price fluctuation and maintain its capital programs.  “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option.  The trades were for a total 4,500 barrels of oil per day for the period of January 2021 through December 2021.

In November and December of 2020, the Company entered into swap contracts with a weighted average of $45.42 for 4,500 barrels per day for 2021 and 1,750 barrels per day for 2022 with a weighted average of $44.84. In January and February of 2021, we entered into swap contracts for 500 barrels per day for 2022 for a weighted average price of $48.53.  Similar to costless collars, there is no cost to enter into the swap contracts.  On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price. During May 2020, the Company unwound the costless collars for June 2020 and July 2020, resulting in the receipt of a cash payment of $5,435,136.

In November of 2020, we entered into natural gas swap contracts for 6,000 mmbtu per day at $2.991 and 5,000 mmbtu per day at $2.726 for 2021 and 2022, respectively. On March 30, 2021, we unwound all remaining gas swaps for 2021 and 2022 for a realized value of $581,424.

The following table reflects the prices of contracts outstanding as of March 31, 2021:

Oil contracts (WTI)
Date entered into	Barrels per day	Put price	Call price

2021 costless collars, in place for January through December 2021
02/25/2020	1,000	$45.00	$54.75
02/25/2020	1,000	45.00	52.71
02/27/2020	1,000	40.00	55.08
03/02/2020	1,500	40.00	55.35

			Swap
2021 Swap, in place January through December 2021			price
11/25/2020	2,000		$45.37
12/02/2020	500		45.38
12/03/2020	500		45.00
12/04/2020	500		45.40
12/04/2020	500		45.60
12/07/2020	500		45.96

2022 Swap, in place January through December 2022
12/04/2020	500		44.22
12/07/2020	500		44.75
12/10/2020	500		44.97
12/17/2020	250		45.98
01/04/2021	250		47.00
02/04/2021	250		50.05

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions.  At March 31, 2021, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility.  As of March 31, 2021, the Company had $305,500,000 outstanding borrowings under the Credit Facility. Our weighted average interest rate on borrowings under the Credit Facility was 4.4%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3.1 million based on the aggregate of $305,500,000 million outstanding under the Credit Facility as of March 31, 2021.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $20.9 million at March 31, 2021) and through receivables from our joint interest partners (approximately $1.4 million at March 31, 2021).  We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers.  We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.  For the three months ended March 31, 2021, sales to three customers, Phillips 66, BP, and NGL Crude, represented 74%, 8% and 6% of oil and gas revenues, respectively.  As of March 31, 2021, Phillips 66, BP, and NGL Crude represented 82%, 1% and 5% of our accounts receivable, respectively.  Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars.  Ring is therefore not exposed to foreign currency exchange rate risk on these sales.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Paul D. McKinney, our principal executive officer, and Travis T. Thomas, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Messrs. McKinney and Thomas concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.  During the first quarter, the Company transitioned its accounting and reporting functions from Tulsa in conjunction with its corporate headquarters relocation.  On March 24, Travis Thomas was named Chief Financial Officer, replacing William Broaddrick.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in the 2020 Form 10-K in addition to the risks described below.  Other than as described below, there have been no material changes to the risks described in the 2020 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk may materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	04/01/13
3.2	Amended and Restated Bylaws	8-K	001-36057	3.1	4/14/21
10.1	Employment and Severance Agreement by and between the Company and Travis Thomas.	8-K	001-36057	10.1	03/26/21
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: May 10, 2021	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)