Form 10-Q
period 2021-06-30
RING ENERGY, INC.
filed 2021-08-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The registrant has one class of common stock of which 99,351,145 shares were outstanding at August 9, 2021.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2021

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position and potential growth opportunities. Our forward-looking statements do not consider the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” “estimates,” “projects,” “targets” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2020. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East and other areas of the world;

●	economic and competitive conditions;

●	lack of available insurance;

●	cash flow and anticipated liquidity;

●	continuing compliance with the financial covenant contained in our amended and restated credit agreement;

●	the ongoing COVID-19 pandemic and its mutations and variants, including reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$2,670,242	$3,578,634
Accounts receivable	21,679,567	14,997,979
Joint interest billing receivable	1,909,804	1,327,262
Derivative receivable	—	499,906
Prepaid expenses and retainers	1,577,671	396,109
Total Current Assets	27,837,284	20,799,890
Properties and Equipment
Oil and natural gas properties subject to amortization	858,427,028	836,514,815
Financing lease asset subject to depreciation	819,784	858,513
Fixed assets subject to depreciation	1,741,902	1,520,890
Total Properties and Equipment	$860,988,714	$838,894,218
Accumulated depreciation, depletion and amortization	(216,589,422)	(200,111,658)
Net Properties and Equipment	644,399,292	638,782,560
Operating lease asset	1,411,150	1,494,399
Deferred Financing Costs	2,049,096	2,379,348
Total Assets	$675,696,822	$663,456,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,128,214	$32,500,081
Financing lease liability	259,261	295,311
Operating lease liability	216,730	859,017
Derivative liabilities	42,517,473	3,287,328
Notes Payable	758,150	—
Total Current Liabilities	87,879,828	36,941,737

Noncurrent Liabilities
Deferred income taxes	190,644	—
Revolving line of credit	300,500,000	313,000,000
Financing lease liability, less current portion	4,183	126,857
Operating lease liability, less current portion	1,285,335	635,382
Derivative liabilities	10,147,883	869,273
Asset retirement obligations	14,992,850	17,117,135
Total Liabilities	415,000,723	368,690,384
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 99,351,145 shares and 85,568,287 shares issued and outstanding, respectively	99,351	85,568
Additional paid-in capital	551,821,170	550,951,415
Accumulated deficit	(291,224,422)	(256,271,170)
Total Stockholders’ Equity	260,696,099	294,765,813
Total Liabilities and Stockholders' Equity	$675,696,822	$663,456,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Oil and Natural Gas Revenues	$47,760,102	$10,636,593	$87,262,634	$50,206,921

Costs and Operating Expenses
Lease operating expenses	7,424,488	5,646,330	15,651,063	14,067,717
Gathering, transportation and processing costs	897,166	625,966	1,832,185	1,775,585
Ad valorem taxes	703,775	800,000	1,441,026	1,607,455
Oil and natural gas production taxes	2,198,339	433,760	4,051,101	2,304,005
Depreciation, depletion and amortization	9,275,126	7,338,108	17,383,284	21,021,104
Ceiling test impairment	—	147,937,943	—	147,937,943
Asset retirement obligation accretion	184,013	231,367	377,757	463,329
Operating lease expense	84,790	292,207	356,307	581,258
General and administrative expense	3,757,152	4,176,609	6,670,143	7,212,504
Total Costs and Operating Expenses	24,524,849	167,482,290	47,762,866	196,970,900

Income (Loss) from Operations	23,235,253	(156,845,697)	39,499,768	(146,763,979)

Other Income (Expense)
Interest income	1	1	1	6
Interest (expense)	(3,654,529)	(4,253,040)	(7,396,498)	(8,501,538)
Gain (loss) on derivative contracts	(35,277,240)	(13,017,962)	(66,865,879)	37,402,847
Net Other Income (Expense)	(38,931,768)	(17,271,001)	(74,262,376)	28,901,315

Income (Loss) Before Provision for Income Taxes	(15,696,515)	(174,116,698)	(34,762,608)	(117,862,664)

Benefit from (Provision for) Income Taxes	(190,644)	39,116,632	(190,644)	26,666,716
Net Income (Loss)	$(15,887,159)	$(135,000,066)	$(34,953,252)	$(91,195,948)

Basic Earnings (Loss) per share	$(0.16)	$(1.99)	$(0.35)	$(1.34)
Diluted Earnings (Loss) per share	$(0.16)	$(1.99)	$(0.35)	$(1.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
For the Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net income (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,471	$(275,337,263)	$276,151,483
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	100,000	100	79,900	—	80,000
Restricted stock vested	3,480	3	(3)	—	—
Shares to cover tax withholdings	(28,272)	(28)	28	—	—
Share-based compensation	—	—	351,775	—	351,775
Net income (loss)	—	—	—	(15,887,159)	(15,887,159)
Balance, June 30, 2021	99,351,145	$99,351	$551,821,170	$(291,224,422)	$260,696,099

For the Six Months Ended June 30, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Restricted stock vested	—	—	—	—	—
Share-based compensation	—	—	673,795	—	673,795
Net income (loss)	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Restricted stock vested	3,480	4	(4)	—	—
Share-based compensation	—	—	1,317,542	—	1,317,542
Net income (loss)	—	—	—	(135,000,066)	(135,000,066)
Balance, June 30, 2020	67,980,575	$67,981	$528,189,246	$(94,055,290)	$434,201,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(34,953,252)	$(91,195,948)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	17,383,284	21,021,104
Ceiling test impairment	—	147,937,943
Accretion expense	377,757	463,329
Amortization of deferred financing costs	330,251	378,165
Share-based compensation	707,269	1,991,337
Deferred income tax expense (benefit)	(1,744,175)	(25,048,702)
Excess tax expense (benefit) related to share-based compensation	1,934,819	(1,618,014)
Change in fair value of derivative contracts	66,865,879	(37,402,847)
Cash received (paid) for derivative settlements, net	(18,357,124)	17,087,695
Changes in assets and liabilities:
Accounts receivable	(6,673,307)	15,545,418
Prepaid expenses and retainers	(1,181,562)	3,397,860
Accounts payable	8,659,118	(22,050,677)
Settlement of asset retirement obligation	(1,338,277)	(320,580)
Net Cash Provided by (Used In) Operating Activities	32,010,680	30,186,083
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(437,688)	(1,017,434)
Payments to develop oil and natural gas properties	(22,723,018)	(30,302,779)
Payments to acquire or improve fixed assets	(60,903)	—
Proceeds from divestiture of oil and natural gas properties	2,000,000	—
Net Cash Provided by (Used in) Investing Activities	(21,221,609)	(31,320,213)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	19,900,000	21,500,000
Payments on revolving line of credit	(32,400,000)	(13,000,000)
Proceeds from issuance of common stock and warrants	241,269	—
Proceeds from notes payable	909,467	—
Payments on notes payable	(151,317)	—
Payment of deferred financing costs	(76,887)	—
Reduction of financing lease liabilities	(119,995)	(140,712)
Net Cash Provided by (Used in) Financing Activities	(11,697,463)	8,359,288
Net Change in Cash	(908,392)	7,225,158
Cash at Beginning of Period	3,578,634	10,004,622
Cash at End of Period	$2,670,242	$17,229,780
Supplemental Cash Flow Information
Cash paid for interest	$7,202,818	$8,320,562
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$48,662	$66,387
Asset retirement obligation acquired	$662,705	$—
Asset retirement obligation revisions	$153,475	$—
Asset retirement obligation sold	$(2,934,126)	$—
Capitalized expenditures attributable to drilling projects financed through current liabilities	$4,460,973	$(1,750,000)
Operating lease assets obtained in exchange for new operating lease liability	$839,536	$—
Operating lease asset revision	$(621,636)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statement and notes include in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Reclassifications – Certain prior period amounts relating to components of operating expense have been reclassified to conform to current year presentation within “Costs and Operating Expenses” in the Statements of Operations. Additionally, certain prior amounts associated with realized and unrealized gains (losses) have been reclassified within the Statements of Operations and Statements of Cash Flows to conform with current year presentation.

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

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. As of the second quarter 2021, prices have recovered to pre-pandemic levels, due in part to the accessibility of vaccines, reopening of states after lockdowns, and optimism about the economic recovery. The continued spread of COVID-19, including-vaccine resistant strains such as the Delta variant, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including asset impairments.

Liquidity and Capital Considerations – The Company strives to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include the Company’s cash flow from operations, cash on hand, available borrowing capacity under its revolving credit facility, proceeds from sales of non-strategic assets.

While changes in oil and natural gas prices affect the Company's liquidity, the Company has put in place hedges to protect, to some extent, its cash flows from such price declines; however, if oil or natural gas prices rapidly deteriorate due to a resurgence of COVID-19 or other reasons, this could have a material adverse effect on the Company's cash flows.

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could have a material adverse impact on the Company’s oil revenue, which is mitigated to some extent by the Company’s hedge contracts. The Company is always mindful of oil price volatility and its impact on our liquidity.

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

Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) in the Statements of Operations.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The change in fair value resulted in the recognition of an unrealized loss of $22,840,907 for the three months ended June 30, 2021 and an unrealized loss of $48,508,755 for the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the change in fair value resulted in the recognition of unrealized loss of $26,771,529 and unrealized gain of $20,315,152, respectively, on derivative contracts. During the three and six months ended June 30,2021, the Company had realized losses of $12,436,333 and $18,357,124, respectively, on derivatives including $581,424 from unwinding the Company’s remaining gas swaps for 2021 and 2022. During the three and six months ended June 30, 2020, the Company had realized gains of $13,753,567 and $ 17,087,695, respectively, on derivatives.

Concentration of Credit Risk and Major Customers – The Company had $2,420,242 of cash on deposit in excess of federally insured limits at June 30, 2021 and $16,979,780 of cash in excess of federally insured limits at June 30, 2020. During the six months ended June 30, 2021, sales to three customers represented 78%,6% and 5%, respectively, of the Company’s oil and gas revenues. At June 30, 2021, these three customers made up 85%, 5% and 1%, respectively, of the Company’s accounts receivable.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Approximately 92% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are fully collectable. Accordingly, no material allowance for credit losses has been provided at June 30, 2021.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and drilling non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All our costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. The Company did not incur a write down of oil and natural gas properties as a result of the ceiling test for the three and six months ended June 30, 2021. The Company did not incur a write down of oil and gas properties for the three months ended March 31, 2020. During the three months ended June 30, 2020, the Company incurred write downs of oil and natural gas properties as a result of ceiling test impairments in the amount of $147,937,943. Depreciation, depletion and amortization expense for the three and six months ended June 30, 2021 was $9,275,126 and $17,383,284, respectively, based on depletion at the rate of $11.58 and $11.42, respectively, per barrel of oil equivalent compared to $7,338,108 and $21,021,104, respectively, based on depletion at the rate of $14.52 and $14.05 for the three and six months ended June 30, 2020. These amounts include $94,890 and $155,860, respectively, of depreciation for the three and six months ended June 30, 2021, compared to $88,987 and $200,178, respectively, of depreciation for the three and six months ended June 30, 2020.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The CARES Act was enacted on March 27, 2020, and includes income tax provisions that, among other things, allow net operating losses to be carried back, permits interest expense to be deducted up to a higher percentage of adjusted taxable income and modifies tax depreciation of qualified improvement property. Due to the Company having taxable losses in all years eligible for the NOL carryback, no benefit was recorded, and these provisions have no material impact on the Company.

For the period ended June 30, 2021, the Company recorded no federal income tax expense or benefit due to the Company having a full valuation allowance against its net federal deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis. The Company anticipates that it will continue to record a valuation allowance against its federal DTAs until such time it is able to determine it is more likely than not that its DTAs will be realized. During the year 2021, the Company expects to be in a net deferred tax liability position for Texas and recorded state deferred income tax expense of $190,644 for the period ending June 30, 2021. The Company has immaterial operations in certain other states which are in a net deferred tax asset position for which a full valuation allowance is still recorded.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022.  In January 2021, issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The Company is currently assessing the impact of adopting this new guidance.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in ASC 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the point of delivery at the net price received.

Natural gas sales

Under the Company’s natural gas sales processing contracts for its Central Basin Platform properties, Delaware Basin properties and part of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.

Under the Company natural gas sales processing contracts for the bulk of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the well head. However, the Company maintains ownership of the gas through processing and receives proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognizes the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Statements of Operations.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2021 and 2020:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating Revenues
Oil	$45,653,189	$10,414,374	$81,037,770	$49,051,574
Natural gas	2,106,913	222,219	6,224,864	1,155,347
Total operating revenues	$47,760,102	$10,636,593	$87,262,634	$50,206,921

All revenues are from production from the Permian Basin in Texas and New Mexico.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method under this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP.

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

The Company has operating leases for its offices in The Woodlands, Texas and Midland, Texas. The month-to-month Tulsa, Oklahoma lease was terminated as of March 31, 2021. The office space that was previously leased in Tulsa is owned by Arenaco, LLC, a company that is owned by Mr. Rochford, former Chairman of the Board of the Company, and Mr. McCabe, a former Director of the Company.

The Company also has month to month leases for office equipment and compressors used in its operations on which the Company had previously elected to apply ASU 2016-02. The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. The costs are recorded as short-term lease costs and amounts included in Oil and gas production costs.

The Company also has month to month leases or other short-term leases for equipment used in its operations on which the Company has made accounting policy elections not to capitalize these leases. These leases are for terms that are less than 12 months, and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases are reflected in the short-term lease costs below.

The Company also has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments associated with these operating and financing leases as of June 30, 2021 are as follows:

	2021	2022	2023	2024	2025
Operating lease payments (1)	$106,263	$349,127	$356,991	$376,855	$384,719
Financing lease payments (2)	147,811	122,676	—	—	—
(1)	The weighted average discount rate as of June 30, 2021 for operating leases was 4.5%. Based on this rate, the future lease payments above include imputed interest of $181,985.
(2)	The weighted average discount rate as of June 30, 2021 for financing leases was 5.3%. Based on this rate, the future lease payments above include imputed interest of $7,043.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides supplemental information regarding cash flows from operations for the six months ended:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease costs	$84,790	$272,063	$356,307	$581,258
Short term lease costs (1)	1,046,025	1,290,128	1,938,514	2,142,077
Financing lease costs:
Amortization of financing lease assets (2)	68,625	71,853	104,464	143,706
Interest on lease liabilities (3)	4,078	8,028	9,006	16,850
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(15,887,159)	$(135,000,066)	$(34,953,252)	$(91,195,948)
Basic Weighted-Average Shares Outstanding	99,300,458	67,980,794	99,197,160	67,987,295
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—
Common warrants	—	—	—	—
Diluted Weighted-Average Shares Outstanding	99,300,458	67,980,794	99,197,160	67,987,295
Basic Earnings (Loss) per Share	$(0.16)	$(1.99)	$(0.35)	$(1.34)
Diluted Earnings (Loss) per Share	$(0.16)	$(1.99)	$(0.35)	$(1.34)

Stock options to purchase 465,500 shares of common stock, 3,230,569 shares of unvested restricted stock and unexercised common warrants of 29,519,500 were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2021, as their effect would have been anti-dilutive. Stock options to purchase 483,500 shares of common stock and 1,329,209 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during both the three and six months ended June 30, 2020, as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS & DIVESTITURES

The Company entered into a Purchase, Sale and Exchange Agreement dated February 1, 2021, effective January 1, 2021, with an unrelated party, covering the sale and exchange of certain oil and gas interests in Andrews County, Texas. Upon the sale and transfer of wells and leases between the two parties, the Company received a net value consideration in cash of $2,000,000 and reduced the Company’s asset retirement obligations by $2,934,126 for the properties sold and added $662,705 of asset retirement obligations for the wells acquired.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2021, 100% of the Company’s volumes subject to derivative instruments are with lenders under its Credit Facility (as defined in Note 8). The Company is not subject to master netting agreements and classifies the fair value of its derivative positions on a gross basis in its corresponding balance sheets. The following presents the impact of the Company’s contracts on its balance sheets for the periods indicated.

	As of
	June 30, 2021	December 31, 2020
Liabilities
Commodity derivative instruments	$(42,517,473)	$(3,287,328)
Derivative liabilities, current	$(42,517,473)	$(3,287,328)

Commodity derivative instruments	$(10,147,883)	$(869,273)
Derivative liabilities, non-current	$(10,147,883)	$(869,273)

The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gain (loss) on oil derivative	$(35,277,240)	$(13,017,962)	$(66,667,190)	$37,402,847
Gain (loss) on natural gas derivatives	—	—	(198,689)	—
Gain (loss) on derivative contracts	$(35,277,240)	$(13,017,962)	$(66,865,879)	$37,402,847

The components of “Cash (paid) received for commodity derivative settlements” are as follows for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities
Cash (paid) received on oil derivatives	$(12,436,333)	$13,753,567	$(19,100,302)	$17,087,695
Cash (paid) received on natural gas derivatives	—	—	743,178	—
Cash (paid) received from derivative settlements	$(12,436,333)	$13,753,567	$(18,357,124)	$17,087,695

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Throughout 2020 and the first half of 2021, the Company entered into additional derivative contracts in the form of costless collars, puts and swaps for 2021 and 2022 calendar period for both oil and natural gas. The following tables reflect the details of current contracts as of June 30, 2021:

Date entered into	Period covered	Barrels per day		Put price	Call price	Swap price
Oil derivative contracts
2021 costless collars
2/25/2020	Calendar year 2021	1,000		$45.00	$54.75
2/25/2020	Calendar year 2021	1,000		45.00	52.71
2/27/2020	Calendar year 2021	1,000		40.00	55.08
2021 put
3/2/2020	Calendar year 2021	1,500		40.00

2021 swaps
11/25/2020	Calendar year 2021	2,000				$45.37
12/2/2020	Calendar year 2021	500				45.38
12/3/2020	Calendar year 2021	500				45.00
12/4/2020	Calendar year 2021	500				45.40
12/4/2020	Calendar year 2021	500				45.60
12/7/2020	Calendar year 2021	500				45.96

2022 swaps
12/4/2020	Calendar year 2022	500				44.22
12/7/2020	Calendar year 2022	500				44.75
12/10/2020	Calendar year 2022	500				44.97
12/17/2020	Calendar year 2022	250				45.98
1/4/2021	Calendar year 2022	250				47.00
2/4/2021	Calendar year 2022	250				50.05
5/11/2021	Calendar year 2022	879	(1)			49.03
(1)	The notional quantity per the swap contract entered into on May 21, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore the carrying amounts and fair value are approximately equal.

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary.

Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended June 30, 2020. No such triggering events that require further assessment were observed during the six months ended June 30, 2021.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
	(Liabilities) (Level 1)	(Level 2)	Inputs (Level 3)	Total
As of December 31, 2020

Commodity Derivatives - Liabilities	$—	$(4,156,601)	$—	$(4,156,601)

Total	$—	$(4,156,601)	$—	$(4,156,601)

	Fair Value Measurement Classification

	Quoted prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
	(Liabilities) (Level 1)	(Level 2)	Inputs (Level 3)	Total
As of June 30, 2021

Commodity Derivatives - Liabilities	$—	$(52,665,356)	$—	$(52,665,356)

Total	$—	$(52,665,356)	$—	$(52,665,356)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increases the maximum borrowing amount to $1 billion, extends the maturity date through April 2024 and makes other modifications to the terms of the Credit Facility. The fourth amendment on June 10, 2021, among other things, reaffirmed the borrowing base at $350 million and modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022. The fifth amendment on June 25, 2021 incorporates contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions that clarify the rights of agents to recover from lenders erroneous payments made to such lenders.The Credit Facility is secured by a first lien on substantially all of the Company’s assets. The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually in May and November.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The December 2020 amendment permitted a total Leverage Ratio not greater than 4.25 for the period ending March 31 2021. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2021, $300,500,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Credit Facility as of June 30, 2021.

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

Balance, December 31, 2020	$17,117,135
Liabilities incurred	48,662
Liabilities acquired	662,705
Liabilities sold	(2,934,126)
Revision of previous estimates	153,475
Liabilities settled	(432,758)
Accretion expense	377,757
Balance, June 30, 2021	$14,992,850

NOTE 10 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2021, the remaining 13,428,500 pre-funded warrants and 284,800 of common warrants were exercised. Gross proceeds from these transactions were $241,269. At June 30, 2021, there remains 29,519,500 unexercised common warrants.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2021, was $351,775 and $707,269, respectively as compared to $1,317,542 and $1,991,337 for the three months and six months ended June 30, 2020. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares.

In June 2020, officers and directors of the Company voluntarily returned stock options that had previously been granted to them. In total, 2,265,000 options with an average exercise price of $6.87 per share were returned to and cancelled by the Company. No grants, cash payments or other consideration has been or will be made to replace the options or otherwise in connection with the return. As a result of the return and cancellation of the options, the Company recognized additional compensation expense of $768,379.

In May 2021, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 9,900,000 shares, including 341,155 shares that are reserved but unissued under the prior plan, of common stock subject to the grant of qualified stock options, non-qualified stock options and restricted stock.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of June 30, 2020 and 2021, respectively, and changes during the three and six months then ended is as follows:

			Weighted-
			Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2019	2,748,500	$6.28
Granted	—	—		—
Forfeited or rescinded	—	—		—
Vested	—	—		—
Outstanding, March 31, 2020	2,748,500	$6.28	3.7 Years	$—
Granted	—	—
Forfeited or rescinded	(2,265,000)	6.87
Vested	—	—		—
Outstanding, June 30, 2020	483,500	$3.52	2.2 Years	$—
Exercisable, June 30, 2020	457,700	$3.12	1.9 Years

Outstanding, December 31, 2020	465,500	$3.26		$—
Granted	—	—		—
Forfeited or rescinded	—	—		—
Vested	—	—		—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—		—
Outstanding, June 30, 2021	465,500	$3.26	2.75 Years	$426,300
Exercisable, June 30, 2021	460,700	$3.11	2.70 Years

The intrinsic values were calculated using the closing price on June 30, 2021 of $2.98 and the closing price on June 30, 2020 of $1.16. As of June 30, 2021, there was $6,698 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 0.28 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of June 30, 2021 and 2020, and changes during the six months then ended is as follows:

		Weighted-
		Average Grant Date
	Restricted stock	Fair Value
Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(2,400)	4.78
Vested	—	—
Outstanding, March 31, 2020	1,339,489	$4.93
Granted	—	—
Forfeited or rescinded	(6,800)	3.68
Vested	(3,480)	5.96
Outstanding, June 30, 2020	1,329,209	$4.99

Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85
Granted	1,196,102	2.77
Forfeited or rescinded	—	—
Vested	(3,480)	5.96
Outstanding, June 30, 2021	3,230,569	$1.55

As of June 30, 2021 there was $4,048,267 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.32 years.

Grant activity for the three months ended June 30, 2021 was primarily restricted shares for the annual long-term incentive plan awards for board members, executives, and employees.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company to a state agency for $250,000 on June 26, 2016, a federal agency for $10,000 on April 9, 2019, and to an insurance company on May 19, 2020 for $500,438. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the States of Texas and New Mexico. The letter of credit to the insurance company relates to the surety bonds noted below. No amounts have been drawn under the standby letters of credit.

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

NOTE 13 – SUBSEQUENT EVENTS

On July 2, 2021, the Company filed a Form S-8 with the Securities and Exchange Commission for the purpose of registering 9,558,845 shares of common stock, for issuance under the Ring Energy, Inc. 2021 Omnibus Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and our interim unaudited financial statements and accompanying notes to these financial statements.

Overview

Ring Energy, Inc. (“Ring,” the “Company,” “our,” “we,” “us,” or similar terms) is a growth oriented independent exploration and production company and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas and New Mexico. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin, all of which are part of the Permian Basin. Our corporate headquarters is in The Woodlands, Texas.

Business Description and Plan of Operation

We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.  Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed.  We seek to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing strategic accretive acquisitions of additional properties, while remaining cash flow positive, maintaining low operating costs, and maintaining capital discipline thereby balancing the objectives of moderate production growth and reducing the Company’s debt.  Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a focus on drilling and development of its Northwest Shelf asset. Ring plans to operate within its generated cash flow on an annual basis. In the second quarter of 2021, we drilled and completed three 1-mile horizontal Northwest Shelf San Andres wells with a working interest of approximately 74%. All three Phase II horizontal wells came online at end of May 2021. During that time, we completed five conversions from electrical submersible pumps to rod pumps “CTRs”, one in the Central Basin Platform and four in the Northwest Shelf. Four Northwest Shelf San Andres wells were completed in the first quarter of 2021, including three 1.5-mile horizontal wells and one 1.0-mile horizontal well, with a working interest of approximately 99%. The Company performed nine conversions from electrical submersible pumps to rod pumps in the first quarter 2021. The original 2021 drilling program included drilling up to six to eight horizontal wells and completion of eight to 10 horizontal wells in the Northwest Shelf. Due to commodity price increases, the Company expects to drill 11-13 and complete 13-15 horizontal wells during 2021 in the Northwest Shelf and Central Basin Platform.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination of them. In April 2019, Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through strategic asset dispositions and potential accretive acquisitions, it can accelerate the strengthening of its balance sheet. During the three months ended June 30, 2021, the Company used its excess cash from operations to pay down $5,000,000 on its outstanding long-term debt bringing the balance down to $300,500,000.
●	Employ Industry leading drilling and completion technologies. Ring’s executive team intends to apply new and innovative drilling and completion, and utilize comprehensive geological evaluations, and reservoir engineering analysis to identify future development opportunities that generate value for its stockholders. Our superior evaluation methods have allowed us to identify development opportunities with industry leading economic returns.

●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring strategic leasehold positions that have substantial resource potential and undeveloped opportunities that generate superior returns on invested capital. As a major component of the Company’s strategy, Ring will continue to pursue acquisitions of properties that it believes to have exploitation and development potential comparable to its existing inventory of drilling locations that can increase reserves and complement existing core properties. When combining the successful track record of Ring’s experienced team of management, geological and engineering professionals with its extensive experience in the Permian Basin and its relationships with operators and service providers in the region, the Company believes that it has a competitive advantage in identifying, evaluating and acquiring assets that will lead to increased shareholder value.

Executive Summary -2021 Developments and Highlights

COVID-19 Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID-19 vaccination in the United States. The shots were first administered to front line workers and the elderly but were soon made available to all adults. The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and provided state and local assistance. The demand for oil and gas is expected to increase as the economy recovers which should strengthen oil prices. While oil prices have risen to pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue. Unfortunately it is not clear whether variations of COVID-19 may occur, what governmental mandates may be adopted or what unforeseen but related events may arise, presenting further challenges to our business.

Crude Price Impact

The WTI monthly oil price averaged from $39.40-$42.34 from July of 2020 through November 2020, before breaking past the $45.00 threshold in December for a monthly average of $47.02. Supported by the rising price environment and armed with added liquidity from our equity raise in October of 2020, we initiated a targeted Northwest Shelf drilling program of eight to ten wells focused on our most attractive drilling inventory in Yoakum County, Texas. Phase I of the drilling program consisted of four wells, including three 1.5-mile horizontal wells and one 1.0-mile horizontal well, which were completed and placed on production during the three months ended March 31, 2021. As prices continued to climb into the second quarter of 2021, we initiated and completed Phase II of the drilling program which consisted of three Northwest Shelf 1.0 mile horizontal wells with a working interest of 74%.

Winter Storm Impact

The severe winter storm in Texas in February 2021 resulted in the shut-in and deferral of more than 60% of Ring’s production which negatively impacted sales volumes and increased lease operating expense with restoration of most of the production taking more than two weeks to complete. Temporary downtime associated with completion activity and conversion to rod pumps also contributed to lower production numbers. The decrease in sales volumes coupled with the additional cost of bringing the wells back online resulted in higher lease operating expense per Boe in the first quarter of 2021. The Company benefited from higher gas prices during the freeze which helped offset the decreased production and incremental costs.

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 96% and 98% of our total revenue for the three months ended June 30, 2021 and 2020, respectively. Gas was a higher percentage of revenue in the three months ended March 31, 2021 because of the spike in natural gas prices resulting from the winter storm in February 2021, with an average realized price of $6.46 per Mcf for the quarter, compared to $1.22 per Mcf for the same period in 2020. Natural gas prices decreased during the second quarter of 2021 as more normal supply deliveries occurred.

Commodity Risk Management

During the three months ended June 30, 2021, we entered into swaps for 879 barrels of oil per day for calendar year 2022 at an average price at $49.03. In total, we have costless collars, floors, and swaps for 3,000, 1,500 and 4,500 barrels of oil per day, respectively, for 2021 and swaps for 3,129 barrels of oil per day for 2022. On March 30, 2021, we unwound gas swaps for 6,000 and 5,000 MMbtu per day for 2021 and 2022, respectively, for a realized value of $581,424. At June 30, 2021, our 2021 and 2022 derivative financial instruments resulted in a total non-cash fair value loss of approximately $22.8 million during the three months ended June 30, 2021 and cash paid on derivates of approximately $12.4 million.

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

Officers and Directors of the Company

On March 24, 2021, Company’s board of directors appointed Travis Thomas as Chief Financial Officer.

Borrowing Base Amendment

The fourth amendment on June 10, 2021, among other things, modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022, and reaffirmed the borrowing base at $350 million, subject to its semi-annual redetermination. We paid down $5.0 million of debt in the second quarter of 2021 and had $300.5 million outstanding on the Credit Facility as of June 30, 2021.  As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2021.

Results of Operations – For the Three Months Ended June 30, 2021 and 2020

Oil and natural gas sales. For the three months ended June 30, 2021, oil and natural gas sales revenue increased $37,123,509 to $47,760,102, compared to $10,636,593 for the same period during 2020, primarily as a result of decreased production from shut in wells in 2020. Of this, oil sales increased $35,238,815 and natural gas sales increased $1,884,694. For the three months ended June 30, 2021, oil sales volume increased 272,657 barrels to 702,408 barrels, compared to 429,751 barrels for the same period in 2020. The average realized per barrel of oil price increased 168% from $24.23 for the three months ended June 30, 2020, to $65.00 for the three months ended June 30, 2021. For the three months ended June 30, 2021, gas sales volume increased 123,366 thousand cubic feet (Mcf) to 540,857 Mcf, compared to 417,491 Mcf for the same period in 2020. The average realized natural gas price per Mcf increased 632% from $0.53 for the three months ended June 30, 2020, to $3.90 for the three months ended June 30, 2021.

The following table presents our sales revenues for the three months periods ended June 30, 2021 and 2020:

	For The Three Months Ended June 30,
	2021	2020
Operating Revenues
Oil	$45,653,189	$10,414,374
Natural gas	2,106,913	222,219
Total operating revenues	$47,760,102	$10,636,593

Oil and gas production costs. Our total lease operating expenses (LOE) expressed on a per barrel of oil equivalent (Boe) basis decreased approximately 17 percent from $11.31 per Boe for the three months ended June 30, 2020, to $9.37 per Boe for the three months ended June 30, 2021 primarily because the majority of our wells were shut-in during the three months period in 2020 and experienced lower production.  However, total lease operating expenses increased approximately 31 percent from $5,646,330 for the three months ended June 30, 2020, to $7,424,488 for the three months ended June 30, 2021.  LOE for the three months ended June 30, 2020 was lower because the majority of our wells were shut in due to Pandemic-induced low oil prices. Our total gathering, transportation and processing costs increased approximately 43 percent from $625,966 for the three months ended June 30, 2020 to $897,166 for the three months ended June 30, 2021, due to increased gas volumes in 2021 although total gathering, transportation and processing costs expressed on a per Boe basis decreased approximately 10 percent from $1.25 per Boe for the three months ended June 30, 2020 to $1.13 per Boe for the three months ended June 30, 2021.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 4.1% during the three months ended June 30, 2020 and remained steady at 4.6% for the three months ended June 30, 2021. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense increased by $1,937,018 to $9,275,126 for the three months ended June 30, 2021, compared to $7,338,108 during the same period in 2020 due to a combination of higher production volumes between periods and a lower depletion rate per Boe. The lower depletion rate is primarily the result of the ceiling test write down during 2020. Accretion of asset retirement obligations (“AROs”) also decreased because of the liabilities sold through the transaction discussed in Note 5.

General and administrative expenses. General and administrative expense decreased $419,457 to $3,757,152 for the three months ended June 30, 2021 compared to $4,176,609 for the three months ended June 30, 2020 due primarily to lower share-based compensation related expenses. For the three months ended June 30, 2021 general and administrative expenses excluding share-based compensation was higher mostly due to accrual of 2021 annual incentive plan bonuses and costs associated with the enhance proxy for the annual meeting.

	For the Three Months
	ended June 30,
	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$3,405,377	$2,859,067
Sharebased compensation	351,775	1,317,542
General and administrative expense	$3,757,152	$4,176,609

Interest expense. Interest expense decreased $598,511 to $3,654,529 for the three months ended June 30, 2021, as compared to $4,253,040 for the three months ended June 30, 2020 due to a $72.3 million lower average daily loan balance for the three months ended June 30, 2021 compared to the same period in 2020. Interest rates were also lower due to a lower margin rate associated with a reduced borrowing base utilization.

Realized gain (loss) on derivative instruments. Cash paid on derivatives for the three months ended June 30, 2021 was $12,436,333 compared to cash received on derivatives of $13,753,567 the like period in 2020. The realized loss was entirely due to oil derivative contract losses as a result of higher oil prices.

Change in fair value of derivative instruments. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the three months ended June 30, 2021, the change in fair value resulted in the recognition of a loss of $22,840,907 on derivative contracts as compared to a gain of $26,771,529 during the same period in 2020.

Net income (loss). For the three months ended June 30, 2021, the Company incurred net loss of $15,887,159, compared to a net loss of $135,000,066 for the three months ended June 30, 2020. The primary difference was from an impairment of $147,937,943 in 2020 and the lower sales volumes and revenue in 2020 due to the shut in wells.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three month periods ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020
Oil volume (Bbls)	702,408	429,751
Natural gas volume (Mcf)	540,857	417,491
Total Production (Boe)(1)	792,551	499,333

Average Sales Price
Oil price (per Bbl)	$65.00	$24.23
Gas price (per Mcf)	$3.90	$0.53
Total per Boe	$60.26	$21.30

(1) Boe is calculated using 6 Mcf of natural gas as the equivalent of one barrel of oil.

Results of Operations – For the Six Months Ended June 30, 2021 and 2020

Oil and natural gas sales. For the six months ended June 30, 2021, oil and natural gas sales revenue increased $37,055,713 to $87,262,634, compared to $50,206,921 for the same period during 2020, primarily as a result of higher production and higher commodity prices. Oil sales increased $31,986,196 and natural gas sales increased $5,069,517. For the six months ended June 30, 2021, oil sales volume increased 27,175 barrels to 1,312,529 barrels, compared to 1,285,354 barrels for the same period in 2020. The average realized per barrel of oil price increased 62% from $38.16 for the six months ended June 30, 2020, to $61.74 for the six months ended June 30, 2021. For the six months ended June 30, 2021, gas sales volume decreased 4,376 thousand cubic feet (Mcf) to 1,178,666 Mcf, compared to 1,183,042 Mcf for the same period in 2020. The average realized natural gas price per Mcf increased 441% from $0.98 for the six months ended June 30, 2020, to $5.28 for the six months ended June 30, 2021.

The following table presents our sales revenues for the six months periods ended June 30, 2021 and 2020:

	For The Six Months Ended June 30,
	2021	2020
Operating Revenues
Oil	$81,037,770	$49,051,574
Natural gas	6,224,864	1,155,347
Total operating revenues	$87,262,634	$50,206,921

Oil and gas production costs. Our total lease operating expenses (LOE) expressed on a per barrel of oil equivalent (Boe) basis increased from $9.63 per Boe or $14,067,717 for the six months ended June 30, 2020 to $10.37 per Boe or $15,651,053 for the six months ended June 30, 2021. LOE for the six months ended June 30, 2021 included freeze-related repair expenses and the reduction in production during the downtime caused by the winter storm in Texas, which increased the LOE per Boe. Our total gathering, transportation and processing costs increased from $1,775,858, or $1.22 per Boe for the six months ended June 30, 2020 to $1,832,185, or $1.21 per Boe for the six months ended June 30, 2021, due to shut in volumes associated with Covid in 2020.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2020 and remained steady at 4.6% for the six months ended June 30, 2021. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense decreased by $3,637,820 to $17,383,284 for the six months ended June 30, 2021, compared to $21,021,104 during the same period in 2020 due to a combination of a lower depletion rate per Boe and higher production volumes between periods. The lower depletion rate was primarily the result of the ceiling test write down during 2020. Accretion of ARO also decreased because of the liabilities sold through the transaction discussed in Note 5.

General and administrative expenses. General and administrative expense decreased $542,361 to $6,670,143 for the six months ended June 30, 2021 compared to $7,212,504 for the six months ended June 30, 2020 due primarily to lower share-based compensation expenses. For the six months ended June 30, 2021 general and administrative expenses excluding stock-based compensation was higher mostly due accrual of 2021 annual incentive plan bonuses and costs associated with the enhance proxy for the annual meeting.

	For the Six Months
	ended June 30,
	2021	2020
General and administrative expense (excluding share based compensation)	$5,962,874	$5,221,167
Share based compensation	707,269	1,991,337
General and administrative expense	$6,670,143	$7,212,504

Interest expense. Interest expense decreased $1,105,040 to $7,396,498 for the six months ended June 30, 2021, as compared to $8,501,538 for the like period in 2020 due to $61.9 million lower average daily balance on the Company’s credit facility for the six months ended June 30, 2021 compared to the same period in 2020. Interest rates were also lower due to a lower margin rate associated with a reduced borrowing base utilization.

Realized gain (loss) on derivative instruments. Cash paid on derivatives for the six months ended June 30, 2021 was $18,357,124 compared to cash received on derivatives of $17,087,695 the like period in 2020. The cash paid was comprised of a $19,100,302 oil derivatives contract loss and a $743,178 gain on the gas derivative contracts. This change is the result of significantly higher oil prices and lower gas prices and the full unwinding of the remaining 2021 and 2022 gas derivative contracts on June 30, 2020.

Change in fair value of derivative instruments. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. During the six months ended June 30, 2021, the change in fair value resulted in the recognition of a loss of $48,508,755 on derivative contracts as compared to a gain of $20,315,152 during the same period in 2020.

Net income (loss). For the six months ended June 30, 2021, the Company incurred a net loss of $34,953,252, compared to a net loss of $91,195,948 for the six months ended June 30, 2020. Approximately $37 million of derivative gains partially offset the $148 million impairment charge for the first quarter discussed above. The primary contributors to this change in the six month period were the 2020 impairment and higher 2021 commodity prices resulting in a higher loss on the change in fair value of derivative instruments.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three month periods ended June 30, 2021 and 2020:

	For the Six Months
	ended June 30,
	2021	2020
Oil volume (Bbls)	1,312,150	1,285,354
Natural gas volume (Mcf)	1,178,666	1,183,042
Total Production (Boe)	1,508,594	1,482,528

Average Sales Price
Oil price (per Bbl)	$61.74	$38.16
Gas price (per Mcf)	$5.28	$0.98
Total per Boe	$57.83	$33.87

Capital Resources and Liquidity

As of June 30, 2021, the Company had cash on hand of $2,670,242, compared to $3,578,634 as of December 31, 2020. The Company had net cash provided by operating activities for the six months ended June 30, 2021, of $32,010,680, compared to $30,186,083 for the same period of 2020. The primary difference in the cash from operations was the difference in cash received from derivative settlements from 2021 to 2020. The Company had net cash used in investing activities of $21,221,609 for the six months ended June 30, 2021, compared to $31,320,213 in 2020, due to capital discipline and a reduced capex program. The $23,221,609 in 2021 capex was offset by $2,000,000 in proceeds from the transaction described in Note 5 which was a reduction to our full cost pool. Net cash used in financing activities was $4,309,025 for the three months ended June 30, 2021 during which time $5,000,000 was paid on our credit facility.

We will continue to focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. In response to higher commodity prices,  our planned capital expenditures for 2021 will be 90% to 110% higher than our 2020 levels. Given this expected level of capital expenditures, our oil and natural gas production will likely improve in the near future. We will also continue our pursuit of acquisitions and business combinations, which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is returning to pre-pandemic levels as COVID-19 vaccines rates and economic activity have increased. During this time we will remain focused on maximizing free cash flow, reducing our debt level, maximizing our liquidity which we believe develops greater stockholder value.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Agreement with SunTrust Bank, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Agreement, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. This Credit Facility was amended on June 25, 2021, June 10, 2021, December 23, 2020 and June 17, 2020.   The June 10, 2021 amendment, among other things, modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022, and reaffirmed the borrowing base at $350 million.  The fifth amendment on June 25, 2021 incorporated contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions clarifying the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November and will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. Per the amendments to the credit facility in June and December 2020, the total Leverage Ratio is not allowed to be greater than 4.25 for the period ending March 31, 2021. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2021, $300,500,000 was outstanding on the Credit Facility and we were in compliance with all covenants contained in the Credit Facility.

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

In May of 2021, we bought back a 1,500 barrels of oil per day call option for June 1 through December 31, 2021, and entered into an approximate 879 Bbls/d calendar 2022 swap contract for no net cost. This allowed us to unlock additional upside to increase our cash flow for the remainder of 2021, while retaining the put to protect our downside.

The following table reflects the prices of contracts outstanding as of June 30, 2021:

Oil contracts (WTI)
Date entered into	Barrels per day		Put price	Call price

2021 costless collars, in place for January through December 2021
02/25/2020	1,000		$45.00	$54.75
02/25/2020	1,000		45.00	52.71
02/27/2020	1,000		40.00	55.08
2021 put
03/02/2020	1,500		40.00

				Swap price
2021 Swap, in place January through December 2021
11/25/2020	2,000			$45.37
12/02/2020	500			45.38
12/03/2020	500			45.00
12/04/2020	500			45.40
12/04/2020	500			45.60
12/07/2020	500			45.96

2022 Swap, in place January through December 2022
12/04/2020	500			$44.22
12/07/2020	500			44.75
12/10/2020	500			44.97
12/17/2020	250			45.98
01/04/2021	250			47.00
02/04/2021	250			50.05
05/11/2021	879	(1)		49.03

(1)	The notional quantity per the swap contract entered into on May 11, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2021, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties with lower-risk undeveloped drilled properties rather than properties with higher-risk exploratory opportunities. We do not intend to limit our evaluation to any one state and we presently have no intention to acquire offshore properties or properties located outside of the United States.

The pursuit of and the acquisition of accretive oil and gas properties may require substantially greater capital than we currently have available and obtaining additional capital may require that we obtain either short-term or long-term debt or sell our equity or both. Furthermore, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.

The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include travel costs relating to meeting with individuals instrumental to the acquisition of oil and gas properties, the costs to retain consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and pro forma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of an oil and gas producing properties.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices (inflation) will impact our revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can also impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.We further expect that prices to explore, develop and produce oil and gas may increase depending in large part on government spending and regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of June 30, 2021, the Company had $300,500,000 outstanding borrowings under the Credit Facility. Our weighted average annual interest rate on borrowings under the Credit Facility was 4.4%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3 million based on the aggregate of $300,500,000 million outstanding under the Credit Facility as of June 30, 2021.

Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue.

The prices we receive depend on many factors outside of our control. A significant decline in the prices of oil or natural gas would likely have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.

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

Customer Credit Risk

Our principal exposures to credit risk is through receivables from the sale of our oil and natural gas production (approximately $21.7 million at June 30, 2021) and through receivables from our joint interest partners (approximately $1.9 million at June 30, 2021). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended June 30, 2021, sales to three customers, Phillips 66, NGL Crude and BP represented 78%, 6% and 5% of oil and gas revenues, respectively. As of June 30, 2021, Phillips 66, NGL Crude and BP represented 85%, 5% and 1% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the first quarter, the Company transitioned its accounting and reporting functions from Tulsa in conjunction with its corporate headquarters relocation. On March 24, 2021, Travis Thomas was named Chief Financial Officer, replacing William Broaddrick.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2020 Form 10-K There have been no material changes to the risks described in the 2020 Form 10-K. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	04/01/13
3.2	Amended and Restated Bylaws	8-K	001-36057	3.1	04/14/21
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 9, 2021	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)