Form 10-Q
period 2021-09-30
RING ENERGY, INC.
filed 2021-11-09
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

☐ Yes ☒ No

The registrant has one class of common stock of which 99,640,162 shares were outstanding at November 9, 2021.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2021

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$2,046,946	$3,578,634
Accounts receivable	20,306,264	14,997,979
Joint interest billing receivable	1,672,334	1,327,262
Derivative receivable	—	499,906
Prepaid expenses and retainers	1,298,801	396,109
Total Current Assets	25,324,345	20,799,890
Properties and Equipment
Oil and natural gas properties, full cost method	872,258,987	836,514,815
Financing lease asset subject to depreciation	1,422,487	858,513
Fixed assets subject to depreciation	2,130,523	1,520,890
Total Properties and Equipment	875,811,997	838,894,218
Accumulated depreciation, depletion and amortization	(225,744,692)	(200,111,658)
Net Properties and Equipment	650,067,305	638,782,560
Operating lease asset	1,344,378	1,494,399
Deferred financing costs	1,882,815	2,379,348
Total Assets	$678,618,843	$663,456,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,259,500	$32,500,081
Financing lease liability	385,866	295,311
Operating lease liability	268,512	859,017
Derivative liabilities	38,402,944	3,287,328
Notes Payable	857,151	—
Total Current Liabilities	85,173,973	36,941,737

Noncurrent Liabilities
Deferred income taxes	141,943	—
Revolving line of credit	295,000,000	313,000,000
Financing lease liability, less current portion	393,340	126,857
Operating lease liability, less current portion	1,212,239	635,382
Derivative liabilities	6,061,724	869,273
Asset retirement obligations	14,998,130	17,117,135
Total Liabilities	402,981,349	368,690,384
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 150,000,000 shares authorized; 99,359,938 shares and 85,568,287 shares issued and outstanding, respectively	99,360	85,568
Additional paid-in capital	552,598,622	550,951,415
Accumulated deficit	(277,060,488)	(256,271,170)
Total Stockholders’ Equity	275,637,494	294,765,813
Total Liabilities and Stockholders' Equity	$678,618,843	$663,456,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Oil and Natural Gas Revenues	$49,376,176	$31,466,544	$136,638,810	$81,673,465

Costs and Operating Expenses
Lease operating expenses	6,983,196	7,819,639	22,634,259	21,887,356
Gathering, transportation and processing costs	1,051,163	1,058,372	2,883,348	2,833,957
Ad valorem taxes	703,774	800,000	2,144,800	2,407,455
Oil and natural gas production taxes	2,240,759	1,427,041	6,291,860	3,731,046
Depreciation, depletion and amortization	9,310,524	10,826,989	26,693,808	31,848,093
Ceiling test impairment	—	—	—	147,937,943
Asset retirement obligation accretion	182,905	230,784	560,662	694,113
Operating lease expense	83,589	295,631	439,896	876,889
General and administrative expense	4,433,251	2,496,927	11,103,394	9,709,431
Total Costs and Operating Expenses	24,989,161	24,955,383	72,752,027	221,926,283

Income (Loss) from Operations	24,387,015	6,511,161	63,886,783	(140,252,818)

Other Income (Expense)
Interest income	0	1	1	7
Interest (expense)	(3,551,462)	(4,457,250)	(10,947,960)	(12,958,788)
Gain (loss) on derivative contracts	(6,720,320)	(4,502,080)	(73,586,199)	32,900,767
Net Other Income (Expense)	(10,271,782)	(8,959,329)	(84,534,158)	19,941,986

Income (Loss) Before Provision for Income Taxes	14,115,233	(2,448,168)	(20,647,375)	(120,310,832)

Benefit from (Provision for) Income Taxes	48,701	486,565	(141,943)	27,153,281
Net Income (Loss)	$14,163,934	$(1,961,603)	$(20,789,318)	$(93,157,551)

Basic Earnings (Loss) per share	$0.14	$(0.03)	$(0.21)	$(1.37)
Diluted Earnings (Loss) per share	$0.12	$(0.03)	$(0.21)	$(1.37)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
For the Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net income (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,470	$(275,337,263)	$276,151,483
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	100,000	100	79,900	—	80,000
Restricted stock vested	3,480	3	(3)	—	—
Shares to cover tax withholdings	(28,272)	(28)	28	—	—
Share-based compensation	—	—	351,775	—	351,775
Net income (loss)	—	—	—	(15,887,159)	(15,887,159)
Balance, June 30, 2021	99,351,145	$99,351	$551,821,170	$(291,224,422)	$260,696,099
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Restricted stock vested	12,500	13	(13)	—	—
Shares to cover tax withholdings	(3,707)	(4)	4	—	—
Share-based compensation	—	—	777,461	—	777,461
Net income (loss)	—	—	—	14,163,934	14,163,934
Balance, September 30, 2021	99,359,938	$99,360	$552,598,622	$(277,060,488)	$275,637,494

For the Nine Months Ended September 30, 2020
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Restricted stock vested	—	—	—	—	—
Share-based compensation	—	—	673,795	—	673,795
Net income (loss)	—	—	—	43,804,118	43,804,118
Balance, March 31, 2020	67,993,797	$67,994	$526,975,076	$40,944,776	$567,987,846
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Restricted stock vested	3,480	4	(4)	—	—
Share-based compensation	—	—	1,317,542	—	1,317,542
Net income (loss)	—	—	—	(135,000,066)	(135,000,066)
Balance, June 30, 2020	67,980,575	$67,981	$528,189,246	$(94,055,290)	$434,201,937
Common stock and warrants issued for cash, net	—	—	—	—	—
Exercise of pre-funded warrants issued in offering	—	—	—	—	—
Exercise of common warrants issued in offering	—	—	—	—	—
Restricted stock vested	2,500	2	(2)	—	—
Shares to cover tax withholdings	—	—	—	—	—
Share-based compensation	—	—	565,819	—	565,819
Net income (loss)	—	—	—	(1,961,603)	(1,961,603)
Balance, September 30, 2020	67,983,075	$67,983	$528,755,063	$(96,016,893)	$432,806,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(20,789,318)	$(93,157,551)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	26,693,808	31,848,093
Ceiling test impairment	—	147,937,943
Accretion expense	560,662	694,113
Amortization of deferred financing costs	496,533	567,248
Share-based compensation	1,484,730	2,557,156
Deferred income tax expense (benefit)	141,943	(25,573,920)
Excess tax expense (benefit) related to share-based compensation	—	(1,579,361)
(Gain) loss on derivative contracts	73,586,199	(32,900,767)
Cash received (paid) for derivative settlements, net	(33,278,132)	18,814,068
Changes in assets and liabilities:
Accounts receivable	(5,017,078)	9,867,026
Prepaid expenses and retainers	(902,692)	3,483,645
Accounts payable	8,329,563	(17,225,782)
Settlement of asset retirement obligation	(1,782,779)	(428,605)
Net Cash Provided by (Used In) Operating Activities	49,523,439	44,903,306
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(579,156)	(1,189,433)
Payments to develop oil and natural gas properties	(34,680,935)	(33,586,337)
Payments to acquire or improve fixed assets	(609,633)	—
Proceeds from divestiture of oil and natural gas properties	2,000,000	4,500,000
Net Cash Provided by (Used in) Investing Activities	(33,869,724)	(30,275,770)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	34,400,000	21,500,000
Payments on revolving line of credit	(52,400,000)	(28,000,000)
Proceeds from issuance of common stock and warrants	241,269	—
Proceeds from notes payable	1,233,138	—
Payments on notes payable	(375,987)	—
Payment of deferred financing costs	(76,887)	—
Reduction of financing lease liabilities	(206,936)	(211,341)
Net Cash Provided by (Used in) Financing Activities	(17,185,403)	(6,711,341)
Net Change in Cash	(1,531,688)	7,916,195
Cash at Beginning of Period	3,578,634	10,004,622
Cash at End of Period	$2,046,946	$17,920,817
Supplemental Cash Flow Information
Cash paid for interest	$10,622,077	$12,387,670
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$160,285	$66,387
Asset retirement obligation acquired	$662,704	$—
Asset retirement obligation revisions	$153,475	$—
Asset retirement obligation sold	$(2,934,126)	$—
Capitalized expenditures attributable to drilling projects financed through current liabilities	$5,921,816	$2,600,000
Operating lease assets obtained in exchange for new operating lease liability	$839,536	$—
Operating lease asset revision	$(621,636)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statement and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020.  Prices recovered to pre-pandemic levels earlier this year and have recently increased to levels not seen since 2014, due in part to the accessibility of vaccines, reopening of states and other regions around the world after lockdowns, and optimism about the economic recovery.  The continued spread of COVID-19, including-vaccine resistant strains such as the Delta variant, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company's results of operations, cash flows and financial position, including asset impairments.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The change in fair value resulted in the recognition of an unrealized gain of $8,200,688 for the three months ended September 30, 2021 and an unrealized loss of $40,308,067 for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the change in fair value resulted in the recognition of unrealized loss of $6,228,453 and unrealized gain of $14,086,699, respectively, on derivative contracts. During the three and nine months ended September 30,2021, the Company had realized losses of $14,921,008 and $33,278,132, respectively, on derivatives including $581,424 from unwinding the Company’s remaining gas swaps for 2021 and 2022. During the three and nine months ended September 30, 2020, the Company had realized gains of $1,726,373 and $ 18,814,068, respectively, on derivatives.

Concentration of Credit Risk and Major Customers – The Company had $1,546,946 of cash on deposit in excess of federally insured limits at September 30, 2021 and $3,328,634 of cash in excess of federally insured limits at December 31, 2020. During the nine months ended September 30, 2021, sales to three customers represented 78%, 6% and 6%, respectively, of the Company’s oil and gas revenues. At September 30, 2021, these three customers made up 79%, 5% and 3%, respectively, of the Company’s accounts receivable.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Approximately 92% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are collectable. Accordingly, no material allowance for credit losses has been provided at September 30, 2021.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and drilling non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of the Company’s capitalized costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly.  The Company did not incur a write down of oil and natural gas properties as a result of the ceiling test for the three and nine months ended September 30, 2021. During the three months ended June 30, 2020, the Company incurred write downs of oil and natural gas properties as a result of ceiling test impairments in the amount of $147,937,943. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2021 was $9,310,524 and $26,693,808, respectively, based on depletion at the rate of $12.12 and $11.64, respectively, per barrel of oil equivalent compared to $10,826,989 and $31,848,093, respectively, based on depletion at the rate of $12.22 and $13.37 for the three and nine months ended September 30, 2020. These amounts include $120,817 and $276,677, respectively, of depreciation for the three and nine months ended September 30, 2021, compared to $88,928 and $289,106, respectively, of depreciation for the three and nine months ended September 30, 2020.

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

For the period ended September 30, 2021, the Company recorded no federal income tax expense or benefit due to the Company having a full valuation allowance against its net federal deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis. The Company anticipates that it will continue to record a valuation allowance against its federal DTAs until such time it is able to determine it is more likely than not that its DTAs will be realized. During the year 2021, the Company expects to be in a net deferred tax liability position for Texas and recorded state deferred income tax expense of $141,943 for the period ending September 30, 2021. The Company has immaterial operations in certain other states which are in a net deferred tax asset position for which a full valuation allowance is still recorded.

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

In December 2019, the FASB released ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020.The adoption of ASU 2019-12 did not have a material impact to the Company’s financial statements or disclosures.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser and the Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in ASC (Accounting Standards Codification) 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

Oil sales

Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue at the net price received when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive.

Natural gas sales

Under the Company’s natural gas sales processing contracts for its Central Basin Platform properties, Delaware Basin properties and part of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas at the wellhead. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sale of natural gas. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.

Under the Company’s natural gas sales processing contracts for the bulk of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the well head. However, the Company maintains ownership of the gas through processing and receives proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognizes the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Statements of Operations.

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2021 and 2020:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating Revenues
Oil	$45,889,548	$30,327,668	$126,927,318	$79,379,242
Natural gas	3,486,628	1,138,876	9,711,492	2,294,223
Total operating revenues	$49,376,176	$31,466,544	$136,638,810	$81,673,465

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

The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments associated with these operating and financing leases as of September 30, 2021 are as follows:

	2021	2022	2023	2024	2025
Operating lease payments (1)	$68,132	$349,127	$356,991	$376,855	$384,719
Financing lease payments (2)	126,889	336,206	215,530	142,354	—
(1)	The weighted average discount rate as of September 30, 2021 for operating leases was 4.5%. Based on this rate, the future lease payments above include imputed interest of $165,167.
(2)	The weighted average discount rate as of September 30, 2021 for financing leases was 4.3%. Based on this rate, the future lease payments above include imputed interest of $39,771.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides supplemental information regarding cash flows from operations for the nine months ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease costs	$83,589	$295,631	$439,896	$876,889
Short term lease costs (1)	964,873	1,205,407	2,903,387	3,347,484
Financing lease costs:
Amortization of financing lease assets (2)	85,367	71,854	189,831	215,560
Interest on lease liabilities (3)	5,160	7,172	14,166	24,022
(1)	Amount included in Oil and gas production costs
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$14,163,934	$(1,961,603)	$(20,789,318)	$(93,157,551)
Basic Weighted-Average Shares Outstanding	99,358,504	67,980,961	99,251,532	67,985,168
Effect of dilutive securities:
Stock options	135,536	—	—	—
Restricted stock	1,463,690	—	—	—
Common warrants	20,263,018	—	—	—
Diluted Weighted-Average Shares Outstanding	121,220,748	67,980,961	99,251,532	67,985,168
Basic Earnings (Loss) per Share	$0.14	$(0.03)	$(0.21)	$(1.37)
Diluted Earnings (Loss) per Share	$0.12	$(0.03)	$(0.21)	$(1.37)

Stock options to purchase 70,500 share of common stock and 14,709 share of unvested restricted stock were excluded from the computation of diluted earnings per share during the three months ended September 30, 2021. Stock options to purchase 465,500 shares of common stock, 3,247,623 shares of unvested restricted stock and unexercised common warrants of 29,519,500 were excluded from the computation of diluted earnings per share during the nine months ended September 30, 2021, as their effect would have been anti-dilutive. Stock options to purchase 483,500 shares of common stock and 1,326,709 shares of unvested restricted stock were excluded from the computation of diluted earnings per share during both the three and nine months ended September 30, 2020, as their effect would have been anti-dilutive.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the downside risk of adverse commodity price movements, the use also may limit future income from favorable commodity price movements.

The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying balance sheets. The Company has not designated its derivative financial instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of “Other income (expense)” under the heading “Gain (loss) on derivative contracts” in the accompanying Statements of Operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2021, 100% of the Company’s volumes subject to derivative instruments are with lenders under its Credit Facility (as defined in Note 8). The Company is not subject to master netting agreements and classifies the fair value of its derivative positions on a gross basis in its corresponding balance sheets. The following presents the impact of the Company’s contracts on its balance sheets for the periods indicated.

	As of
	September 30, 2021	December 31, 2020
Liabilities
Commodity derivative instruments	$(38,402,944)	$(3,287,328)
Derivative liabilities, current	$(38,402,944)	$(3,287,328)

Commodity derivative instruments	$(6,061,724)	$(869,273)
Derivative liabilities, non-current	$(6,061,724)	$(869,273)

The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gain (loss) on oil derivative	$(6,720,320)	$(4,502,080)	$(73,387,510)	$32,900,767
Gain (loss) on natural gas derivatives	—	—	(198,689)	—
Gain (loss) on derivative contracts	$(6,720,320)	$(4,502,080)	$(73,586,199)	$32,900,767

The components of “Cash (paid) received for commodity derivative settlements” are as follows for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash flows from operating activites
Cash (paid) received on oil derivatives	$(14,921,008)	$1,726,373	$(34,030,310)	$18,814,068
Cash (paid) received on natural gas derivatives	—	—	743,178	—
Cash (paid) received from derivative settlements	$(14,921,008)	$1,726,373	$(33,287,132)	$18,814,068

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Throughout 2020 and the first half of 2021, the Company entered into additional derivative contracts in the form of costless collars, puts and swaps for 2021 and 2022 calendar period for both oil and natural gas. The following tables reflect the details of current contracts as of September 30, 2021:

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

The Company assessed the fair values of its oil and natural gas properties and goodwill due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, resulting in non-cash impairment charges during the nine months ended September 30, 2020,. No such triggering events that require further assessment were observed during the nine months ended September 30, 2021.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable	Unobservable	Total
	(Liabilities) (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of December 31, 2020

Commodity Derivatives - Liabilities	$—	$(4,156,601)	$—	$(4,156,601)

Total	$—	$(4,156,601)	$—	$(4,156,601)

	Fair Value Measurement Classification
	Quoted prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable	Unobservable	Total
	(Liabilities) (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of September 30, 2021

Commodity Derivatives - Liabilities	$—	$(44,464,668)	$—	$(44,464,668)

Total	$—	$(44,464,668)	$—	$(44,464,668)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The fourth amendment on June 10, 2021, among other things, reaffirmed the borrowing base at $350 million and modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022. The fifth amendment on June 25, 2021 incorporates contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions that clarify the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets. The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually in May and November.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2021, $295,000,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Credit Facility as of September 30, 2021.

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

Balance, December 31, 2020	$17,117,135
Liabilities incurred	160,285
Liabilities acquired	662,704
Liabilities sold	(2,934,126)
Revision of previous estimates	153,475
Liabilities settled	(722,005)
Accretion expense	560,662
Balance, September 30, 2021	$14,998,130

NOTE 10 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2021, the remaining 13,428,500 pre-funded warrants and 284,800 of common warrants were exercised. Gross proceeds from these transactions were $241,269. At September 30, 2021, there remains 29,519,500 unexercised common warrants.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2021, was $777,461 and $1,484,730, respectively as compared to $565,819 and $2,557,156 for the three months and nine months ended September 30, 2020. These amounts are included in general and administrative expense in the accompanying financial statements.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of September 30, 2020 and 2021, respectively, and changes during the three and nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31 2019	2,748,500	$6.28
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2020	2,748,500	$6.28	3.7 Years	$—
Granted	—	—
Forfeited or rescinded	(2,265,000)	6.87
Exercised	—	—
Outstanding, June 30, 2020	483,500	$3.52	2.2 Years	$—
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, September 30, 2020	483,500	$3.52	1.9 Years	$—
Exercisable, September 30, 2020	460,700	$3.15	1.7 Years

Outstanding, December 31 2020	465,500	$3.26		$
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, June 30, 2021	465,500	$3.26	2.75 Years	$426,300
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, September 30, 2021	465,500	$3.26	2.61 Years	$375,250
Exercisable, September 30, 2021	458,300	$3.13	2.57 Years

The intrinsic values were calculated using the closing price on September 30, 2021 of $2.95 and the closing price on September 30, 2020 of $0.68. As of September 30, 2021, there was $1,986 of unrecognized compensation cost related to stock options that is expected be recognized over a weighted-average period of 0.2 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of September 30, 2021 and 2020, and changes during the nine months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2019	1,341,889	$4.94
Granted	—	—
Forfeited or rescinded	(2,400)	4.78
Vested	—	—
Outstanding, March 31, 2020	1,339,489	$4.93
Granted	—	—
Forfeited or rescinded	(6,800)	3.68
Vested	(3,480)	5.96
Outstanding, June 30, 2020	1,329,209	$4.99
Granted	—	—
Forfeited or rescinded	—	—
Vested	(2,500)	5.96
Outstanding, September 30, 2020	1,326,709	$4.99

Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85
Granted	1,196,102	2.77
Forfeited or rescinded	—	—
Vested	(3,480)	5.96
Outstanding, June 30, 2021	3,230,569	$1.55
Granted	29,554	2.69
Forfeited or rescinded	—	—
Vested	(12,500)	2.15
Outstanding, September 30, 2021	3,247,623	$1.56

As of September 30, 2021 there was $3,481,966 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.21 years.

Grant activity for the three months ended September 30, 2021 was primarily restricted shares for the annual long-term incentive plan awards for employees.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until we return those wells to activity or plug them.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of September 30, 2021, through the date of this report. Accordingly, the Company has determined that there were no material subsequent events required to be reported.

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

Overview

Ring Energy, Inc. (“Ring,” the “Company,” “our,” “we,” “us,” or similar terms) is a growth oriented independent exploration and production company and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas and New Mexico. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin, all of which are part of the Permian Basin. Our corporate headquarters are in The Woodlands, Texas.

Business Description and Plan of Operation

We are focused on optimizing the development of our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.  One of our goals is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We seek to achieve this goal by investing in the undeveloped opportunities in our existing oil and natural gas properties that have high rates of return and pursuing strategic accretive acquisitions of additional properties that have undeveloped opportunities with similar rates of return. Another goal is to focus on generating free cash flow by continuously seeking ways to lower operating costs, and maintaining a disciplined capital spending program that will result in moderate production growth while reducing the Company’s debt. Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. Ring intends to drill and develop its acreage base in an effort to maximize its value and resource potential, with a primary focus on drilling and developing its Northwest Shelf asset, allowing Ring to execute on its plan of operating within its generated cash flow on an annual basis. In the third quarter of 2021, Ring drilled and completed two additional 1-mile horizontal Northwest Shelf San Andres wells and two 1.5-mile horizontal Central Basin Platform San Andres wells. Each of the third quarter wells has a working interest of approximately 100% and were placed on production between September 9 and September 18, 2021, which resulted in minimal contribution to third quarter production, but a strong contribution to current production. In addition to the four new wells, during the third quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps “CTRs”, with seven conversions in the Northwest Shelf and three in the Central Basin Platform, bringing the total CTRs through third quarter to 24 (18 in the Northwest Shelf and 6 in the central Basin Platform). For 2021, the Company expects to complete 13 horizontal wells (ten in the Northwest Shelf and three in the Central Basin Platform), of which 2 were drilled in 2020.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt, either through the sale of non-core assets, the use of excess cash flow from operations, or a combination of them. In April 2019, Ring incurred long-term indebtedness in connection with the acquisition of core assets from Wishbone Energy Partners, LLC and its related entities. The Company believes that with its market-leading field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through strategic asset dispositions and potential accretive acquisitions, it can accelerate the strengthening of its balance sheet. During the three months ended September 30, 2021, the Company used its excess cash from operations to pay down $5,500,000 on its outstanding long-term debt bringing the principal balance down to $295,000,000.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements, comprehensive geological evaluation, and reservoir engineering analysis to generate value for its stockholders and to build future development opportunities. These technological advancements have led to an industry leading low cost structure that helps maximize the returns generated by our drilling programs. In the future improved efficiencies can be obtained in a continuous drilling program such as the one Ring contemplates for its inventory of drilling locations.

●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. The Company pursues an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially so they improve balance sheet metrics and are accretive to shareholders. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its relationships will be a competitive advantage in identifying potential acquisition targets.

Executive Summary - 2021 Developments and Highlights

COVID-19 Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID-19 vaccination in the United States. The shots were first administered to front line workers and the elderly but were soon made available to all adults. The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and provided state and local assistance. The demand for oil and gas has increased as the economy continues to recover which  strengthened oil prices. While oil prices have exceeded pre-pandemic levels, volatility due to OPEC actions and other factors affecting the global supply and demand of oil and natural gas may continue. Unfortunately, it is not clear whether variations of COVID-19 will continue to occur, what governmental mandates may be adopted or what unforeseen but related events may arise, presenting further challenges to our business.

Crude Price Impact

The WTI monthly oil price averaged from $39.40-$42.34 from July of 2020 through November 2020, before breaking past the $45.00 threshold in December for a monthly average of $47.02.  Supported by the rising price environment and armed with added liquidity from our equity raise in October of 2020, we initiated a targeted Northwest Shelf drilling program of eight to ten wells focused on our most attractive drilling inventory in Yoakum County, Texas.  Phase I of the drilling program consisted of four wells, including three 1.5-mile horizontal wells and one 1.0-mile horizontal well, which were completed and placed on production during the three months ended March 31, 2021. As prices continued to climb into the second quarter of 2021, we initiated and completed Phase II of the drilling program which consisted of three Northwest Shelf 1.0 mile horizontal wells with a working interest of 74%. During the third quarter of 2021, Ring drilled and completed two additional 1-mile horizontal Northwest Shelf San Andres wells and two 1.5-mile horizontal Central Basin Platform San Andres wells all with a working interest of 100%.

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

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 93% and 96% of our total revenue for the three months ended September 30, 2021 and 2020, respectively. Gas was a higher percentage of revenue in the three months ended March 31, 2021 because of the spike in natural gas prices resulting from the winter storm in February 2021, with an average realized price of $6.46 per Mcf for the quarter, compared to $1.22 per Mcf for the same period in 2020. Natural gas prices decreased during the second quarter of 2021 as more normal supply deliveries occurred.

Commodity Risk Management

During the three months ended June 30, 2021, we entered into swaps for 879 barrels of oil per day for calendar year 2022 at an average price at $49.03.  In total, we have costless collars, puts, and swaps for 3,000, 1,500 and 4,500 barrels of oil per day, respectively, for 2021 and swaps for 3,129 barrels of oil per day for 2022. On March 30, 2021, we unwound gas swaps for 6,000 and 5,000 MMbtu per day for 2021 and 2022, respectively, for a realized value of $581,424.  At September 30, 2021, our 2021 and 2022 derivative financial instruments resulted in a total non-cash fair value gain of approximately $8.2 million during the three months ended September 30, 2021 and cash paid on derivates of approximately $14.9 million.

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

Officers and Directors of the Company

On March 24, 2021, Company’s board of directors appointed Travis Thomas as Chief Financial Officer.

Borrowing Base Amendment

The fourth amendment on June 10, 2021, among other things, modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022, and reaffirmed the borrowing base at $350 million, subject to its semi-annual redetermination.  We paid down $5.5 million of debt in the third quarter of 2021 and had $295 million of principal outstanding on the Credit Facility as of September 30, 2021. As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2021.

Results of Operations – For the Three Months Ended September 30, 2021 and 2020

Oil and natural gas sales. For the three months ended September 30, 2021, oil and natural gas sales revenue increased $17,909,632 to $49,376,176, compared to $31,466,544 for the same period during 2020, primarily as a result of higher oil  and natural gas prices which were partially offset by decreased production. Of this, oil sales increased $15,561,880 and natural gas sales increased $2,347,752. For the three months ended September 30, 2021, oil sales volume decreased 122,379 barrels to 659,247 barrels, compared to 781,626 barrels for the same period in 2020. The average realized per barrel of oil price increased 79% from $38.80 for the three months ended September 30, 2020, to $69.61 for the three months ended September 30, 2021.  For the three months ended September 30, 2021, gas sales volume increased 13,718 thousand cubic feet (Mcf) to 594,841 Mcf, compared to 581,123 Mcf for the same period in 2020. The average realized natural gas price per Mcf increased 199% from $1.96 for the three months ended September 30, 2020, to $5.86 for the three months ended September 30, 2021.

The following table presents our sales revenues for the three months periods ended September 30, 2021 and 2020:

	For The Three Months Ended September 30,
	2021	2020
Operating Revenues
Oil	$45,889,548	$30,327,668
Natural gas	3,486,628	1,138,876
Total operating revenues	$49,376,176	$31,466,544

Oil and gas production costs. Total lease operating expenses decreased approximately 11% from $7,819,639 for the three months ended September 30, 2020, to $6,983,196 for the three months ended September 30, 2021 primarily due to the benefits of our CTR Program.  However our total lease operating expenses (LOE) expressed on a per barrel of oil equivalent (Boe) basis increased approximately 3% from $8.90 per Boe for the three months ended September 30, 2020, to $9.21 per Boe for the three months ended September 30, 2021 primarily because of lower production during the three months ended September 30, 2021. Although our total gathering, transportation and processing costs decreased approximately 1% from $1,058,372 for the three months ended September 30, 2020 to $1,051,163 for the three months ended September 30, 2021, due to increased gas volumes in 2021,  total gathering, transportation and processing costs expressed on a per Boe basis increased approximately 15% from $1.20 per Boe for the three months ended September 30, 2020 to $1.39 per Boe for the three months ended September 30, 2021.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 4.5% during the three months ended September 30, 2020 and remained steady at 4.5% for the three months ended September 30, 2021. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense decreased by $1,516,465 to $9,310,524 for the three months ended September 30, 2021, compared to $10,826,989 during the same period in 2020 due to a combination of higher 2020 production volumes and a lower depletion rate per Boe in the current period. The lower depletion rate is primarily the result of the ceiling test write down during 2020. Accretion of asset retirement obligations (“AROs”) also decreased because of the liabilities sold through the transaction discussed in Note 5.

General and administrative expenses. General and administrative expense increased $1,936,324 to $4,433,521 for the three months ended September 30, 2021 compared to $2,496,927. For the three months ended September 30, 2021, general and administrative expenses excluding share-based compensation were higher due to higher insurance and legal costs, the hiring of additional accounting, engineering, land, and operations personnel, and relocation expenses.

	For The Three Months Ended
	September 30,
	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$3,655,790	$1,931,108
Share-based compensation	777,461	565,819
General and administrative expense	$4,433,251	$2,496,927

Interest expense. Interest expense decreased $905,788 to $3,551,462 for the three months ended September 30, 2021, as compared to $4,457,250 for the three months ended September 30, 2020 due to a $64.8 million lower average daily loan balance for the three months ended September 30, 2021 compared to the same period in 2020. Interest rates were also lower due to a lower margin rate associated with a reduced borrowing base utilization.

Realized gain (loss) on derivative instruments. Cash paid on derivatives for the three months ended September 30, 2021 was $14,921,008 compared to cash received on derivatives of $1,726,373 the same period in 2020. The realized loss was entirely due to oil derivative contract losses as a result of higher oil prices.

Change in fair value of derivative instruments. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the three months ended September 30, 2021, the change in fair value resulted in the recognition of a gain of $8,200,688 on derivative contracts compared to a loss of $6,228,453 during the same period in 2020.

Net income (loss). For the three months ended September 30, 2021, the Company had net income of $14,163,934, compared to a net loss of $1,961,603 for the three months ended September 30, 2020. The primary difference was the higher sales volumes and revenue in 2021 compared to 2020 due to the shut in wells in 2020 during the same period, and the rise of oil prices in 2021, as well as lower lease operating expenses in the third quarter 2021 due to benefits of the CTR Program.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the three month periods ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020
Oil volume (Bbls)	659,247	781,626
Natural gas volume (Mcf)	594,841	581,123
Total Production (Boe)(1)	758,387	878,480

Average Sales Price
Oil price (per Bbl)	$69.61	$38.80
Gas price (per Mcf)	$5.86	$1.96
Total per Boe	$65.11	$35.82

(1) Boe is calculated using 6 Mcf of natural gas as the equivalent of one barrel of oil.

Results of Operations – For the Nine Months Ended September 30, 2021 and 2020

Oil and natural gas sales. For the nine months ended September 30, 2021, oil and natural gas sales revenue increased $54,965,345 to $136,638,810, compared to $81,673,465 for the same period during 2020, primarily as a result of higher commodity prices. Oil sales increased $47,548,076 and natural gas sales increased $7,417,269.  For the nine months ended September 30, 2021, oil sales volume decreased 95,204 barrels to 1,971,776 barrels, compared to 2,066,980 barrels for the same period in 2020.  The average realized per barrel of oil price increased 68% from $38.40 for the nine months ended September 30, 2020, to $64.37 for the nine months ended September 30, 2021.  For the nine months ended September 30, 2021, gas sales volume increased 9,341 thousand cubic feet (Mcf) to 1,773,506 Mcf, compared to 1,764,165 Mcf for the same period in 2020. The average realized natural gas price per Mcf increased 322% from $1.30 for the nine months ended September 30, 2020, to $5.48 for the nine months ended September 30, 2021.

The following table presents our sales revenues for the nine months periods ended September 30, 2021 and 2020:

	For The Nine Months Ended September 30,
	2021	2020
Operating Revenues
Oil	$126,927,318	$79,379,242
Natural gas	9,711,492	2,294,223
Total operating revenues	$136,638,810	$81,673,465

Oil and gas production costs. Our total lease operating expenses (LOE) expressed on a per barrel of oil equivalent (Boe) basis increased from $9.36 per Boe or $21,887,356 for the nine months ended September 30, 2020 to $9.98 per Boe or $22,634,259 for the nine months ended September 30, 2021. LOE for the nine months ended September 30, 2021 included freeze-related repair expenses and the reduction in production during the downtime caused by the winter storm in Texas, which increased the LOE per Boe. Our total gathering, transportation and processing costs increased from $2,833,957, or $1.21 per Boe for the nine months ended September 30, 2020 to $2,883,348, or $1.27 per Boe for the nine months ended September 30, 2021, due to shut in volumes associated with Covid in 2020.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 4.6% during the nine months ended September 30, 2020 and remained steady at 4.6% for the nine months ended September 30, 2021. These rates are expected to stay relatively steady unless we make acquisitions in other states with differing production tax rates or the states of Texas or New Mexico change their production tax rates.

Depreciation, depletion, amortization and accretion. Our depreciation, depletion, amortization and accretion expense decreased by $5,154,285 to $26,693,808 for the nine months ended September 30, 2021, compared to $31,848,093 during the same period in 2020 due to a combination of a lower depletion rate per Boe and lower production volumes between periods. The lower depletion rate was primarily the result of the ceiling test write down during 2020. Accretion of ARO also decreased because of the liabilities sold through the transaction discussed in Note 5.

General and administrative expenses. Notwithstanding a decrease of $1,072,427 in stock-based compensation, the Company’s general and administrative expense increased $1,393,963 to $11,103,394 for the nine months ended September 30, 2021 compared to $9,709,431 for the nine months ended September 30, 2020, due to higher insurance and legal costs, the hiring of additional accounting, engineering, land, and operations personnel, and relocation expenses.

	For The Nine Months Ended
	September 30,
	2021	2020
General and administrative expense (excluding Stock Based Compensation)	$9,618,664	$7,152,275
Share-based compensation	1,484,730	2,557,156
General and administrative expense	$11,103,394	$9,709,431

Interest expense. Interest expense decreased $2,010,828 to $10,947,960 for the nine months ended September 30, 2021, compared to $12,958,788 for the like period in 2020 due to $62.8 million lower average daily balance on the Company’s credit facility for the nine months ended September 30, 2021 compared to the same period in 2020. Interest rates were also lower due to a lower margin rate associated with a reduced borrowing base utilization.

Realized gain (loss) on derivative instruments. Cash paid on derivatives for the nine months ended September 30, 2021 was $33,278,132 compared to cash received on derivatives of $18,814,068 the same period in 2020.  The cash paid was comprised of a $34,021,310 oil derivatives contract loss and a $743,178 gain on the gas derivative contracts. This change is the result of significantly higher oil prices and lower gas prices and the full unwinding of the remaining 2021 and 2022 gas derivative contracts in March 2021.

Change in fair value of derivative instruments. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  During the nine months ended September 30, 2021, the change in fair value resulted in the recognition of a loss of $40,308,067 on derivative contracts as compared to a gain of $14,086,699 during the same period in 2020.

Net income (loss). For the nine months ended September 30, 2021, the Company incurred a net loss of $20,789,318, compared to a net loss of $93,157,551 for the nine months ended September 30, 2020. The primary contributors to this change in the nine-month period were the 2020 impairment ($148 million in the first quarter 2020), offset by higher 2021 commodity prices resulting in a significant loss on the change in fair value of derivative instruments (approximately $40 million loss year-to-date third quarter 2021 compared to $14 million gain during the same period in 2020).

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the nine month periods ended September 30, 2021 and 2020:

	For the Nine Months
	ended September 30,
	2021	2020
Oil volume (Bbls)	1,971,776	2,066,980
Natural gas volume (Mcf)	1,773,506	1,764,165
Total Production (Boe)	2,267,360	2,361,008

Average Sales Price
Oil price (per Bbl)	$64.37	$38.40
Gas price (per Mcf)	$5.48	$1.30
Total per Boe	$60.26	$34.59

Capital Resources and Liquidity

As of September 30, 2021, the Company had cash on hand of $2,046,946, compared to $3,578,634 as of December 31, 2020.  The Company had net cash provided by operating activities for the nine months ended September 30, 2021, of $49,523,439, compared to $44,903,306 for the same period of 2020. The primary difference in the cash from operations was the difference in cash received from customers due to higher year to date production in 2021 compared to 2020. The Company had net cash used in investing activities of $33,869,724 for the nine months ended September 30, 2021, compared to $30,275,770 in 2020, due to its increased payments to develop oil and natural gas properties. The $35,869,724 in 2021 capex was offset by $2,000,000 in proceeds from the transaction described in Note 5 which was a reduction to our full cost pool. Net cash used in financing activities was $17,185,403 for the nine months ended September 30, 2021 during which time $18,000,000 was paid on our credit facility.

We will continue to focus on maximizing free cash flow in 2021 through a combination of cost control measures and the continued exercise of financial discipline and prudent capital allocation, which includes limiting our capital projects to projects we believe will provide high rates of return in the current commodity price environment. In response to higher commodity prices,  our planned capital expenditures for 2021 will be significantly higher than our 2020 levels primarily due to reduced capital levels in 2020 as a result of COVID-19. Given this expected level of capital expenditures, our oil and natural gas production will likely improve in the near future. We will also continue our pursuit of acquisitions and business combinations, which provide high margin properties with attractive returns at current commodity prices.

The COVID-19 pandemic reduced global economic activity and negatively impacted energy demand during the previous twelve months. Demand for oil and natural gas is returning to pre-pandemic levels as COVID-19 vaccines rates and economic activity have increased. During this time, we will remain focused on maximizing free cash flow, reducing our debt level, and maximizing our liquidity which we believe develops greater stockholder value.

Availability of Capital Resources under Credit Facility

On July 1, 2014, the Company entered into a Credit Agreement which was amended on June 14, 2018, May 18, 2016, July 24, 2015, and June 26, 2015. In April 2019, the Company amended and restated its Credit Agreement with SunTrust Bank (now Truist), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Agreement, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. This Credit Facility was amended on June 25, 2021, June 10, 2021, December 23, 2020 and June 17, 2020.   The June 10, 2021 amendment, among other things, modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022, and reaffirmed the borrowing base at $350 million. The fifth amendment on June 25, 2021 incorporated contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions clarifying the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. Per the amendments to the credit facility in June and December 2020, the total Leverage Ratio is not allowed to be greater than 4.25 for the period ending March 31, 2021.  The Credit Facility also contains other customary affirmative and negative covenants and events of default.  As of

September 30, 2021, $295,000,000 was outstanding on the Credit Facility and we were in compliance with all covenants contained in the Credit Facility.

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

In May of 2021, we bought back a 1,500 barrels of oil per day call option for June 1 through December 31, 2021 and entered into an approximate 879 Bbls/d calendar 2022 swap contract for no net cost. This allowed us to unlock additional upside to increase our cash flow for the remainder of 2021, while retaining the put to protect our downside.

The following table reflects the prices of contracts outstanding as of September 30, 2021:

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2021, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties with lower risk undeveloped drilled properties rather than properties with higher-risk exploratory opportunities. We do not intend to limit our evaluation to any one state, and we presently have no intention to acquire offshore properties or properties located outside of the United States.

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

The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include travel costs relating to meeting with individuals instrumental to the acquisition of oil and gas properties, the costs to retain consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and pro forma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of oil and gas producing properties.

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

Transportation of Oil and Natural Gas

Ring is presently committed to using the services of the existing gatherers in its present areas of production. This gives such gatherers certain short-term relative monopolistic powers to set gathering and transportation costs. Obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way.

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

Compliance with these regulations may constitute a significant cost and effort for Ring. To date, no specific accounting for environmental compliance has been maintained or projected by Ring. Ring does not presently know of any environmental demands, claims, adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies, including: ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of September 30, 2021, the Company had $295,000,000 outstanding borrowings under the Credit Facility. Our weighted average annual interest rate on borrowings under the Credit Facility was 4.4%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of approximately $3 million based on the aggregate of $295,000,000 outstanding under the Credit Facility as of September 30, 2021.

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

Customer Credit Risk

Our principal exposures to credit risk are through receivables from the sale of our oil and natural gas production (approximately $20.3 million at September 30, 2021) and through receivables from our joint interest partners (approximately $1.7 million at September 30, 2021). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended September 30, 2021, sales to three customers, Phillips 66, NGL Crude and BP represented 78%, 6% and 6% of oil and gas revenues, respectively.  As of September 30, 2021, Phillips 66, NGL Crude and BP represented 79%, 5% and 3% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the first quarter of 2021, the Company transitioned its accounting and reporting functions from Tulsa in conjunction with its corporate headquarters relocation. On March 24, 2021, Travis Thomas was named Chief Financial Officer, replacing William Broaddrick.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in our 2020 Form 10-K. There have been no material changes to the risks described in the 2020 Form 10-K.  We may experience additional risks and uncertainties not currently known to us.  Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows and results of operations.

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

Ring Energy, Inc.

Date: November 9, 2021	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)