Form 10-Q
period 2022-03-31
RING ENERGY, INC.
filed 2022-05-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

☐ Yes ☒ No

The registrant has one class of common stock of which 106,700,836 shares were outstanding at May 10, 2022.

INDEX

Ring Energy, Inc.

For the Quarter Ended March 31, 2022

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2021. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East, Russia and Ukraine, and other areas of the world;

●	the ongoing COVID-19 pandemic and its mutations and variants, including reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$2,139,211	$2,408,316
Accounts receivable	35,249,566	24,026,807
Joint interest billing receivable	1,285,459	2,433,811
Prepaid expenses and retainers	735,144	938,029
Total Current Assets	39,409,380	29,806,963
Properties and Equipment
Oil and natural gas properties, full cost method	903,632,896	883,844,745
Financing lease asset subject to depreciation	1,422,487	1,422,487
Fixed assets subject to depreciation	2,089,163	2,089,722
Total Properties and Equipment	907,144,546	887,356,954
Accumulated depreciation, depletion and amortization	(245,223,053)	(235,997,307)
Net Properties and Equipment	661,921,493	651,359,647
Operating lease asset	1,209,473	1,277,253
Deferred financing costs	1,514,192	1,713,466
Total Assets	$704,054,538	$684,157,329

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$54,262,245	$46,233,452
Income tax liability	12,813	—
Financing lease liability	247,848	316,514
Operating lease liability	296,023	290,766
Derivative liabilities	42,722,228	29,241,588
Notes payable	219,029	586,410
Total Current Liabilities	97,760,186	76,668,730

Noncurrent Liabilities
Deferred income taxes	156,231	90,292
Revolving line of credit	280,000,000	290,000,000
Financing lease liability, less current portion	293,615	343,727
Operating lease liability, less current portion	1,061,591	1,138,319
Asset retirement obligations	15,524,755	15,292,054
Total Liabilities	394,796,378	383,533,122
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 100,192,562 shares and 100,192,562 shares issued and outstanding, respectively	100,193	100,193
Additional paid-in capital	554,994,202	553,472,292
Accumulated deficit	(245,836,235)	(252,948,278)
Total Stockholders' Equity	309,258,160	300,624,207
Total Liabilities and Stockholders' Equity	$704,054,538	$684,157,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Oil and Natural Gas Revenues	$68,181,032	$39,502,532

Costs and Operating Expenses
Lease operating expenses	8,953,165	8,226,575
Gathering, transportation and processing costs	1,296,858	935,019
Ad valorem taxes	951,954	737,251
Oil and natural gas production taxes	3,218,362	1,852,762
Depreciation, depletion and amortization	9,781,287	8,108,158
Asset retirement obligation accretion	188,242	193,744
Operating lease expense	83,590	271,517
General and administrative expense	5,522,277	2,912,991
Total Costs and Operating Expenses	29,995,735	23,238,017

Income (Loss) from Operations	38,185,297	16,264,515

Other Income (Expense)
Interest (expense)	(3,398,361)	(3,741,969)
(Loss) on derivative contracts	(27,596,141)	(31,588,639)
Net Other Income (Expense)	(30,994,502)	(35,330,608)

Income (Loss) Before Provision for Income Taxes	7,190,795	(19,066,093)

Benefit from (Provision for) Income Taxes	(78,752)	—
Net Income (Loss)	$7,112,043	$(19,066,093)

Basic Earnings (Loss) per share	$0.07	$(0.19)
Diluted Earnings (Loss) per share	$0.06	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
For the Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160

For the Three Months Ended March 31, 2021
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,470	$(275,337,263)	$276,151,483

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$7,112,043	$(19,066,093)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	9,781,287	8,108,158
Asset retirement obligation accretion	188,242	193,744
Amortization of deferred financing costs	199,274	183,027
Share-based compensation	1,521,910	355,494
Deferred income tax expense (benefit)	65,939	(1,792,142)
Excess tax expense (benefit) related to share-based compensation	—	1,792,142
Loss on derivative contracts	27,596,141	31,588,639
Cash (paid) for derivative settlements, net	(14,115,501)	(5,920,791)
Changes in assets and liabilities:
Accounts receivable	(10,078,098)	(5,968,739)
Prepaid expenses and retainers	202,885	165,200
Accounts payable	2,519,011	6,293,506
Settlement of asset retirement obligation	(553,368)	(244,461)
Net Cash Provided by Operating Activities	24,439,765	15,687,684
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(360,848)	(258,970)
Payments to develop oil and natural gas properties	(13,860,249)	(11,898,939)
Purchase of fixed assets subject to depreciation	(10,114)	(19,461)
Sale of fixed assets subject to depreciation	8,500	—
Proceeds from divestiture of oil and natural gas properties	—	2,000,000
Net Cash (Used in) Investing Activities	(14,222,711)	(10,177,370)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	10,000,000	13,000,000
Payments on revolving line of credit	(20,000,000)	(20,500,000)
Proceeds from issuance of common stock and warrants	—	161,269
Payments on notes payable	(367,381)	—
Reduction of financing lease liabilities	(118,778)	(49,707)
Net Cash (Used in) Financing Activities	(10,486,159)	(7,388,438)
Net Change in Cash	(269,105)	(1,878,124)
Cash at Beginning of Period	2,408,316	3,578,634
Cash at End of Period	$2,139,211	$1,700,510
Supplemental Cash Flow Information
Cash paid for interest	$3,155,943	$3,709,232
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$44,458	$32,206
Asset retirement obligation acquired		662,705
Asset retirement obligation revisions		153,475
Asset retirement obligation sold		(2,934,126)
Capitalized expenditures attributable to drilling projects financed through current liabilities	5,522,595	3,847,599
Operating lease assets obtained in exchange for new operating lease liability		839,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statement and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. Prices recovered to pre-pandemic levels earlier last year and have recently increased to levels not seen since 2014, due in part to the accessibility of vaccines, reopening of states and other regions around the world after lockdowns, and optimism about the economic recovery. The continued spread of COVID-19, including vaccine-resistant strains such as the Delta variant, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company’s results of operations, cash flows and financial position, including asset impairments.

Liquidity and Capital Considerations – The Company strives to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include the Company’s cash flow from operations, cash on hand, available borrowing capacity under its revolving credit facility, and proceeds from sales of non-strategic assets.

While changes in oil and natural gas prices affect the Company’s liquidity, the Company has put in place hedges to protect, to some extent, its cash flows from such price declines; however, if oil or natural gas prices rapidly deteriorate due to unanticipated economic conditions, this could have a material adverse effect on the Company’s cash flows.

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could have a material adverse impact on the Company’s oil revenue, which is mitigated to some extent by the Company’s hedge contracts. The Company is always mindful of oil price volatility and its impact on our liquidity.

The Company believes that it has the ability to continue to fund its operations and service its debt by using cash on hand and cash flows from operations.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The change in fair value resulted in the recognition of an unrealized loss of $13,480,640 for the three months ended March 31, 2022. During the three months ended March 31, 2021, the change in fair value resulted in the recognition of unrealized loss of $25,667,848 on derivative contracts. During the three months ended March 31, 2022, the Company had a realized loss of $14,115,501 on derivatives . During the three months ended March 31, 2021, the Company had a realized loss of $5,920,791 on derivatives, net of a realized gain of $743,178 on the Company’s gas derivatives for that period.

Concentration of Credit Risk and Major Customers – The Company had $1,685,484 of cash on deposit in excess of federally insured limits at March 31, 2022 and $1,936,805 of cash in excess of federally insured limits at December 31, 2021. During the three months ended March 31, 2022, sales to three customers represented 70%, 13% and 5%, respectively, of the Company’s oil and gas revenues. At March 31, 2022, these three customers made up 70%, 14% and 4%, respectively, of the Company’s accounts receivable.

Approximately 96% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due.The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are collectable. Accordingly, no material allowance for credit losses has been provided at March 31, 2022.

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

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by the Company’s independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. The Company did not incur a write down of oil and natural gas properties as a result of the ceiling test for the three months ended March 31, 2022 or for the three months ended March 31, 2021. Depreciation, depletion and amortization expense for the three months ended March 31, 2022 was $9,781,287, based on depletion at the rate of $12.06 per barrel of oil equivalent compared to $8,108,158, based on depletion at the rate of $11.24 per barrel of oil equivalent for the three months ended March 31, 2021. These amounts include $156,670 of depreciation and amortization for the three months ended March 31, 2022, compared to $60,970 of depreciation and amortization for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, the Company recorded no federal income tax expense or benefit due to the Company having a full valuation allowance against its net federal deferred tax assets. Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company reviews its Deferred Tax Assets (“DTAs”) and valuation allowance on a quarterly basis. The Company anticipates that it will continue to record a valuation allowance against its federal DTAs until such time it is able to determine it is more likely than not that its DTAs will be realized. The Company recorded state current income tax expense of $12,813 and state deferred income tax expense of $65,939 for the three months ended March 31, 2022. The Company has immaterial operations in certain other states which are in a net deferred tax asset position for which a full valuation allowance is still recorded.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Pronouncements – In December 2019, the FASB released ASU No. 2019-12 (“ASU 2019-12”), “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020.The adoption of ASU 2019-12 did not have a material impact to the Company’s financial statements or disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update is effective for the Company beginning in the first quarter of 2021 and was applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. The guidance may be applied using either a modified retrospective or a fully retrospective method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements - In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company is currently assessing the impact of adopting this new guidance.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 - “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update is effective for public business entities beginning after December 15, 2022, with early adoption permitted. The Company continues to evaluate the provisions of this update, but it does not believe the adoption will have a material impact on its financial position, results of operations or liquidity

Basic and Diluted Earnings per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive. The dilutive effect of stock options and other share-based compensation is calculated using the treasury method.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Disaggregation of Revenue. The following table presents revenues disaggregated by product for the three months ended March 31, 2022 and 2021:

	For The Three Months
	Ended March 31,
	2022	2021
Operating Revenues
Oil	$63,430,627	$35,384,581
Natural gas	4,750,405	4,117,951
Total operating revenues	$68,181,032	$39,502,532

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has operating leases for its offices in The Woodlands, Texas and Midland, Texas. The Midland office is under a five-year lease which began January 1, 2021. Also beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas. The future payments associated with these operating leases are reflected below.

The Company also has month to month leases for office equipment and compressors used in our operations on which the Company has elected to apply ASU 2016-02(i.e not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.

The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments associated with these operating and financing leases as of March 31, 2022 are as follows:

	2022	2023	2024	2025	2026
Operating lease payments(1)	$261,845	$356,991	$376,855	$384,719	$110,096
Financing lease payments(2)	210,916	213,530	142,354	—	—
(1)	The weighted average discount rate as of March 31, 2022 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $132,892. The weighted average remaining term of operating leases was 4.05 years.
(2)	The weighted average discount rate as of March 31, 2022 for financing leases was 4.11%. Based on this rate, the future lease payments above include imputed interest of $25,337. The weighted average remaining term of financing leases was 2.18 years.

The following table provides supplemental information regarding cash flows from operations for the three months ended:

	Three months ended
	March 31,
	2022	2021
Operating lease costs	$83,590	$271,517
Short term lease costs (1)	715,803	892,489
Financing lease costs:
Amortization of financing lease assets (2)	116,615	35,839
Interest on lease liabilities (3)	6,513	4,928
(1)	Amount included in Lease operating expenses
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For the Three Months
	Ended March 31,
	2022	2021
Net Income (Loss)	$7,112,043	$(19,066,093)
Basic Weighted-Average Shares Outstanding	100,192,562	99,092,715
Effect of dilutive securities:
Stock options	102,737	—
Restricted stock units	1,890,508	—
Performance stock units	107,928	—
Common warrants	21,710,443	—
Diluted Weighted-Average Shares Outstanding	124,004,178	99,092,715
Basic Earnings (Loss) per Share	$0.07	$(0.19)
Diluted Earnings (Loss) per Share	$0.06	$(0.19)

Stock options to purchase 70,500 shares of common stock, 4,420 shares of unvested restricted stock units, and 673,833 shares of unvested performance stock units were excluded from the computation of diluted earnings per share during the three months ended March 31, 2022, as their effect would have been anti-dilutive. Stock options to purchase 465,500 shares of common stock, 1,902,947 shares of unvested restricted stock and unexercised common warrants of 29,619,500 were excluded from the computation of diluted earnings per share during the three months ended March 31, 2021, as their effect would have been anti-dilutive.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2022, 100% of the Company’s volumes subject to derivative instruments are with lenders under its Credit Facility (as defined in Note 8). The Company is not subject to master netting agreements and classifies

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the fair value of its derivative positions on a gross basis in its corresponding balance sheets. The following presents the impact of the Company’s contracts on its balance sheets for the periods indicated.

	As of
	March 31, 2022	December 31, 2021
Commodity derivative instruments	$42,722,228	$29,241,588
Derivative liabilities, current	$42,722,228	$29,241,588

The components of “(Loss) on derivative contracts” are as follows for the respective periods:

	Three Months Ended
	March 31,
	2022	2021
(Loss) on oil derivative	$(27,596,141)	$(31,389,950)
(Loss) on natural gas derivatives	—	(198,689)
(Loss) on derivative contracts	$(27,596,141)	$(31,588,639)

The components of “Cash (paid) for derivative settlements” are as follows for the respective periods:

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activites:
Cash (paid) on oil derivatives	$(14,115,501)	$(6,663,969)
Cash received on natural gas derivatives	—	743,178
Cash (paid) for derivative settlements, net	$(14,115,501)	$(5,920,791)

During 2020, 2021, and early 2022, the Company entered into additional derivative contracts in the form of swaps for the 2022 calendar period for oil. The following tables reflect the details of current contracts as of March 31, 2022:

Date entered into	Period covered	Barrels per day		Swap price

Oil derivative contracts: 2022 swaps

12/4/2020	Calendar year 2022	500		$44.22
12/7/2020	Calendar year 2022	500		44.75
12/10/2020	Calendar year 2022	500		44.97
12/17/2020	Calendar year 2022	250		45.98
1/4/2021	Calendar year 2022	250		47.00
2/4/2021	Calendar year 2022	250		50.05
5/11/2021	Calendar year 2022	879	(1)	49.03
2/1/2022	Balance of calendar year 2022	1,000		83.47
(1)	The notional quantity per the swap contract entered into on May 11, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

Level 2:    Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Other financial instruments include cash, accounts receivable and accounts payable. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore the carrying amounts and fair value are approximately equal.

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis(further detail in Note 6).

Fair Value Measurement Classification
Quoted prices
in Active
Markets
	for Identical	Significant
	Assets	Other	Significant
	or	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Commodity Derivatives - Liabilities	$—	$(29,241,588)	$—	$(29,241,588)
Total	$—	$(29,241,588)	$—	$(29,241,588)

Fair Value Measurement Classification
Quoted prices
in Active
Markets
	for Identical	Significant
	Assets	Other	Significant
	or	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2022
Commodity Derivatives - Liabilities	$—	$(42,722,228)	$—	$(42,722,228)
Total	$—	$(42,722,228)	$—	$(42,722,228)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The fourth amendment on June 10, 2021, among other things, reaffirmed the borrowing base at $350 million and modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022. The fifth amendment on June 25, 2021 incorporates contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions that clarify the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets. The borrowing base is subject to periodic redeterminations, mandatory reductions, and further adjustments from time to time. The borrowing base is redetermined semi-annually in May and November and was most recently affirmed at $350 million in December 2021.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2022, $280,000,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Credit Facility as of March 31, 2022.

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

Balance, December 31, 2021	$15,292,054
Liabilities incurred	44,458
Accretion expense	188,243
Balance, March 31, 2022	$15,524,755

NOTE 10 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2021, the remaining 13,428,500 pre-funded warrants and 442,600 of common warrants were exercised. Gross proceeds from these transactions were $367,509. At March 31, 2022, there remained 29,361,700 unexercised common warrants.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three months ended March 31, 2022 was $1,521,910, compared to $355,494 for the three months ended March 31, 2021. These amounts are included in general and administrative expense in the accompanying financial statements.

In 2011, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. There were 341,155 shares remaining eligible for grant, either as stock options or as restricted stock, as of March 31, 2022.

In May 2021, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 9,900,000 shares, including 341,155 shares that are reserved but unissued under the prior plan, of common stock subject to the grant of qualified stock options, non-qualified stock options and restricted stock. There were 5,706,851 shares eligible for grant, either as stock options or as restricted stock, as of March 31, 2022.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of March 31, 2022 and 2021, respectively, and changes during the three months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2020	465,500	$3.26
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Exercisable, March 31, 2021	460,700	$3.11	2.95 Years

Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 Years	$536,900
Exercisable, March 31, 2022	365,500	$3.61	2.21 Years

The intrinsic values were calculated using the closing price on March 31, 2022 of $3.82 and the closing price on March 31, 2021 of $2.31. As of March 31, 2022, there was $0 of unrecognized compensation cost related to stock options.

Restricted Stock

A summary of the restricted stock activity as of March 31, 2022 and 2021, and changes during the three months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85

Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09

As of March 31, 2022 there was $5,203,807 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.17 years.

Grant activity for the three months ended March 31, 2022 was primarily restricted shares for the annual long-term incentive plan awards for employees.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Stock Units

A summary of the performance stock unit activity as of March 31, 2022 and 2021, and changes during the three months then ended is as follows:

Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2021	—	$—

Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76

As of March 31, 2022, there was $5,964,071 of unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.26 years.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company to a state agency for $250,000 on June 26, 2015, a federal agency for $10,000 on April 9, 2019, and to an insurance company on May 19, 2020 for $500,438. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the States of Texas and New Mexico. The letter of credit to the insurance company relates to the surety bonds noted below. No amounts have been drawn under the standby letters of credit.

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

NOTE 13 – SUBSEQUENT EVENTS

On April 5, April 6, and April 7, 2022, a total of 6,453,907 of the pre-funded common warrants were exercised at a price of $0.80 per share. Accordingly, 6,453,907 shares of common stock were issued, and 22,907,793 common warrants remained unexercised.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of March 31, 2022, through the date of this report. Other than the item discussed above, the Company has determined that there were no material subsequent events required to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and our interim unaudited financial statements and accompanying notes to these financial statements.

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

Business Description and Plan of Operation

We are focused on delivering competitive and sustainable returns to our stockholders by developing, acquiring, exploring for, and commercializing oil and natural gas resources vital to the world’s health and welfare. Successfully achieving Ring’s mission requires a firm commitment to operating safely in a socially responsible and environmentally friendly manner, while ensuring the Company conducts its business with honesty and integrity. Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. In an effort to maximize its value and resource potential, Ring intends to drill and develop its acreage base in both the Northwest Shelf and Central Basin Platform assets, allowing Ring to execute on its plan of operating within its generated cash flow on an annual basis. In the first quarter of 2022, Ring contracted a rig on January 31, 2022, and has drilled and completed three 1-mile horizontal Central Basin Platform wells and one 1.5-mile horizontal Central Basin Platform well and drilled two 1-mile horizontal wells in the Northwest Shelf. The Company has a working interest of 100% in all wells drilled in the first quarter 2022. The newly completed wells resulted in minimal contribution to first quarter production but will provide a strong contribution to current production. In addition to the six drilled wells and four new wells placed into production, during the first quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps “CTRs”, with four conversions in the Northwest Shelf. For 2022, the Company expects to drill 25 to 33 and complete 25 to 30 horizontal wells in the Northwest Shelf and Central Basin Platform assets.
●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt primarily through the use of free cash flow from operations and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended March 31, 2022, the Company used free cash flow from operations to pay down $10,000,000 on its outstanding long-term debt bringing the principal balance down to $280,000,000.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to low-cost structure that helps maximize the returns generated by our drilling programs. Given the current commodity environment, labor market and inflationary pressures, Ring also expects improved execution efficiencies by implementing a continuous drilling program throughout 2022.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. The Company pursues an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve balance sheet metrics and are accretive to shareholders. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its management’s relationships will be a competitive advantage in identifying potential acquisition targets.

Executive Summary - 2022 Developments and Highlights

COVID-19 and Geopolitical Impact

In December of 2020, the Food and Drug Administration authorized the use of the COVID-19 vaccination in the United States. The shots were first administered to front line workers and the elderly but were soon made available to all adults. The daily new infections peaked in the first quarter of 2021 and have seen an overall steady decline, giving states the ability to reopen to certain extents. In March 2021, the Federal Government passed a $1.9 trillion coronavirus relief package which included direct payments to qualifying individuals, extended unemployment benefits, and provided state and local assistance. During 2021, the demand for oil and natural gas increased as the economy recovered from the effects of the COVID-19 pandemic which strengthened energy prices. Although both oil and natural gas prices have exceeded pre-pandemic levels, volatility due to new and emerging variants of the COVID-19 virus, OPEC actions, the Russian-Ukrainian war, and other factors affecting the global supply and demand of oil and natural gas have continued into 2022. It is not clear whether these issues will continue to cause volatile energy prices and further challenges to our business.

Oil and Natural Gas Revenues

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 93% and 90% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Gas was a lower percentage of revenue in the three months ended March 31, 2022 primarily due to the significant increase in oil price. Oil had an average realized price of $93.80 per barrel, compared to $58.00 per barrel for the same period in 2021. In contrast, gas prices remained fairly constant, with an average realized price of $6.49 per Mcf for the quarter, compared to $6.46 per Mcf for the same period in 2021.

Commodity Risk Management

During the three months ended March 31, 2022 we entered into swaps for 1,000 barrels of oil per day for the remainder of calendar year 2022 at a weighted average price of $84.61 per barrel. In total, we had swaps for 3,129 barrels of oil per day for the month of January 2022, and we have swaps for 4,129 barrels of oil per day for the remainder of 2022 (February through December), with a weighted average price of $55.53 per barrel for the next three quarters in 2022). Our 2022 derivative financial instruments resulted in a total non-cash fair value loss of approximately $13.5 million during the three months ended March 31, 2022 and cash paid for derivative settlements of approximately $14.1 million, for a total loss on derivative contracts of approximately $27.6 million.

Borrowing Base

The Company’s borrowing base remained at $350 million during the first quarter of 2022, with the minimum hedged barrels of oil per day at 3,100.We paid down $10 million of debt in the first quarter of 2022 and had $280 million of principal outstanding on our Credit Facility as of March 31, 2022. As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2022.

Results of Operations – For the Three Months Ended March 31, 2022 and 2021

Oil and natural gas sales. For the three months ended March 31, 2022, oil and natural gas sales revenue increased $28,678,500 to $68,181,032, compared to $39,502,532 for the same period during 2021, primarily as a result of higher oil prices, as well as increased production. Of this, oil sales increased $28,046,046 and natural gas sales increased $632,454. For the three months ended March 31, 2022, oil sales volume increased 66,094 barrels to 676,215 barrels, compared to 610,121 barrels for the same period in 2021. The average realized per barrel of oil price increased 62% from $58.00 for the three months ended March 31, 2021, to $93.80 for the three months ended March 31, 2022.  For the three months ended March 31, 2022, gas sales volume increased 94,475 thousand cubic feet (Mcf) to 732,283 Mcf, compared to 637,808 Mcf for the same period in 2021. The average realized natural gas price per Mcf increased 0.4% from $6.46 to $6.49.

The following table presents our sales revenues for the periods indicated:

	For The Three Months
	Ended March 31,
	2022	2021
Operating Revenues
Oil	$63,430,627	$35,384,581
Natural gas	4,750,405	4,117,951
Total operating revenues	$68,181,032	$39,502,532

Lease operating expenses. Total lease operating expenses increased approximately 9% from $8,226,575 for the three months ended March 31, 2021, to $8,953,165 for the three months ended March 31, 2022 primarily due to a significant increase to labor costs, inflationary pressures and a higher than usual amount of workovers performed to return wells to production. However, total lease operating expenses (LOE) expressed on a per barrel of oil equivalent (Boe) basis decreased approximately 2% from $11.48 per Boe for the three months ended March 31, 2021, to $11.22 per Boe for the three months ended March 31, 2022 primarily due to higher production during the three months ended March 31, 2022.

Gathering, transportation and processing costs. Our total gathering, transportation and processing costs increased approximately 39% from $935,019 for the three months ended March 31, 2021 to $1,296,858 for the three months ended March 31, 2022, due primarily to increased natural gas volumes in 2022. Total gathering, transportation and processing costs expressed on a per Boe basis increased approximately 24% from $1.31 per Boe for the three months ended March 31, 2021 to $1.62 per Boe for the three months ended March 31, 2022 primarily due to the higher fee rates with the purchaser.

Ad valorem taxes. Our ad valorem taxes increased approximately 29% from $737,251 for the three months ended March 31, 2021 to $951,954 for the three months ended March 31, 2022 primarily due to the increase in taxation commodity price from the prior year. Expressed on a per Boe basis, these costs increased approximately 16% from $1.03 per Boe for the three months ended March 31, 2021 to $1.19 for the three months ended March 31, 2022.

Oil and natural gas production taxes. Production taxes as a percentage of oil and natural gas sales remained steady at 4.7% for the three months ended March 31, 2022 compared to the first quarter of 2021.  We expect these rates to stay relatively steady.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,673,129 to $9,781,287 for the three months ended March 31, 2022, compared to $8,108,158 during the same period in 2021 due to higher 2022 production volumes. Average depreciation, depletion and amortization was $12.25 per Boe for the three months ended March 31, 2022 and $11.32 per Boe for the three months ended March 31, 2021.

Asset retirement obligation accretion. Accretion of asset retirement obligations (“AROs”) decreased $5,502 to $188,242 for the three months ended March 31, 2022, compared to $193,744 for the three months ended March 31, 2021 because of fewer wells added compared to those plugged and abandoned.

Operating lease expense. Operating lease expense decreased $187,927 to $83,590 for the three months ended March 31, 2022, compared to $271,517 for the three months ended March 31, 2021 due to the termination of the Tulsa, Oklahoma lease as of March 31, 2021.

General and administrative expense. General and administrative expense increased to $5,522,277 for the three months ended March 31, 2022 compared to $2,912,991 for the three months ended March 31, 2021. Within this change, we isolate share-based compensation, which increased to $1,521,910 for the three months ended March 31, 2022 compared to $355,494 for the three months ended March 31, 2021, primarily as the result of the adoption of the Omnibus Incentive Plan (the “2021 Plan”), and subsequent grants in 2021 and 2022. For the three months ended March 31, 2022, general and administrative expenses excluding share-based compensation were higher due to increased salaries and wages, insurance costs, and legal costs. Hiring of 12 additional full-time employees in addition to an Annual Incentive Plan (AIP) resulted in an increase of $895,585 in salaries and wages. Review of insurance coverages led to adjusting the coverage on oil and gas assets with a cost increase of $186,534.

	For The Three Months
	Ended March 31,
	2022	2021

General and administrative expense (excluding Share-based Compensation)	$4,000,367	$2,557,497
Share-based compensation	1,521,910	355,494
General and administrative expense	$5,522,277	$2,912,991

Interest expense. Interest expense decreased $343,608 to $3,398,361 for the three months ended March 31, 2022, compared to $3,741,969 for the three months ended March 31, 2021 due to a $21.6 million lower average daily loan balance.

(Loss) on derivative contracts. In the Statements of Operations, the total loss on derivative contracts decreased by approximately 13%, from $31,588,639 for the three months ended March 31, 2021 to $27,596,141 for the three months ended March 31, 2022. Underlying this overall change in loss were changes within the realized and unrealized portions of the derivative instruments. We experienced an increase of $8,194,710 in realized losses from $5,920,791 during the three months ended March 31, 2021 to $14,115,501 during the three months ended March 31, 2022 due to an increase in oil prices. The Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless certain specific hedge accounting criteria are met. The unrealized (mark to market) loss decreased from $25,667,848 during the three months ended March 31, 2021 to $13,480,640 during the three months ended March 31, 2022 due to fewer barrels of oil being hedged.

Net income (loss). For the three months ended March 31, 2022, the Company achieved net income of $7,112,043, compared to a net loss of $19,066,093 for the three months ended March 31, 2021. The primary difference was the higher sales volumes and revenue in 2022 compared to 2021 due to the Texas winter storm Uri in 2021 during the same period, and the significantly higher oil prices in 2022, as well as a lower loss on derivative contracts in the first quarter 2022 due to fewer barrels of oil being hedged.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the periods indicated:

	For the Three Months
	Ended March 31,
	2022	2021
Oil volume (Bbls)	676,215	610,121
Natural gas volume (Mcf)	732,283	637,808
Total Production (Boe)(1)	798,262	716,422

Average Sales Price
Oil price (per Bbl)	$93.80	$58.00
Gas price (per Mcf)	$6.49	$6.46
Total per Boe	$85.41	$55.14

(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.

Capital Resources and Liquidity

As of March 31, 2022, the Company had cash on hand of $2,139,211, compared to $2,408,316 as of December 31, 2021.  The Company had net cash provided by operating activities for the three months ended March 31, 2022 of $24,439,765, compared to $15,687,684 for the same period of 2021 due to higher year to date revenues, which resulted in more cash received from customers. The Company used net cash in investing activities of $14,222,711 for the three months ended March 31, 2022, compared to $10,177,370 for the same period of 2021, driven by an increase in capital expenditures to develop oil and natural gas properties. Net cash used in financing activities was $10,486,159 for the three months ended March 31, 2022 during which time $10,000,000 was the net pay down of principal on our credit facility.

We will continue to focus on maximizing free cash flow in 2022 through a combination of cost control measures and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. In response to higher commodity prices, Ring began implementing a continuous drilling program and as such, expects planned capital expenditures for 2022 to be significantly higher than 2021 levels. With the increased level of capital expenditures, we expect that oil and natural gas production will increase throughout 2022. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.

During 2022, we will remain focused on maximizing free cash flow, reducing our debt level, and maximizing our liquidity which we believe will result in greater stockholder value.

Availability of Capital Resources under Credit Facility

In April 2019, the Company amended and restated its Credit Agreement with SunTrust Bank (now Truist), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Agreement, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. This Credit Facility was amended on June 25, 2021, June 10, 2021, December 23, 2020 and June 17, 2020.   The June 10, 2021 amendment, among other things, modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022, and reaffirmed the borrowing base at $350 million. The amendment on June 25, 2021 incorporated contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate. The Credit Facility is secured by a first lien on substantially all of the Company’s assets.

The borrowing base is subject to periodic redeterminations, mandatory reductions, and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November and will be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and the cancellation of certain hedging positions.

The Credit Facility allows for Eurodollar Loans and Base Rate Loans (as respectively defined in the Credit Facility). The interest rate on each Eurodollar Loan will be the adjusted LIBOR for the applicable interest period plus a margin between 2.5% and 3.5% per annum (depending on the then-current level of borrowing base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted LIBOR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 1.5% and 2.5% (depending on the then-current level of borrowing base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2022, $280,000,000 was outstanding on the Credit Facility and we were in compliance with all of our covenants.

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

The following table reflects the prices of contracts outstanding as of March 31, 2022:

Date entered into	Period covered	Barrels per day		Swap price

Oil derivative contracts: 2022 swaps

12/4/2020	Calendar year 2022	500		$44.22
12/7/2020	Calendar year 2022	500		44.75
12/10/2020	Calendar year 2022	500		44.97
12/17/2020	Calendar year 2022	250		45.98
1/4/2021	Calendar year 2022	250		47.00
2/4/2021	Calendar year 2022	250		50.05
5/11/2021	Calendar year 2022	879	(1)	49.03
2/1/2022	Balance of calendar year 2022	1,000		83.47
(1)	The notional quantity per the swap contract entered into on May 11, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2022, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties with lower risk undeveloped drilled properties rather than properties with higher-risk exploratory opportunities. We do not intend to limit our evaluation to any one state, but we presently have no intention to acquire offshore properties or properties located outside of the United States.

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

The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include the costs to retain consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and pro forma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate a transaction resulting in our acquisition of oil and gas producing properties.

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

Disclosures About Market Risks

Like other natural resource producers, the Company faces market risks associated with the exploration and production of oil and natural gas. The most salient risk factors are the volatile prices of oil and gas, transportation of oil and natural gas, competition in the oil and natural gas industry, retention of key personnel, and environmental and regulatory concerns and obligations.

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

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects. Our success may be dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water and waste use and disposal, prevention of waste, hydraulic fracturing, and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations. Compliance with these regulations may constitute a significant cost and effort for Ring.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of March 31, 2022, the Company had $280,000,000 outstanding borrowings under the Credit Facility. Our weighted average annual interest rate on borrowings under the Credit Facility was 4.3%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of $2.8 million based on the aggregate of $280,000,000 outstanding under the Credit Facility as of March 31, 2022.

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

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and Ring’s ability to borrow and raise additional capital. The Company’s borrowing base under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Ring currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Customer Credit Risk

Our principal exposures to credit risk are through receivables from the sale of our oil and natural gas production (approximately $35.2 million at March 31, 2022) and through receivables from our joint interest partners (approximately $1.3 million at March 31, 2022). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2022, sales to three customers, Phillips 66, NGL Crude and BP represented 70%, 13% and 5% of oil and gas revenues, respectively. As of March 31, 2022, Phillips 66, NGL Crude and BP represented 70%, 14% and 4% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Reference is made to Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the Year Ended December 31, 2021 as filed with the SEC on March 16, 2022. The information in such Item is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2021 Form 10-K. There have been no material changes to the risks described in the 2021 Form 10-K. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Ring Energy, Inc.

Date: May 10, 2022	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)