Form 10-Q
period 2022-06-30
RING ENERGY, INC.
filed 2022-08-04
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

☐ Yes ☒ No

The registrant has one class of common stock of which 107,241,388 shares were outstanding at August 4, 2022.

INDEX

Ring Energy, Inc.

For the Quarter Ended June 30, 2022

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$2,223,289	$2,408,316
Accounts receivable	39,496,928	24,026,807
Joint interest billing receivable	1,350,134	2,433,811
Derivative assets	1,353,196	—
Prepaid expenses and other assets	3,205,746	938,029
Total Current Assets	47,629,293	29,806,963
Properties and Equipment
Oil and natural gas properties, full cost method	945,521,085	883,844,745
Financing lease asset subject to depreciation	2,067,375	1,422,487
Fixed assets subject to depreciation	2,044,709	2,089,722
Total Properties and Equipment	949,633,169	887,356,954
Accumulated depreciation, depletion and amortization	(255,274,309)	(235,997,307)
Net Properties and Equipment	694,358,860	651,359,647
Operating lease asset	1,140,886	1,277,253
Derivative assets	785,389	—
Deferred financing costs	1,324,918	1,713,466
Total Assets	$745,239,346	$684,157,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,262,609	$46,233,452
Financing lease liability	407,031	316,514
Operating lease liability	301,339	290,766
Derivative liabilities	32,700,566	29,241,588
Notes payable	894,295	586,410
Total Current Liabilities	98,565,840	76,668,730

Noncurrent Liabilities
Deferred income taxes	1,641,253	90,292
Revolving line of credit	270,000,000	290,000,000
Financing lease liability, less current portion	667,456	343,727
Operating lease liability, less current portion	983,995	1,138,319
Asset retirement obligations	15,373,543	15,292,054
Total Liabilities	387,232,087	383,533,122
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 107,236,111 shares and 100,192,562 shares issued and outstanding, respectively	107,236	100,193
Additional paid-in capital	561,791,836	553,472,292
Accumulated deficit	(203,891,813)	(252,948,278)
Total Stockholders’ Equity	358,007,259	300,624,207
Total Liabilities and Stockholders’ Equity	$745,239,346	$684,157,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Oil and Natural Gas Revenues	$84,961,875	$47,760,102	$153,142,907	$87,262,634

Costs and Operating Expenses
Lease operating expenses	8,301,443	7,424,488	17,254,608	15,651,063
Gathering, transportation and processing costs	549,389	897,166	1,846,247	1,832,185
Ad valorem taxes	949,239	703,775	1,901,193	1,441,026
Oil and natural gas production taxes	4,157,457	2,198,339	7,375,819	4,051,101
Depreciation, depletion and amortization	10,749,204	9,275,126	20,530,491	17,383,284
Asset retirement obligation accretion	186,303	184,013	374,545	377,757
Operating lease expense	83,590	84,790	167,180	356,307
General and administrative expense	5,832,302	3,757,152	11,354,579	6,670,143
Total Costs and Operating Expenses	30,808,927	24,524,849	60,804,662	47,762,866

Income from Operations	54,152,948	23,235,253	92,338,245	39,499,768

Other Income (Expense)
Interest income	—	1	—	1
Interest (expense)	(3,279,299)	(3,654,529)	(6,677,660)	(7,396,498)
(Loss) on derivative contracts	(7,457,018)	(35,277,240)	(35,053,159)	(66,865,879)
Net Other Income (Expense)	(10,736,317)	(38,931,768)	(41,730,819)	(74,262,376)

Income (Loss) Before Provision for Income Taxes	43,416,631	(15,696,515)	50,607,426	(34,762,608)

Benefit from (Provision for) Income Taxes	(1,472,209)	(190,644)	(1,550,961)	(190,644)
Net Income (Loss)	$41,944,422	$(15,887,159)	$49,056,465	$(34,953,252)

Basic Earnings (Loss) per share	$0.39	$(0.16)	$0.47	$(0.35)
Diluted Earnings (Loss) per share	$0.32	$(0.16)	$0.39	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
For the Six Months Ended June 30, 2022	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160
Exercise of common warrants issued in offering	6,453,907	6,454	5,156,672	—	5,163,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	610,195	610	(610)	—	—
Shares to cover tax withholdings for restricted stock vested	(73,047)	(73)	73	—	—
Payments to cover tax withholdings	—	—	(257,694)	—	(257,694)
Share-based compensation	—	—	1,899,245	—	1,899,245
Net income	—	—	—	41,944,422	41,944,422
Balance, June 30, 2022	107,236,111	$107,236	$561,791,836	$(203,891,813)	$358,007,259

For the Six Months Ended June 30, 2021
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,471	$(275,337,263)	$276,151,483
Exercise of common warrants issued in offering	100,000	100	79,900	—	80,000
Restricted stock vested	3,480	3	(3)	—	—
Shares to cover tax withholdings	(28,272)	(28)	28	—	—
Share-based compensation	—	—	351,775	—	351,775
Net (loss)	—	—	—	(15,887,159)	(15,887,159)
Balance, June 30, 2021	99,351,145	$99,351	$551,821,170	$(291,224,422)	$260,696,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$49,056,465	$(34,953,252)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	20,530,490	17,383,284
Asset retirement obligation accretion	374,545	377,757
Amortization of deferred financing costs	388,548	330,251
Share-based compensation	3,421,155	707,269
Deferred income tax expense (benefit)	1,550,961	(1,744,175)
Excess tax expense (benefit) related to share-based compensation	—	1,934,819
Loss on derivative contracts	35,053,159	66,865,879
Cash (paid) for derivative settlements, net	(33,732,766)	(18,357,124)
Changes in assets and liabilities:
Accounts receivable	(14,393,828)	(6,673,307)
Prepaid expenses and other assets	(2,267,717)	(1,181,562)
Accounts payable	6,847,979	8,659,118
Settlement of asset retirement obligation	(1,666,576)	(1,338,277)
Net Cash Provided by Operating Activities	65,162,415	32,010,680
Cash Flows From Investing Activities
Payments to purchase oil and natural gas properties	(743,851)	(437,688)
Payments to develop oil and natural gas properties	(49,654,172)	(22,723,018)
Purchase of fixed assets subject to depreciation	(91,760)	(60,903)
Sale of fixed assets subject to depreciation	134,600	—
Proceeds from divestiture of oil and natural gas properties	25,066	2,000,000
Net Cash (Used in) Investing Activities	(50,330,117)	(21,221,609)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	50,500,000	19,900,000
Payments on revolving line of credit	(70,500,000)	(32,400,000)
Proceeds from issuance of common stock and warrants	5,163,126	241,269
Payments to cover tax withholdings	(257,694)	—
Proceeds from notes payable	928,626	909,467
Payments on notes payable	(620,741)	(151,317)
Payment of deferred financing costs	—	(76,887)
Reduction of financing lease liabilities	(230,642)	(119,995)
Net Cash (Used in) Financing Activities	(15,017,325)	(11,697,463)
Net Change in Cash	(185,027)	(908,392)
Cash at Beginning of Period	2,408,316	3,578,634
Cash at End of Period	$2,223,289	$2,670,242
Supplemental Cash Flow Information
Cash paid for interest	$6,228,393	$7,202,818
Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$122,206	$48,662
Asset retirement obligation acquired	—	662,705
Asset retirement obligation revisions	—	153,475
Asset retirement obligation sold	—	(2,934,126)
Capitalized expenditures attributable to drilling projects financed through current liabilities	11,181,178	4,460,973
Operating lease assets obtained in exchange for new operating lease liability	—	839,536
Operating lease asset revision	—	(621,636)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Organization and Nature of Operations – The Company is a Nevada corporation that owns interests in oil and natural gas properties in Texas and New Mexico. The Company’s oil and natural gas sales, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas and the successful acquisition, exploration and development of oil and natural gas properties. Oil and natural gas prices have historically been volatile and may be subject to wide fluctuations in the future. A substantial decline in oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy was marked by significant slowdown and uncertainty, which in turn led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. Prices recovered to pre-pandemic levels earlier last year and have recently increased to levels not seen since 2014, due in part to the accessibility of vaccines, reopening of states and other regions around the world after lockdowns, and optimism about the economic recovery. The continued spread of COVID-19, including vaccine-resistant strains or variants, or repeated deterioration in oil and natural gas prices could result in additional adverse impacts on the Company’s results of operations, cash flows and financial position, including asset impairments.

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

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could have a material adverse impact on the Company’s oil revenue, which is mitigated to some extent by the Company’s hedge contracts. The Company is always mindful of oil price volatility and its impact on the Company’s liquidity.

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

Derivative Instruments and Commodity Risk Activities – The Company may periodically enter into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of Other income (expense) in the Statements of Operations.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The change in fair value resulted in the recognition of an unrealized gain of $12,160,246 for the three months ended June 30, 2022 and an unrealized loss of $1,320,393 for the six months ended June 30, 2022. During the three and six months ended June 30, 2021, the change in fair value resulted in the recognition of an unrealized loss of $22,840,907 and an unrealized loss of $48,508,755, respectively, on derivative contracts. During the three and six months ended June 30, 2022, the Company had realized losses of $19,617,265 and $33,732,766, respectively, on derivatives. During the three and six months ended June 30, 2021, the Company had realized losses of $12,436,333 and $18,357,124, respectively, on derivatives including $581,424 in March 2021 from unwinding the Company’s remaining gas swaps for 2021 and 2022.

Concentration of Credit Risk and Major Customers – The Company had $1,765,827 of cash on deposit in excess of federally insured limits at June 30, 2022 and $1,936,805 of cash in excess of federally insured limits at December 31, 2021. During the six months ended June 30, 2022, sales to three customers represented 70%, 15% and 4%, respectively, of the Company’s oil and gas revenues. At June 30, 2022, these three customers made up 70%, 14% and 4%, respectively, of the Company’s accounts receivable.

Approximately 97% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due.The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are collectable. Accordingly, no material allowance for credit losses has been provided at June 30, 2022.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive wells and drilling costs for non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of the Company’s capitalized costs are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by the Company’s independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. The Company did not incur a write down of oil and natural gas properties as a result of the ceiling test for the three and six months ended June 30, 2022 or for the three and six months ended June 30, 2021. Depreciation, depletion and amortization expense for the three and six months ended June 30, 2022 was $10,749,204 and $20,530,491, respectively, based on depletion at the rate of $12.51 and $12.28, respectively, per barrel of oil equivalent compared to $9,275,126 and $17,383,284, respectively, based on depletion at the rate of $11.58 and $11.42 per barrel of oil equivalent for the three and six months ended June 30, 2021. These amounts include $119,417 and $276,087, respectively, of depreciation and amortization for the three and six months ended June 30, 2022, compared to $94,890 and $155,860, respectively, of depreciation and amortization for the three and six months ended June 30, 2021.

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

Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. During the three months ended June 30, 2022, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. Accordingly, for the three and six months ended June 30, 2022, the Company recorded federal income tax expense of $1,014,048. The Company recorded state deferred income tax expense of $536,913 during the six months ended June 30, 2022 and $190,644 for the six months

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

ended June 30, 2021. The Company has immaterial operations in New Mexico which is in a net deferred tax asset position for which a full valuation allowance is still recorded.

Recently Adopted Accounting Pronouncements – In December 2019, the FASB released Accounting Standards Update (ASU) No. 2019-12 (“ASU 2019-12”), “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amended standard is effective for fiscal years beginning after December 15, 2020.The adoption of ASU 2019-12 did not have a material impact to the Company’s financial statements or disclosures.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements” (“ASU 2020-10”), which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update was effective for the Company beginning in the first quarter of 2021 and was applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. The guidance may be applied using either a modified retrospective or a fully retrospective method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Company is currently assessing the impact of adopting this new guidance.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 - “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update is effective for public business entities beginning after December 15, 2022, with early adoption permitted. The Company continues to evaluate the provisions of this update, but it does not believe the adoption will have a material impact on its financial position, results of operations, or liquidity.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – REVENUE RECOGNITION

The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in ASC (“Accounting Standards Codification”) 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.

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

Until April 30, 2022, under the Company’s natural gas sales processing contracts for the bulk of its Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the wellhead. However, the Company maintained ownership of the gas through processing and received proceeds from marketing the resulting products. Under this processing agreement, the Company recognized fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company, from that point on, accounts for any such fees and deductions as a reduction of the transaction price.

Disaggregation of revenue. The following table presents revenues disaggregated by product for the three and six months ended June 30, 2022 and 2021:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Oil	$79,688,536	$45,653,189	$143,119,163	$81,037,770
Natural gas	5,273,339	2,106,913	10,023,744	6,224,864
Total operating revenues	$84,961,875	$47,760,102	$153,142,907	$87,262,634

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

The Company also has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02(i.e. not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.

The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments (undiscounted future cash flows) associated with these operating and financing leases as of June 30, 2022 are as follows:

	2022	2023	2024	2025	2026
Operating lease payments(1)	$174,563	$356,991	$376,855	$384,719	$110,096
Financing lease payments(2)	223,365	438,328	372,056	99,796	—
(1)	The weighted average discount rate as of June 30, 2022 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $117,889. The weighted average remaining term of operating leases was 3.80 years.
(2)	The weighted average discount rate as of June 30, 2022 for financing leases was 4.00%. Based on this rate, the future lease payments above include imputed interest of $59,058. The weighted average remaining term of financing leases was 2.66 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Balance Sheets:

	As of
	June 30, 2022	December 31, 2021
Operating lease liability, current portion	$301,339	$290,766
Operating lease liability, non-current portion	983,995	1,138,319
Operating lease liability, total	$1,285,334	$1,429,085
Total undiscounted future cash flows	1,403,223	1,577,786
Imputed interest	117,889	148,701
Undiscounted future cash flows less imputed interest	$1,285,334	$1,429,085

Financing lease liability, current portion	$407,031	$316,514
Financing lease liability, non-current portion	667,456	343,727
Financing lease liability, total	$1,074,487	$660,241
Total undiscounted future cash flows	1,133,545	692,091
Imputed interest	59,058	31,850
Undiscounted future cash flows less imputed interest	$1,074,487	$660,241

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides supplemental information regarding cash flows from operations for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs	$83,590	$84,790	$167,180	$356,307
Short term lease costs (1)	581,799	1,046,025	1,297,602	1,938,514
Financing lease costs:
Amortization of financing lease assets (2)	110,850	68,625	227,465	104,464
Interest on lease liabilities (3)	7,280	4,078	13,793	9,006
(1)	Amount included in Lease operating expenses
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$41,944,422	$(15,887,159)	$49,056,465	$(34,953,252)
Basic Weighted-Average Shares Outstanding	106,390,776	99,300,458	103,291,669	99,197,160
Effect of dilutive securities:
Stock options	114,985	—	115,069	—
Restricted stock units	2,614,251	—	2,274,467	—
Performance stock units	393,023	—	243,475	—
Common warrants	21,084,554	—	20,327,025	—
Diluted Weighted-Average Shares Outstanding	130,597,589	99,300,458	126,251,705	99,197,160
Basic Earnings (Loss) per Share	$0.39	$(0.16)	$0.47	$(0.35)
Diluted Earnings (Loss) per Share	$0.32	$(0.16)	$0.39	$(0.35)

Stock options to purchase 70,500 and 70,500 shares of common stock, 6,681 and 6,269 shares of unvested restricted stock units, and zero and 767,537 shares of unvested performance stock units, respectively, were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2022, as their effect would have been anti-dilutive. Stock options to purchase 465,500 shares of common stock, 3,230,569 shares of unvested restricted stock and unexercised common warrants of 29,519,500 were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2021, as their effect would have been anti-dilutive.

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

The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying Balance Sheets. The Company has not designated its derivative financial instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of “Other income (expense)” under the heading “(Loss) on derivative contracts” in the accompanying Statements of Operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2022, 100% of the Company’s volumes subject to derivative instruments are with lenders under its Credit Facility (as defined in Note 8). Non-performance risk is incorporated by utilizing discount rates adjusted for the credit risk of the Company’s counterparties. The Company is not subject to master netting agreements and classifies the fair value of its derivative positions on a gross basis in its corresponding Balance Sheets. The following presents the impact of the Company’s contracts on its Balance Sheets for the periods indicated.

	As of
	June 30, 2022	December 31, 2021
Commodity derivative instruments	$1,353,196	$—
Derivative assets, current	$1,353,196	$—

Commodity derivative instruments	$785,389	$—
Derivative assets, noncurrent	$785,389	$—

Commodity derivative instruments	$32,700,566	$29,241,588
Derivative liabilities, current	$32,700,566	$29,241,588

The components of “(Loss) on derivative contracts” are as follows for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Loss) on oil derivative	$(7,457,018)	$(35,277,240)	$(35,053,159)	$(66,667,190)
(Loss) on natural gas derivatives	—	—	—	(198,689)
(Loss) on derivative contracts	$(7,457,018)	$(35,277,240)	$(35,053,159)	$(66,865,879)

The components of “Cash (paid) for derivative settlements” are as follows for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash flows from operating activites:
Cash (paid) on oil derivatives	$(19,617,265)	$(12,436,333)	$(33,732,766)	$(19,100,302)
Cash received on natural gas derivatives	—	—	—	743,178
Cash (paid) for derivative settlements, net	$(19,617,265)	$(12,436,333)	$(33,732,766)	$(18,357,124)

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During 2020, 2021, and early 2022, the Company entered into additional derivative contracts in the form of swaps for the 2022 calendar period for oil. Additionally, on June 28 and 29, 2022, the Company entered into twelve new derivative contracts in the form of put options. The following tables reflect the details of current contracts as of June 30, 2022:

		Type of	Barrels			Swap	Strike	Deferred
Date entered into	Period covered	Contract	per day		Index	price	price	premium
Oil derivative contracts:
12/04/2020	Calendar year 2022	Swap	500		WTI	$44.22
12/07/2020	Calendar year 2022	Swap	500		WTI	44.75
12/10/2020	Calendar year 2022	Swap	500		WTI	44.97
12/17/2020	Calendar year 2022	Swap	250		WTI	45.98
01/04/2021	Calendar year 2022	Swap	250		WTI	47.00
02/04/2021	Calendar year 2022	Swap	250		WTI	50.05
05/11/2021	Calendar year 2022	Swap	879	(1)	WTI	49.03
02/01/2022	02/01/2022 - 12/31/2022	Swap	1,000		WTI	82.01
06/28/2022	07/01/2022 - 09/30/2022	Put	1,000		WTI		$107.90	$6.95
06/28/2022	10/01/2022 - 12/31/2022	Put	1,000		WTI		100.60	11.71
06/28/2022	01/01/2023 - 03/31/2023	Put	1,000		WTI		95.75	13.96
06/28/2022	04/01/2023 - 06/30/2023	Put	1,000		WTI		92.70	15.20
06/28/2022	07/01/2023 - 09/30/2023	Put	1,000		WTI		90.00	16.00
06/28/2022	10/01/2023 - 12/31/2023	Put	1,000		WTI		87.70	16.53
06/29/2022	01/01/2023 - 03/31/2023	Put	500		WTI		95.25	14.25
06/29/2022	04/01/2023 - 06/30/2023	Put	500		WTI		91.85	15.58
06/29/2022	07/01/2023 - 09/30/2023	Put	500		WTI		89.10	16.45
06/29/2022	10/01/2023 - 12/31/2023	Put	500		WTI		86.90	16.93
06/29/2022	01/01/2024 - 03/31/2024	Put	500		WTI		84.70	17.15
06/29/2022	04/01/2024 - 06/30/2024	Put	500		WTI		82.80	17.49
(1)	The notional quantity per the swap contract entered into on May 11, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

Level 1:   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:    Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:    Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. The Company continues to evaluate its inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is the Company’s policy to assume that the transfer occurred at the date of the event or change in circumstances that caused the transfer.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the valuation of the Company’s assets and liabilities that are measured at fair value on a recurring basis(further detail in Note 6).

Fair Value Measurement Classification
Quoted prices
in Active
Markets
	for Identical	Significant
	Assets	Other	Significant
	or	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021
Commodity Derivatives - Liabilities	$—	$(29,241,588)	$—	$(29,241,588)
Total	$—	$(29,241,588)	$—	$(29,241,588)

	Fair Value Measurement Classification
	Quoted prices
	in Active
	Markets
	for Identical	Significant
	Assets	Other	Significant
	or	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2022
Commodity Derivatives - Assets	$—	$2,138,585	$—	$2,138,585
Commodity Derivatives - Liabilities	—	(32,700,566)	—	(32,700,566)
Total	$—	$(30,561,981)	$—	$(30,561,981)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The fourth amendment on June 10, 2021, among other things, reaffirmed the borrowing base at $350 million and modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022. The fifth amendment on June 25, 2021 incorporated contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions that clarify the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets. The borrowing base is subject to periodic redeterminations, mandatory reductions, and further adjustments from time to time. The borrowing base is redetermined semi-annually in May and November and was most recently affirmed at $350 million in December 2021. The May 2022 redetermination has been postponed due to the events highlighted in Note 13.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2022, $270,000,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Credit Facility as of June 30, 2022.

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

Balance, December 31, 2021	$15,292,054
Liabilities incurred	122,206
Liabilities acquired	—
Liabilities sold	—
Revision of previous estimates	—
Liabilities settled	(415,262)
Accretion expense	374,545
Balance, June 30, 2022	$15,373,543

NOTE 10 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2021, the remaining 13,428,500 pre-funded warrants and 442,600 of common warrants were exercised. Gross proceeds from these transactions were $367,509. On April 5, April 6, and April 7, 2022, a total of 6,453,907 of common warrants were exercised at a price of $0.80 per share. At June 30, 2022, there remained 22,907,793 unexercised common warrants, with an exercise price of $0.80 per share.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2022 was $1,899,245 and $3,421,155, respectively, compared to $351,775 and $707,269 for the three and six months ended June 30, 2021. These amounts are included in General and administrative expense in the accompanying financial statements.

In 2011, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. There were 341,155 shares remaining eligible for grant, either as stock options or as restricted stock, as of June 30, 2022.

In May 2021, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan (the “2021 Plan”) which allowed for the issuance of up to 9,900,000 shares, including 341,155 shares that were reserved but unissued under the prior plan, of common stock subject to the grant of qualified stock options, non-qualified stock options, restricted stock units and restricted stock. There were 5,704,413 shares eligible for grant under the 2021 Plan as of June 30, 2022.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of June 30, 2022 and 2021, respectively, and changes during the three and six months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2020	465,500	$3.26
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, June 30, 2021	465,500	3.26	2.75 Years	$426,300
Exercisable, June 30, 2021	460,700	$3.11	2.70 Years

Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 Years	$536,900
Granted	—	—
Forfeited or rescinded	—	—
Exercised	(100,000)	2.00
Outstanding, June 30, 2022	265,500	4.21	2.14 Years	$128,700
Exercisable, June 30, 2022	265,500	$4.21	2.14 Years

The intrinsic values were calculated using the closing price on June 30, 2022 of $2.66 and the closing price on June 30, 2021 of $2.98. As of June 30, 2022, there was $0 of unrecognized compensation cost related to stock options.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of June 30, 2022 and 2021, and changes during the three and six months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85
Granted	1,196,102	2.77
Forfeited or rescinded	—	—
Vested	(3,480)	5.96
Outstanding, June 30, 2021	3,230,569	$1.55

Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09
Granted	19,642	4.27
Forfeited or rescinded	(17,204)	2.79
Vested	(610,195)	2.80
Outstanding, June 30, 2022	3,211,900	$1.97

As of June 30, 2022 there was $3,994,302 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.06 years.

Grant activity for the six months ended June 30, 2022 was primarily restricted shares for the annual long-term incentive plan awards for employees.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Stock Units

A summary of the performance stock unit activity as of June 30, 2022 and 2021, and changes during the three and six months then ended is as follows:

Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2021	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, June 30, 2021	—	$—

Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, June 30, 2022	1,720,432	$3.76

As of June 30, 2022, there was $5,326,433 of unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.02 years.

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

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until the Company returns those wells to activity or plugs them.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2022, the Company, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). The Purchase Agreement provides that the Company will acquire (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold located in the Central Basin Platform of Texas for a purchase price (the “Purchase Price”) of approximately $465 million, of which $215 million will be in cash, $20 million in assumed derivative liabilities, and the remainder will be in the form of stock consideration which is expected to consist of (i) 21,339,986 shares of common stock, par value $0.001 per share of the Company (“Common stock”) and (ii) 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”). Each share of Preferred Stock is automatically convertible into 277.7778 shares of common stock upon stockholder approval of the conversion. The Purchase Price is subject to customary purchase price adjustments with an effective date of June 1, 2022. On July 5, 2022, in connection with the Purchase Agreement, the Company deposited $46.5 million in cash into a third-party escrow account as a deposit pursuant to the Purchase Agreement, which will be credited against the Purchase Price upon the closing of the Stronghold Acquisition.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of June 30, 2022, through the date of this report. The Company has reported on all material subsequent events.

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

Recent Developments

Stronghold Purchase Agreement

On July 1, 2022, the Company, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). The Purchase Agreement provides that the Company will acquire (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold located in the Central Basin Platform of Texas for a purchase price (the “Purchase Price”) of approximately $465 million, of which $215 million will be in cash, $20 million in assumed derivative liabilities, and the remainder will be in the form of stock consideration which is expected to consist of (i) 21,339,986 shares of common stock, par value $0.001 per share of the Company (“Common stock”) and (ii) 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”). Each share of Preferred Stock is automatically convertible into 277.7778 shares of common stock upon stockholder approval of the conversion. The Purchase Price is subject to customary purchase price adjustments with an effective date of June 1, 2022. On July 5, 2022, in connection with the Purchase Agreement, the Company deposited $46.5 million in cash into a third-party escrow account as a deposit pursuant to the Purchase Agreement, which will be credited against the Purchase Price upon the closing of the Stronghold Acquisition. The Company expects the Stronghold Acquisition to close in the third quarter of 2022.

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

In the first quarter of 2022, Ring contracted a rig on January 31, 2022, and drilled and completed three 1-mile horizontal Central Basin Platform wells and one 1.5-mile horizontal Central Basin Platform well and drilled two 1-mile horizontal wells in the Northwest Shelf. The Company has a working interest of 100% in all wells drilled in the first quarter 2022. The newly completed wells resulted in minimal contribution to first quarter production but were situated to provide a strong contribution to the next quarter. In addition to the six drilled wells and four new wells placed into production, during the first quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps “CTRs”, with four conversions in the Northwest Shelf.

During the second quarter of 2022, Ring drilled a total of nine wells, completed seven wells, and began the completion process on four wells, all in the Northwest Shelf. Two of the wells completed were 1-mile horizontal wells that were drilled in the first quarter with both wells at a working interest of 100%. In addition, there were three 1-mile horizontal wells with a working interest of 100% and two 1.5-mile horizontal wells with a working interest of approximately 98.7% that were drilled and completed in the second quarter. Ring also drilled and began the completion process on an additional four 1-mile horizontal wells. Two of the wells have a working interest of 100%, one has a working interest of 87.5%, and the fourth has a working interest of 75%. In addition to the nine drilled wells and seven new wells placed into production, during the second quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps (“CTRs”), with three conversions in the Northwest Shelf and one conversion in the Central Basin Platform. During 2022, the Company expects to drill 25 to 33 and complete 25 to 30 horizontal wells in the Northwest Shelf and Central Basin Platform assets.

●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt primarily through the use of free cash flow from operations and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the six months ended June 30, 2022, the Company used free cash flow from operations to pay down $20,000,000 on its outstanding long-term debt bringing the principal balance down to $270,000,000.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to a low-cost structure that helps maximize the returns generated by our drilling programs. Given the current commodity environment, labor market and inflationary pressures, Ring also expects improved execution efficiencies by implementing a continuous drilling program throughout 2022.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. The Company pursues an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve balance sheet metrics and are accretive to shareholders. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging its management’s relationships will be a competitive advantage in identifying potential acquisition targets.

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

Oil and Natural Gas Revenues

Our oil and natural gas producing properties are located in the Permian Basin. Oil sales represented approximately 94% and 96% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Gas was a higher percentage of revenue in the three months ended June 30, 2022 due to the significant increase in gas sales volumes as well as increased product prices. Oil had an average realized price of $109.24 per barrel, compared to $65.00 per barrel for the same period in 2021. Gas prices had an average realized price of $7.29 per Mcf for the quarter, compared to $3.90 per Mcf for the same period in 2021.

Commodity Risk Management

Effective February 1, 2022 we entered into swaps for 1,000 barrels of oil per day for the remainder of calendar year 2022 at a weighted average price of $84.61 per barrel. Additionally, we entered into deferred premium commodity put options on June 28 and 29, 2022. In total, we had swaps for 3,129 barrels of oil per day for the month of January 2022, we had swaps for 4,129 barrels of oil per day for February through June 2022, and we have swaps and put options for a total of 5,129 barrels of oil per day for July through December 2022, with a weighted average price of $59.08 per barrel for the next two quarters in 2022. We have put options in place for 1,500 barrels per day from January through December 2023 with a weighted average price of $75.70 per barrel, and we have put options in place for 500 barrels per day from January through June 2024 with a weighted average price of $66.43 per barrel. Our 2022 derivative financial instruments resulted in a total non-cash fair value gain of approximately $12.2 million during the three months ended June 30, 2022 and cash paid for derivative settlements of approximately $19.6 million, for a total loss on derivative contracts of approximately $7.4 million.

Borrowing Base

The Company’s borrowing base remained at $350 million during the second quarter of 2022, with the minimum hedged barrels of oil per day at 3,100. We paid down $10 million of debt in each of the first and second quarters of 2022 and had $270 million of principal outstanding on our Credit Facility as of June 30, 2022. As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2022.

Results of Operations – For the Three Months Ended June 30, 2022 and 2021

Oil and natural gas sales. For the three months ended June 30, 2022, oil and natural gas sales revenue increased $37,201,773 to $84,961,875, compared to $47,760,102 for the same period during 2021, primarily as a result of higher oil and natural gas prices, as well as increased production. Of this, oil sales increased $34,035,347 and natural gas sales increased $3,166,426. For the three months ended June 30, 2022, oil sales volume increased 27,076 barrels to 729,484 barrels, compared to 702,408 barrels for the same period in 2021. The average realized per barrel of oil price increased 68% from $65.00 for the three months ended June 30, 2021, to $109.24 for the three months ended June 30, 2022. For the three months ended June 30, 2022, gas sales volume increased 182,339 thousand cubic feet (Mcf) to 723,196 Mcf, compared to 540,857 Mcf for the same period in 2021 due to workovers completed as well as new wells placed into production. The average realized natural gas price per Mcf increased 87% from $3.90 to $7.29.

The following table presents our sales revenues for the periods indicated:

	For The Three Months
	Ended June 30,
	2022	2021
Operating Revenues
Oil	$79,688,536	$45,653,189
Natural gas	5,273,339	2,106,913
Total operating revenues	$84,961,875	$47,760,102

Lease operating expenses. Total lease operating expenses increased approximately 12% from $7,424,488 for the three months ended June 30, 2021, to $8,301,443 for the three months ended June 30, 2022 primarily due to a significant increase to labor costs and industry wide inflationary pressures. Total lease operating expenses (“LOE”) expressed on a per barrel of oil equivalent (“Boe”) basis increased approximately 4% from $9.37 per Boe for the three months ended June 30, 2021, to $9.77 per Boe for the three months ended June 30, 2022 primarily due to the same causes during the three months ended June 30, 2022.

Gathering, transportation and processing costs. Our total gathering, transportation and processing costs decreased approximately 39% from $897,166 for the three months ended June 30, 2021 to $549,389 for the three months ended June 30, 2022, due primarily to a change in cost recognition due to a modification of the contract agreement. Specifically, beginning May 1, 2022, the Company and its processing entity modified the contract so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a direct reduction of the sales transaction price. Total gathering, transportation and processing costs expressed on a per Boe basis decreased approximately 43% from $1.13 per Boe for the three months ended June 30, 2021 to $0.65 per Boe for the three months ended June 30, 2022 primarily due to the aforementioned change in cost recognition.

Ad valorem taxes. Our ad valorem taxes increased approximately 35% from $703,775 for the three months ended June 30, 2021 to $949,239 for the three months ended June 30, 2022 primarily due to the increase in taxation commodity price from the prior year. Expressed on a per Boe basis, these costs increased approximately 26% from $0.89 per Boe for the three months ended June 30, 2021 to $1.12 for the three months ended June 30, 2022.

Oil and natural gas production taxes. Production taxes as a percentage of oil and natural gas sales increased slightly to 4.9% for the three months ended June 30, 2022 compared to 4.6% for the second quarter of 2021. We expect these rates to stay relatively steady.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,474,078 to $10,749,204 for the three months ended June 30, 2022, compared to $9,275,126 during the same period in 2021 due to higher 2022 production volumes. Average depreciation, depletion and amortization was $12.65 per Boe for the three months ended June 30, 2022 and $11.70 per Boe for the three months ended June 30, 2021.

Asset retirement obligation accretion. Accretion of asset retirement obligations (“AROs”) increased by $2,290 to $186,303 for the three months ended June 30, 2022, compared to $184,013 for the three months ended June 30, 2021 because of more wells added.

General and administrative expense. General and administrative expense increased to $5,832,302 for the three months ended June 30, 2022 compared to $3,757,152 for the three months ended June 30, 2021. Within this change, we isolate share-based compensation, which increased to $1,899,245 for the three months ended June 30, 2022 compared to $351,775 for the three months ended June 30, 2021, primarily as the result of grants of equity awards in 2021 and 2022 pursuant to the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”) and subsequent grants in 2021 and 2022. For the three months ended June 30, 2022, general and administrative expenses excluding share-based compensation were higher due to increased salaries and wages, insurance costs, and rental costs. Hiring of 12 additional full-time employees in addition to awards under the Annual Incentive Plan (“AIP”) resulted in an increase of $291,652 in salaries and wages. Review of insurance coverages led to adjusting the coverage (i.e., cyber insurance, director & officer insurance) with a cost increase in total of $137,089. Other cost increases included $94,737 in additional rent expense due to the rent abatement for The Woodlands office for the first nine months of 2021.

	For The Three Months
	Ended June 30,
	2022	2021

General and administrative expense (excluding Share-based compensation)	$3,933,057	$3,405,377
Share-based compensation	1,899,245	351,775
General and administrative expense	$5,832,302	$3,757,152

Interest expense. Interest expense decreased $375,230 to $3,279,299 for the three months ended June 30, 2022, compared to $3,654,529 for the three months ended June 30, 2021 due to a $36.7 million lower average daily loan balance.

(Loss) on derivative contracts. In the Statements of Operations, the total loss on derivative contracts decreased by approximately 79%, from $35,277,240 for the three months ended June 30, 2021 to $7,457,018 for the three months ended June 30, 2022. Underlying this overall change in loss were changes within the realized and unrealized portions of the derivative instruments. We experienced an increase of $7,180,932 in realized losses from $12,436,333 during the three months ended June 30, 2021 to $19,617,265 during the three months ended June 30, 2022 due to an increase in oil prices. The Company records all derivative instruments on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless certain specific hedge accounting criteria are met. The unrealized (mark to market) loss decreased from $22,840,907 during the three months ended June 30, 2021 to an unrealized gain of $12,160,246 during the three months ended June 30, 2022 due to fewer barrels of oil being hedged as well as newly entered into put contracts with an asset position, net of deferred premiums.

Net income (loss). For the three months ended June 30, 2022, the Company achieved net income of $41,944,422, compared to a net loss of $15,887,159 for the three months ended June 30, 2021. The primary difference was the higher sales volumes and revenue in 2022 compared to 2021 resulting from increased workovers and drilling activities, and the significantly higher oil prices in 2022, as well as a lower loss on derivative contracts in the second quarter 2022 due to fewer barrels of oil being hedged.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the periods indicated:

	For the Three Months
	Ended June 30,
	2022	2021
Oil volume (Bbls)	729,484	702,408
Natural gas volume (Mcf)	723,196	540,857
Total Production (Boe)(1)	850,017	792,551

Average Sales Price
Oil price (per Bbl)	$109.24	$65.00
Gas price (per Mcf)	$7.29	$3.90
Total per Boe	$99.95	$60.26

(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.

Results of Operations – For the Six Months Ended June 30, 2022 and 2021

Oil and natural gas sales. For the six months ended June 30, 2022, oil and natural gas sales revenue increased $65,880,273 to $153,142,907, compared to $87,262,634 for the same period during 2021, primarily as a result of higher oil and natural gas prices, as well as increased production. Of this, oil sales increased $62,081,393 and natural gas sales increased $3,798,880. For the six months ended June 30, 2022, oil sales volume increased 93,549 barrels to 1,405,699 barrels, compared to 1,312,150 barrels for the same period in 2021. The average realized per barrel of oil price increased 65% from $61.74 for the six months ended June 30, 2021, to $101.81 for the six months ended June 30, 2022. For the six months ended June 30, 2022, gas sales volume increased 276,813 thousand cubic feet (Mcf) to 1,455,479 Mcf, compared to 1,178,666 Mcf for the same period in 2021. The average realized natural gas price per Mcf increased 30% from $5.28 to $6.89.

The following table presents our sales revenues for the periods indicated:

	For The Six Months
	Ended June 30,
	2022	2021
Operating Revenues
Oil	$143,119,163	$81,037,770
Natural gas	10,023,744	6,224,864
Total operating revenues	$153,142,907	$87,262,634

Lease operating expenses. Total lease operating expenses increased approximately 10% from $15,651,063 for the six months ended June 30, 2021, to $17,254,608 for the six months ended June 30, 2022 primarily due to a significant increase to labor costs and industry wide inflationary pressures. Total LOE expressed on a per Boe basis increased approximately 1% from $10.37 per Boe for the six months ended June 30, 2021, to $10.47 per Boe for the six months ended June 30, 2022 primarily due to the same causes during the six months ended June 30, 2022.

Gathering, transportation and processing costs. Our total gathering, transportation and processing costs slightly increased by approximately 1% from $1,832,185 for the six months ended June 30, 2021 to $1,846,247 for the six months ended June 30, 2022, due to increased produced volumes in 2022, offset by May and June costs being mapped as a reduction to oil and natural gas sales revenues, due to the processing entity beginning to take control of transportation at the wellhead beginning May 1, 2022. Total gathering, transportation and processing costs expressed on a per Boe basis decreased approximately 8% from $1.21 per Boe for the six months ended June 30, 2021 to $1.12 per Boe for the six months ended June 30, 2022 due to increased Boe as well as the change in recognition effective May 1, 2022.

Ad valorem taxes. Our ad valorem taxes increased approximately 32% from $1,441,026 for the six months ended June 30, 2021 to $1,901,193 for the six months ended June 30, 2022 primarily due to the increase in taxation commodity price from the prior year. Expressed on a per Boe basis, these costs increased approximately 22% from $0.95 per Boe for the six months ended June 30, 2021 to $1.15 for the six months ended June 30, 2022.

Oil and natural gas production taxes. Production taxes as a percentage of oil and natural gas sales increased slightly to 4.8% for the six months ended June 30, 2022 compared to 4.6% for the same period in 2021. We expect these rates to stay relatively steady.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $3,147,207 to $20,530,491 for the six months ended June 30, 2022, compared to $17,383,284 during the same period in 2021 due to higher 2022 production volumes. Average depreciation, depletion and amortization was $12.46 per Boe for the six months ended June 30, 2022 and $11.52 per Boe for the six months ended June 30, 2021.

Asset retirement obligation accretion. Accretion of AROs decreased $3,212 to $374,545 for the six months ended June 30, 2022, compared to $377,757 for the six months ended June 30, 2021 because of fewer wells added compared to those plugged and abandoned.

Operating lease expense. Operating lease expense decreased $189,127 to $167,180 for the six months ended June 30, 2022, compared to $356,307 for the six months ended June 30, 2021 due to the change in treatment of the compressor leases beginning April 1, 2021.

General and administrative expense. General and administrative expense increased to $11,354,579 for the six months ended June 30, 2022 compared to $6,670,143 for the six months ended June 30, 2021. Within this change, we isolate share-based compensation, which increased to $3,421,155 for the six months ended June 30, 2022 compared to $707,269 for the six months ended June 30, 2021, primarily as the result of grants of equity awards in 2021 and 2022 pursuant to the 2021 Plan. For the six months ended June 30, 2022, general and administrative expenses excluding share-based compensation were higher due to increased salaries and wages, insurance costs, and software costs. Hiring of 12 additional full-time employees in addition to awards under the AIP resulted in an increase of $1,187,507 in salaries and wages. Review of insurance coverages led to adjusting the coverage (i.e., cyber insurance, director & officer insurance) with a cost increase in total of $323,443. Other cost increases were $199,552 in acquisition-related costs, $177,533 in rent expenses due to the rent abatement for The Woodlands office for the first nine months of 2021, as well as various others.

	For The Six Months
	Ended June 30,
	2022	2021

General and administrative expense (excluding Share-based compensation)	$7,933,424	$5,962,874
Share-based compensation	3,421,155	707,269
General and administrative expense	$11,354,579	$6,670,143

Interest expense. Interest expense decreased $718,838 to $6,677,660 for the six months ended June 30, 2022, compared to $7,396,498 for the six months ended June 30, 2021 due to a $29.2 million lower average daily loan balance.

(Loss) on derivative contracts. In the Statements of Operations, the total loss on derivative contracts decreased by approximately 48%, from $66,865,879 for the six months ended June 30, 2021 to $35,053,159 for the six months ended June 30, 2022. Underlying this overall change in loss were changes within the realized and unrealized portions of the derivative instruments. We experienced an increase of $15,375,642 in realized losses from $18,357,124 during the six months ended June 30, 2021 to $33,732,766 during the six months ended June 30, 2022 due to an increase in oil prices. The Company records all derivative instruments on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless certain specific hedge accounting criteria are met. The unrealized (mark to market) loss decreased from $48,508,755 during the six months ended June 30, 2021 to $1,320,393 during the six months ended June 30, 2022 due to fewer barrels of oil being hedged, as well as newly entered into put contracts with an asset position, net of deferred premiums.

Net income (loss). For the six months ended June 30, 2022, the Company achieved net income of $49,056,465, compared to a net loss of $34,953,252 for the six months ended June 30, 2021. The primary difference was the higher sales volumes and revenue in 2022 compared to 2021 resulting from increased workovers and drilling activities, and the significantly higher oil prices in 2022, as well as a lower loss on derivative contracts due to fewer barrels of oil being hedged.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the periods indicated:

	For the Six Months
	Ended June 30,
	2022	2021
Oil volume (Bbls)	1,405,699	1,312,150
Natural gas volume (Mcf)	1,455,479	1,178,666
Total Production (Boe)(1)	1,648,279	1,508,594

Average Sales Price
Oil price (per Bbl)	$101.81	$61.74
Gas price (per Mcf)	$6.89	$5.28
Total per Boe	$92.91	$57.83

(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.

Capital Resources and Liquidity

As of June 30, 2022, the Company had cash on hand of $2,223,289, compared to $2,408,316 as of December 31, 2021. The Company had net cash provided by operating activities for the six months ended June 30, 2022 of $65,162,415, compared to $32,010,680 for the same period in 2021 due to higher year to date revenues, which resulted in more cash received from customers. The Company used net cash in investing activities of $50,330,117 for the six months ended June 30, 2022, compared to $21,221,609 for the same period in 2021, driven by an increase in capital expenditures to develop oil and natural gas properties. Net cash used in financing activities was $15,017,325 for the six months ended June 30, 2022 during which time $20,000,000 was the net pay down of principal on our Credit Facility.

We will continue to focus on maximizing free cash flow in 2022 through a combination of cost control measures and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. In response to higher commodity prices, we began implementing a continuous drilling program and as such, expect planned capital expenditures for 2022 to be significantly higher than 2021 levels. With the increased level of capital expenditures, we expect that oil and natural gas production will increase throughout 2022. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.

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

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization) of not more than 4.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Facility) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of June 30, 2022, $270,000,000 was outstanding on the Credit Facility and we were in compliance with all of our covenants.

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

Effective February 1, 2022, the Company entered into a derivative contract with a Credit Facility lender for 1,000 barrels of oil per day for the remainder of 2022 (total notional quantity of 334,000 barrels). Fixed swap prices vary by month, ranging from $90.78 per barrel in February to $80.01 per barrel by the end of the year, with a weighted average swap price of $84.61 per barrel.

Near the end of the second quarter 2022, on June 28 and 29, the Company entered into twelve derivative contracts with a Credit Facility lender. Details are shown in the table below.

The following table reflects the prices of contracts outstanding as of June 30, 2022:

		Type of	Barrels			Swap	Strike	Deferred
Date entered into	Period covered	Contract	per day		Index	price	price	premium
Oil derivative contracts:

12/04/2020	Calendar year 2022	Swap	500		WTI	$44.22
12/07/2020	Calendar year 2022	Swap	500		WTI	44.75
12/10/2020	Calendar year 2022	Swap	500		WTI	44.97
12/17/2020	Calendar year 2022	Swap	250		WTI	45.98
01/04/2021	Calendar year 2022	Swap	250		WTI	47.00
02/04/2021	Calendar year 2022	Swap	250		WTI	50.05
05/11/2021	Calendar year 2022	Swap	879	(1)	WTI	49.03
02/01/2022	02/01/2022 - 12/31/2022	Swap	1,000		WTI	82.01
06/28/2022	07/01/2022 - 09/30/2022	Put	1,000		WTI		$107.90	$6.95
06/28/2022	10/01/2022 - 12/31/2022	Put	1,000		WTI		100.60	11.71
06/28/2022	01/01/2023 - 03/31/2023	Put	1,000		WTI		95.75	13.96
06/28/2022	04/01/2023 - 06/30/2023	Put	1,000		WTI		92.70	15.20
06/28/2022	07/01/2023 - 09/30/2023	Put	1,000		WTI		90.00	16.00
06/28/2022	10/01/2023 - 12/31/2023	Put	1,000		WTI		87.70	16.53
06/29/2022	01/01/2023 - 03/31/2023	Put	500		WTI		95.25	14.25
06/29/2022	04/01/2023 - 06/30/2023	Put	500		WTI		91.85	15.58
06/29/2022	07/01/2023 - 09/30/2023	Put	500		WTI		89.10	16.45
06/29/2022	10/01/2023 - 12/31/2023	Put	500		WTI		86.90	16.93
06/29/2022	01/01/2024 - 03/31/2024	Put	500		WTI		84.70	17.15
06/29/2022	04/01/2024 - 06/30/2024	Put	500		WTI		82.80	17.49
(1)	The notional quantity per the swap contract entered into on May 11, 2021 is for 26,750 barrels of oil per month. The 879 represents the daily amount on an annual basis.

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2022, 100% of our volumes subject to derivative instruments are with lenders under our Credit Facility.

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

Environmental and Regulatory Risks

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations governing the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, water and waste use and disposal, prevention of waste, hydraulic fracturing, and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations. Compliance with these regulations may constitute a significant cost and effort for Ring. In the event of a violation of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies, including ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion, or production activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of June 30, 2022, the Company had $270,000,000 outstanding borrowings under the Credit Facility. Our weighted average annual interest rate on borrowings under the Credit Facility was 4.3% for the six months ended June 30, 2022. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of $2.7 million based on the aggregate of $270,000,000 outstanding under the Credit Facility as of June 30, 2022.

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

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and Ring’s ability to borrow and raise additional capital. The Company’s borrowing base under its Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Ring currently sells all its oil and natural gas production under price sensitive or market price contracts.

Customer Credit Risk

Our principal exposures to credit risk are through receivables from the sale of our oil and natural gas production (approximately $39.5 million at June 30, 2022) and through receivables from our joint interest partners (approximately $1.4 million at June 30, 2022). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2022, sales to three customers, Phillips 66, NGL Crude and BP represented 70%, 15% and 4% of oil and gas revenues, respectively. As of June 30, 2022, Phillips 66, NGL Crude and BP represented 70%, 14% and 4% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars. Ring is therefore not exposed to foreign currency exchange rate risk on these sales.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of Paul D. McKinney, our principal executive officer, and Travis T. Thomas, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Messrs. McKinney and Thomas concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification by Chief Executive Officer					X
32.2	Section 1350 Certification by Chief Financial Officer					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ring Energy, Inc.

Date: August 4, 2022	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)