Form 10-Q
period 2022-09-30
RING ENERGY, INC.
filed 2022-11-10
CIK 1384195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

☐ Yes ☒ No

The registrant has one class of common stock of which 174,411,333 shares were outstanding at November 9, 2022.

INDEX

Ring Energy, Inc.

For the Quarter Ended September 30, 2022

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report and in our annual report on Form 10-K for the year ended December 31, 2021. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to:

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	our ability to generate sufficient cash flows to service our significant indebtedness;

●	declines or volatility in the prices we receive for our oil and natural gas;

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team on commercially reasonable terms;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

●	weather conditions;

●	effectiveness of our internal control over financial reporting;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry;

●	evolving geopolitical and military hostilities in the Middle East, Russia and Ukraine, and other areas of the world;

●	the ongoing COVID-19 pandemic and its mutations and variants, including reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil; and

●	the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

RING ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$890,567	$2,408,316
Accounts receivable	45,864,400	24,026,807
Joint interest billing receivable	1,897,125	2,433,811
Derivative assets	13,322,013	—
Prepaid expenses and other assets	3,246,569	938,029
Total Current Assets	65,220,674	29,806,963
Properties and Equipment
Oil and natural gas properties, full cost method	1,418,931,111	883,844,745
Financing lease asset subject to depreciation	2,067,375	1,422,487
Fixed assets subject to depreciation	2,985,778	2,089,722
Total Properties and Equipment	1,423,984,264	887,356,954
Accumulated depreciation, depletion and amortization	(269,541,416)	(235,997,307)
Net Properties and Equipment	1,154,442,848	651,359,647
Operating lease asset	1,071,482	1,277,253
Derivative assets	11,545,982	—
Deferred financing costs	19,029,907	1,713,466
Total Assets	$1,251,310,893	$684,157,329

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,822,997	$46,233,452
Income tax liability	36,736	—
Financing lease liability	406,890	316,514
Operating lease liability	306,715	290,766
Derivative liabilities	23,767,689	29,241,588
Notes payable	877,631	586,410
Deferred cash payment	14,511,687	—
Total Current Liabilities	126,730,345	76,668,730

Noncurrent Liabilities
Deferred income taxes	5,920,300	90,292
Revolving line of credit	435,000,000	290,000,000
Financing lease liability, less current portion	564,205	343,727
Operating lease liability, less current portion	905,524	1,138,319
Derivative liabilities	8,734,388	—
Asset retirement obligations	29,426,737	15,292,054
Total Liabilities	607,281,499	383,533,122
Mezzanine Equity
Convertible preferred stock - $0.001 par value; 153,176 shares outstanding	137,858,446	—
Stockholders’ Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; 153,176 shares issued or outstanding	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 131,586,927 shares and 100,192,562 shares issued and outstanding, respectively	131,587	100,193
Additional paid-in capital	634,845,283	553,472,292
Accumulated deficit	(128,805,922)	(252,948,278)
Total Stockholders’ Equity	506,170,948	300,624,207
Total Liabilities, Mezannine Equity and Stockholders’ Equity	$1,251,310,893	$684,157,329

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Oil Natural Gas and Natural Gas Liquids Revenues	$94,408,948	$49,376,176	$247,551,855	$136,638,810

Costs and Operating Expenses
Lease operating expenses	13,029,098	6,983,196	30,283,706	22,634,259
Gathering, transportation and processing costs	—	1,051,163	1,846,247	2,883,348
Ad valorem taxes	1,199,385	703,774	3,100,578	2,144,800
Oil and natural gas production taxes	4,563,519	2,240,759	11,939,338	6,291,860
Depreciation, depletion and amortization	14,324,502	9,310,524	34,854,993	26,693,808
Asset retirement obligation accretion	243,140	182,905	617,685	560,662
Operating lease expense	83,590	83,589	250,770	439,896
General and administrative expense	7,393,848	4,433,251	18,748,427	11,103,394
Total Costs and Operating Expenses	40,837,082	24,989,161	101,641,744	72,752,027

Income from Operations	53,571,866	24,387,015	145,910,111	63,886,783

Other Income (Expense)
Interest income	4	—	4	1
Interest (expense)	(7,021,385)	(3,551,462)	(13,699,045)	(10,947,960)
Gain (loss) on derivative contracts	32,851,189	(6,720,320)	(2,201,970)	(73,586,199)
Net Other Income (Expense)	25,829,808	(10,271,782)	(15,901,011)	(84,534,158)

Income (Loss) Before Provision for Income Taxes	79,401,674	14,115,233	130,009,100	(20,647,375)

Benefit from (Provision for) Income Taxes	(4,315,783)	48,701	(5,866,744)	(141,943)
Net Income (Loss)	$75,085,891	$14,163,934	$124,142,356	$(20,789,318)

Basic Earnings (Loss) per share	$0.65	$0.14	$1.16	$(0.21)
Diluted Earnings (Loss) per share	$0.49	$0.12	$0.92	$(0.21)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
For the Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160
Exercise of common warrants issued in offering	6,453,907	6,454	5,156,672	—	5,163,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	610,195	610	(610)	—	—
Shares to cover tax withholdings for restricted stock vested	(73,047)	(73)	73	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(257,694)	—	(257,694)
Share-based compensation	—	—	1,899,245	—	1,899,245
Net income	—	—	—	41,944,422	41,944,422
Balance, June 30, 2022	107,236,111	$107,236	$561,791,836	$(203,891,813)	$358,007,259
Exercise of common warrants issued in offering	3,000,000	3,000	2,397,000	—	2,400,000
Restricted stock vested	13,504	14	(14)	—	—
Shares to cover tax withholdings for restricted stock vested	(2,674)	(3)	3	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(6,790)	—	(6,790)
Common stock issuance for Stronghold	21,339,986	21,340	69,120,215	—	69,141,555
Share-based compensation	—	—	1,543,033	—	1,543,033
Net income	—	—	—	75,085,891	75,085,891
Balance, September 30, 2022	131,586,927	$131,587	$634,845,283	$(128,805,922)	$506,170,948

For the Nine Months Ended September 30, 2021
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	—	(65,000)	—	(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	184,800	185	147,655	—	147,840
Restricted stock vested	94,350	94	(94)	—	—
Share-based compensation	—	—	355,494	—	355,494
Net (loss)	—	—	—	(19,066,093)	(19,066,093)
Balance, March 31, 2021	99,275,937	$99,276	$551,389,470	$(275,337,263)	$276,151,483
Exercise of common warrants issued in offering	100,000	100	79,900	—	80,000
Restricted stock vested	3,480	3	(3)	—	—
Shares to cover tax withholdings for restricted stock vested	(28,272)	(28)	28	—	—
Share-based compensation	—	—	351,775	—	351,775
Net (loss)	—	—	—	(15,887,159)	(15,887,159)
Balance, June 30, 2021	99,351,145	$99,351	$551,821,170	$(291,224,422)	$260,696,099
Restricted stock vested	12,500	13	(13)	—	—
Shares to cover tax withholdings for restricted stock vested	(3,707)	(4)	4	—	—
Share-based compensation	—		777,461	—	777,461
Net income	—		—	14,163,934	14,163,934
Balance, September 30, 2021	99,359,938	$99,360	$552,598,622	$(277,060,488)	$275,637,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$124,142,356	$(20,789,318)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	34,854,993	26,693,808
Asset retirement obligation accretion	617,685	560,662
Amortization of deferred financing costs	1,483,621	496,533
Share-based compensation	4,964,188	1,484,730
Deferred income tax expense (benefit)	5,830,008	141,943
Loss on derivative contracts	2,201,970	73,586,199
Cash (paid) for derivative settlements, net	(48,593,882)	(33,278,132)
Changes in assets and liabilities:
Accounts receivable	(21,300,907)	(5,017,078)
Prepaid expenses and other assets	(2,308,540)	(902,692)
Accounts payable	33,992,075	8,329,563
Settlement of asset retirement obligation	(2,548,344)	(1,782,779)
Net Cash Provided by (Used In) Operating Activities	133,335,223	49,523,439
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	(183,359,626)	—
Payments to purchase oil and natural gas properties	(1,211,691)	(579,156)
Payments to develop oil and natural gas properties	(83,776,050)	(34,680,935)
Purchase of fixed assets subject to depreciation	(158,598)	(609,633)
Sale of fixed assets subject to depreciation	134,600	—
Proceeds from divestiture of oil and natural gas properties	25,066	2,000,000
Net Cash Provided by (Used in) Investing Activities	(268,346,299)	(33,869,724)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	592,000,000	34,400,000
Payments on revolving line of credit	(447,000,000)	(52,400,000)
Proceeds from issuance of common stock and warrants	7,563,126	241,269
Payments to cover tax withholdings for restricted stock vested	(264,484)	—
Proceeds from notes payable	1,245,303	1,233,138
Payments on notes payable	(954,082)	(375,987)
Payment of deferred financing costs	(18,762,502)	(76,887)
Reduction of financing lease liabilities	(334,034)	(206,936)
Net Cash Provided by (Used in) Financing Activities	133,493,327	(17,185,403)
Net Change in Cash	(1,517,749)	(1,531,688)
Cash at Beginning of Period	2,408,316	3,578,634
Cash at End of Period	$890,567	$2,046,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Supplemental Cash Flow Information
Cash paid for interest	$12,371,753	$10,622,077

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$218,082	$160,285
Asset retirement obligation acquired	14,538,550	662,704
Asset retirement obligation revisions	—	153,475
Asset retirement obligation sold	—	(2,934,126)
Capitalized expenditures attributable to drilling projects financed through current liabilities	13,233,975	5,921,816
Operating lease assets obtained in exchange for new operating lease liability	—	839,536
Operating lease asset revision	—	(621,636)
Supplemental Schedule for Stronghold Acquisition

Investing Activities - Cash Paid
Cash paid by bank to Stronghold on closing	$121,392,455	$—
Deposit in escrow	46,500,000	—
Direct transaction costs	9,162,143	—
Cash paid for realized August oil derivative losses	1,777,925	—
Cash paid for inventory and fixed assets acquired	4,527,103	—
Payments for the Stronghold Acquisition	$183,359,626	$—

Investing Activities - Noncash
Assumption of suspense liability	1,651,596	—
Assumption of derivative liabilities	24,784,406	—
Assumption of asset retirement obligation	14,538,550	—
Deferred cash payment at fair value	14,511,688	—

Financing Activities - Noncash
Common stock issued for acquisition	69,141,555	—
Convertible preferred stock issued for acquisition	$137,858,446	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying condensed unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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

COVID-19 – In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The nature of COVID-19 led to worldwide shutdowns, reductions in commercial and interpersonal activity and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed laws and regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy was marked by significant slowdown and uncertainty, which in turn led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by global energy storage shortages and by the price war among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC producer nations (collectively with OPEC members, “OPEC+”) during the first quarter 2020. Prices recovered to pre-pandemic levels in 2021 and have recently increased to levels not seen since 2014, due in part to the accessibility of vaccines, reopening of states and other regions around the world after lockdowns, and optimism about the economic recovery. The renewed spread of COVID-19, including vaccine-resistant strains or variants, or another deterioration in oil and natural gas prices could result in additional adverse impacts on the Company’s results of operations, cash flows and financial position, including asset impairments/charges.

Liquidity and Capital Considerations – The Company strives to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include the Company’s cash flow from operations, cash on hand, available borrowing capacity under its revolving Credit Facility (defined below in Note 8), and proceeds from sales of non-strategic assets.

While changes in oil and natural gas prices affect the Company’s liquidity, the Company has put in place hedges to protect, to some extent, its cash flows from such price declines; however, if oil or natural gas prices rapidly deteriorate due to unanticipated economic conditions, this could have a material adverse effect on the Company’s cash flows in spite of our hedging activities.

The Company expects ongoing oil price volatility over the short term. Extended depressed oil prices have historically had and could have a material adverse impact on the Company’s oil revenue, which may be mitigated to some extent by the Company’s hedge contracts. The Company is mindful of oil price volatility and its impact on the Company’s liquidity.

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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The change in fair value resulted in the recognition of an unrealized gain of $47,712,305 for the three months ended September 30, 2022 and an unrealized gain of $46,391,912 for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the change in fair value resulted in the recognition of an unrealized gain of $8,200,688 and an unrealized loss of $40,308,067, respectively, on derivative contracts. During the three and nine months ended September 30, 2022, the Company had realized losses of $14,861,116 and $48,593,882, respectively, on derivatives. During the three and nine months ended September 30, 2021, the Company had realized losses of $14,921,008 and $33,278,132, respectively, on derivatives net of a realized gain of $581,424 in March 2021 from unwinding the Company’s then held gas swaps.

Concentration of Credit Risk and Major Customers – The Company had $640,522 of cash on deposit in excess of federally insured limits at September 30, 2022 and $1,936,805 of cash in excess of federally insured limits at December 31, 2021. During the nine months ended September 30, 2022, sales to two customers represented 69% and 4%, respectively, of the Company’s oil and gas revenues. At September 30, 2022, these two customers made up 58% and 12%, respectively, of the Company’s accounts receivable.

At September 30, 2022, approximately 94% of the Company’s accounts receivables and joint interest billing receivables are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company also has joint interest billing receivables which are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due.The Company has not had any significant credit losses in the past and believes its accounts and joint interest billing receivables are collectable. Accordingly, no material allowance for credit losses has been provided at September 30, 2022.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive wells and drilling costs for non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of the Company’s capitalized costs, excluding inventory, are subject to amortization.

All capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by the Company’s independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. The Company did not incur a write down of oil and natural gas properties as a result of the ceiling test for the three and nine months ended September 30, 2022 or for the three and nine months ended September 30, 2021. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2022 was $14,324,502 and $34,854,993, respectively, based on depletion at the rate of $11.59 and $11.95, respectively, per barrel of oil equivalent compared to $9,310,524 and $26,693,808, respectively, based on depletion at the rate of $12.12 and $11.64 per barrel of oil equivalent for the three and nine months ended September 30, 2021. These amounts include $160,928 and $437,015, respectively, of depreciation and amortization for the three and nine months ended September 30, 2022, compared to $120,817 and $276,677, respectively, of depreciation and amortization for the three and nine months ended September 30, 2021.

Equipment, Vehicles and Leasehold Improvements – Office equipment and vehicles are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of office equipment and placing such equipment in service. Depreciation is calculated using the straight-line method based upon an estimated useful life of 3 to 10 years.

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

Share-Based Employee Compensation – The Company has common outstanding stock option grants and restricted common stock awards to officers and employees, which are described more fully in Note 11. The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.

Share-Based Compensation to Non-Employees – The Company accounts for share-based compensation issued to directors and other non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of (i) the date at which a commitment for performance by the recipient to earn the equity instruments is reached or (ii) the date at which the recipient’s performance is complete.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. During the nine months ended September 30, 2022, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. Accordingly, for the three and nine months ended September 30, 2022, the Company recorded federal income tax expense of $3,611,381 and $4,625,429, respectively. The Company recorded state deferred income tax expense of $667,666 and $1,204,579, respectively, during the three and nine months ended September 30, 2022. The Company recorded a state current income tax expense of $36,736 during the three and nine months ended September 30, 2022. The Company recorded a state deferred income tax benefit of $48,701 and expense of $141,943, respectively, for the three and nine months ended September 30, 2021. The Company has immaterial operations in New Mexico which is in a net deferred tax asset position for which a full valuation allowance is still recorded.

The shares issued for the Stronghold Acquisition (further discussed in Note 5) resulted in the Company having an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits the availability of certain tax attributes, including net operating losses and disallowed interest carryforwards, to offset future taxable income of the Company. In evaluating its need for a valuation allowance against its deferred tax assets, the Company has estimated the amount of tax attributes related to the pre-ownership change period to be available under Section 382 in periods in which it expects deferred tax liabilities to be realized based on currently available information. Based on its current analysis, the Company does not anticipate any material tax attributes to expire unused as result of the section 382 ownership change; however, the ultimate timing in the amount of tax attributes available in future periods may be different than our current estimate and will be determined in each year as new information becomes available. Changes in expectation in the timing of the availability of our tax attributes could result in adjustments to the valuation allowance in future years as we update our analysis based on new information.

For the nine months ended September 30, 2022, the Company’s overall effective tax rate of 4.5% was primarily impacted by the valuation allowance on its federal net deferred tax asset and state income taxes.

Three-Stream Reporting - Beginning July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquids (NGLs) sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas. This represents a change in our accounting and reporting presentation necessitated by a change in the underlying facts and circumstances surrounding the Stronghold Acquisition, as Stronghold has historically reported its revenues on a three-stream basis. As clarified in the interpretive guidance of ASC 250, such changes should not be applied on a retrospective basis. Accordingly, we began reporting on a three-stream basis prospectively, beginning July 1, 2022.

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

Natural gas and NGL sales

Under the Company’s natural gas sales processing contracts for its Central Basin Platform properties, Delaware Basin properties and part of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas and NGLs (natural gas liquids) at the wellhead. The midstream processing entity gathers and processes the natural gas and NGLs and remits proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Until April 30, 2022, under the Company’s natural gas sales processing contracts for the bulk of its Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the well head. However, the Company maintained ownership of the gas through processing and received proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognized the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a reduction of the transaction price.

Disaggregation of revenue. The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2022 and 2021:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating Revenues
Oil	$86,413,665	$45,889,548	$229,532,827	$126,927,318
Natural gas	4,655,002	$3,486,628	14,678,747	9,711,492
Natural gas liquids	3,340,281	—	3,340,281	—
Total operating revenues	$94,408,948	$49,376,176	$247,551,855	$136,638,810

All revenues are from production from the Permian Basin in Texas and New Mexico.

NOTE 3 – LEASES

The Company has operating leases for its offices in The Woodlands, Texas and Midland, Texas. Beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas. Until September 2022, the Midland office was under a five-year lease which began January 1, 2021. The future payments associated with these operating leases are reflected below.

The Company also has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02 (i.e., not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.

The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to new vehicles.

Future lease payments (undiscounted future cash flows) associated with these operating and financing leases as of September 30, 2022 are as follows:

	2022	2023	2024	2025	2026
Operating lease payments(1)	$87,282	$356,991	$376,855	$384,719	$110,096
Financing lease payments(2)	109,582	438,328	372,056	99,796	—
(1)	The weighted average discount rate as of September 30, 2022 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $103,704. The weighted average remaining term of operating leases was 3.55 years.
(2)	The weighted average discount rate as of September 30, 2022 for financing leases was 4.00%. Based on this rate, the future lease payments above include imputed interest of $48,667. The weighted average remaining term of financing leases was 2.38 years.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Balance Sheets:

	As of
	September 30, 2022	December 31, 2021
Operating lease liability, current portion	$306,715	$290,766
Operating lease liability, non-current portion	905,524	1,138,319
Operating lease liability, total	$1,212,239	$1,429,085
Total undiscounted future cash flows	1,315,943	1,577,786
Imputed interest	103,704	148,701
Undiscounted future cash flows less imputed interest	$1,212,239	$1,429,085

Financing lease liability, current portion	$406,890	$316,514
Financing lease liability, non-current portion	564,205	343,727
Financing lease liability, total	$971,095	$660,241
Total undiscounted future cash flows	1,019,762	692,091
Imputed interest	48,667	31,850
Undiscounted future cash flows less imputed interest	$971,095	$660,241

The following table provides supplemental information regarding cash flows from operations for the three and nine months ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease costs	$83,590	$83,589	$250,770	$439,896
Short term lease costs (1)	639,708	964,873	1,937,310	2,903,387
Financing lease costs:
Amortization of financing lease assets (2)	106,982	85,367	334,447	189,831
Interest on lease liabilities (3)	10,391	5,160	24,184	14,166
(1)	Amount included in Lease operating expenses
(2)	Amount included in Depreciation, depletion and amortization
(3)	Amount included in Interest expense

NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$75,085,891	$14,163,934	$124,142,356	$(20,789,318)
Basic Weighted-Average Shares Outstanding	115,376,280	99,358,504	107,349,184	99,251,532
Effect of dilutive securities:
Stock options	52,110	135,536	93,688	—
Restricted stock units	1,908,662	1,463,690	2,135,675	—
Performance stock units	196,520	—	235,440	—
Common warrants	19,884,296	20,263,018	20,180,729	—
Convertible preferred stock	14,337,127	—	4,831,559	—
Diluted Weighted-Average Shares Outstanding	151,754,995	121,220,748	134,826,275	99,251,532
Basic Earnings (Loss) per Share	$0.65	$0.14	$1.16	$(0.21)
Diluted Earnings (Loss) per Share	$0.49	$0.12	$0.92	$(0.21)

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended September 30, 2022, stock options to purchase 70,500 shares of common stock, 37,487 shares of unvested restricted stock units, and 860,212 shares of unvested performance stock units were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2022, stock options to purchase 70,500 shares of common stock, 11,312 shares of unvested restricted stock units, and 798,768 shares of unvested performance stock units were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months ended September 30, 2021, stock options to purchase 70,500 shares of common stock and 14,709 shares of unvested restricted stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2021, 465,500 shares of common stock, 3,247,623 shares of unvested restricted stock, and unexercised common warrants of 29,519,500 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 5 – ACQUISITIONS & DIVESTITURES

Stronghold Acquisition

On July 1, 2022, Ring, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres located in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, Ring completed the Stronghold Acquisition pursuant to the Purchase Agreement.

The fair value of consideration paid to Stronghold was approximately $395.7 million, of which $167.9 million, subject to post-closing adjustments, was paid in cash at closing, $15.0 million will be payable in cash after the six-month anniversary of the closing date of the Stronghold Acquisition, and shortly after closing approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for the novated hedges. The cash portion of the consideration was funded primarily from borrowings under a new fully committed revolving credit facility (the “Credit Facility”) underwritten by Truist Securities, Citizens Bank, N.A., KeyBanc Capital Markets Inc., and Mizuho Bank, Ltd. The borrowing base of the $1.0 billion Credit Facility was increased from $350.0 million to $600.0 million at the closing of the transaction. The remaining consideration was in the form of stock, consisting of 21,339,986 shares of Ring common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”). Please see “Note 10 – STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY” for further discussion. In addition, Ring assumed $24.8 million of derivative liabilities, $1.7 million of items in suspense and $14.5 million in asset retirement obligations in the Stronghold Acquisition.

Purchase Price Allocation

The Stronghold Acquisition has been accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by Ring and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on Ring’s books as of the date of the closing of the Stronghold Acquisition. Additionally, costs directly related to the Stronghold Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Stronghold’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table represents the preliminary allocation of the total cost of the Stronghold Acquisition to the assets acquired and liabilities assumed as of the Stronghold Acquisition date:

Consideration:
Shares of Ring Common Stock issued	21,339,986
Ring Common Stock price as of August 31, 2022	$3.24
Common Stock Consideration	$69,141,555

Shares of Ring Preferred Stock issued	153,176
Aggregate Liquidation Preference	$153,176,000
Conversion Price	$3.60
As-Converted Shares of Ring Common Stock	42,548,903
Ring Common Stock Price as of August 31, 2022	$3.24
Preferred Stock Consideration	$137,858,446

Cash consideration:
Closing amount paid to Stronghold by bank	121,392,455
Escrow deposit paid at closing	46,500,000
Cash paid for inventory and fixed assets	4,527,103
Cash paid for realized losses on August oil derivatives	1,777,925
Total cash consideration	174,197,483
Fair value of deferred payment liability	14,511,688
Fair value of consideration to be paid to seller	395,709,171

Direct transaction costs	9,162,143
Total consideration	$404,871,314

Fair value of assets acquired:
Oil and natural gas properties	441,318,763
Inventory and fixed assets	4,527,103
Amount attributable to assets acquired	$445,845,866
Fair value of liabilities assumed:
Suspense liability	1,651,596
Derivative liabilities, marked to market	24,784,406
Asset retirement obligations	14,538,550
Amount attributable to liabilities assumed	$40,974,552
Net assets acquired	$404,871,314

Approximately $11.7 million of revenues and $3.5 million of direct operating expenses attributed to the Stronghold Acquisition are included in the Company’s Statements of Operations for the period from September 1, 2022 through September 30, 2022.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

derivative financial instruments are recognized in earnings and included as a component of “Other Income (Expense)” under the heading “Gain (loss) on derivative contracts” in the accompanying Statements of Operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2022, 100% of the Company’s derivative instruments are with lenders under its Credit Facility (as defined in Note 8). Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Beginning September 1, the Company assumed the derivative liabilities (novated hedges) associated with its acquisition of the Stronghold assets (see Note 5), which are subject to master netting agreements. Additional derivative contracts with the same counterparty are also subject to netting. Still, in accordance with ASC 815-10-50-4B, the Company continues to classify the fair value of all its derivative positions on a gross basis in its corresponding Balance Sheets. The following presents the impact of the Company’s contracts on its Balance Sheets for the periods indicated.

	As of
	September 30, 2022	December 31, 2021
Commodity derivative instruments, marked to market:

Derivative assets, current	$24,206,887	$—
Discounted deferred premiums	(10,884,874)	—
Derivative assets, current, net of premiums	$13,322,013	$—

Derivative assets, noncurrent	15,204,782	—
Discounted deferred premiums	(3,658,800)	—
Derivative assets, noncurrent, net of premiums	$11,545,982	$—

Derivative liabilities, current	$23,767,689	$29,241,588

Derivative liabilities, noncurrent	$8,734,388	$—

The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Oil derivatives:
Realized gain (loss) on oil derivatives	(13,958,195)	(14,921,008)	(47,690,961)	(34,021,310)
Unrealized gain (loss) on oil derivatives	49,680,492	8,200,688	48,360,099	(39,366,200)
Gain (loss) on oil derivatives	$35,722,297	$(6,720,320)	$669,138	$(73,387,510)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	(902,921)	—	(902,921)	743,178
Unrealized gain (loss) on natural gas derivatives	(1,968,187)	—	(1,968,187)	(941,867)
Gain (loss) on natural gas derivatives	$(2,871,108)	$—	$(2,871,108)	$(198,689)

Gain (loss) on derivative contracts	$32,851,189	$(6,720,320)	$(2,201,970)	$(73,586,199)

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The components of “Cash (paid) for derivative settlements, net” are as follows for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Cash (paid) on oil derivatives	$(13,958,195)	$(14,921,008)	$(47,690,961)	$(34,030,310)
Cash received (paid) on natural gas derivatives	(902,921)	—	(902,921)	743,178
Cash (paid) for derivative settlements, net	$(14,861,116)	$(14,921,008)	$(48,593,882)	$(33,287,132)

The following tables reflect the details of current derivative contracts as of September 30, 2022(Quantities are in barrels for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	2022	2023	2024

Swaps:
Hedged volume (BBL)	379,250	389,250	526,000
Weighted average swap price	$54.89	$77.55	$65.90

Deferred premium puts:
Hedged volume (BBL)	138,000	773,500	91,000
Weighted average strike price	$97.93	$90.64	$83.75
Weighted average deferred premium price	$11.81	$15.25	$17.32

Two-way collars:
Hedged volume (BBL)	97,201	487,622	475,350
Weighted average put price	$53.93	$52.16	$67.88
Weighted average call price	$67.68	$62.94	$83.32

Three-way collars:
Hedged volume (BBL)	89,985	66,061	—
Weighted average first put price	$40.00	$45.00	$—
Weighted average second put price	$50.00	$55.00	$—
Weighted average call price	$62.03	$80.05	$—

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Gas Hedges (Henry Hub)
	2022	2023	2024

NYMEX Swaps:
Hedged volume (MMBtu)	46,313	175,421	—
Weighted average swap price	$2.51	$2.40	$—

Two-way collars: (1)
Put hedged volume (MMBtu)	715,661	2,486,514	1,712,250
Weighted average put price	$3.76	$3.18	$4.00
Call hedged volume (MMBtu)	435,061	2,306,514	1,712,250
Weighted average call price	$10.22	$5.03	$6.29

Three-way collar:
Hedged volume (MMBtu)	304,250	—	—
Weighted average first put price	$2.20	$—	$—
Weighted average second put price	$2.50	$—	$—
Weighted average call price	$3.25	$—	$—
Weighted average deferred premium price	$0.19	$—	$—

	Gas Hedges (basis differential)
	2022	2023	2024

Waha basis swaps:
Hedged volume (MMBtu)	505,024	1,339,685	—
Weighted average swap price	(2)	(3)	$—
(1)	The two-way collars for the fourth quarter of 2022 and first quarter of 2023 include 2x1 collars where the put volumes of 561,200 and 360,000 are two times the call volumes of 280,600 and 180,000, respectively.
(2)	The WAHA basis swaps in place for the remainder of 2022 consist of five derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.57 per MMBtu).
(3)	The WAHA basis swaps in place for the calendar year of 2023 consist of two derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.55 per MMBtu).

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

	Fair Value Measurement Classification
	Quoted prices
	in Active
	Markets
	for Identical	Significant
	Assets	Other	Significant
	or	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022
Commodity Derivatives - Assets	$—	$24,867,995	$—	$24,867,995
Commodity Derivatives - Liabilities	—	(32,502,077)	—	(32,502,077)
Total	$—	$(7,634,082)	$—	$(7,634,082)

NOTE 8 – REVOLVING LINE OF CREDIT

In April 2019, the Company amended and restated its Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Facility, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. The fourth amendment on June 10, 2021, among other things, reaffirmed the borrowing base at $350 million and modified the definition for “Fall 2020 Borrowing Base Hedges,” from 4,000 barrels of oil per day to 3,100 barrels of oil per day for calendar year 2022. The

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

fifth amendment on June 25, 2021 incorporated contractual fallback language for US dollar LIBOR denominated syndicated loans, which language provides for the transition away from LIBOR to an alternative reference rate, and incorporates certain provisions that clarify the rights of agents to recover from lenders erroneous payments made to such lenders. The Credit Facility is secured by a first lien on substantially all of the Company’s assets. The borrowing base is subject to periodic redeterminations, mandatory reductions, and further adjustments from time to time. The borrowing base is redetermined semi-annually in May and November. The May 2022 redetermination was postponed due to the Stronghold Acquisition (see Note 5).

On August 31, 2022, the Company modified its Credit Facility through the Second Amended and Restated Credit Agreement. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The syndicate was modified to add five lenders, replacing five exiting lenders. Rather than Eurodollar loans, the reference rate on the Second Amended and Restated Credit Agreement is the Standard Overnight Financing Rate (“SOFR”). Beginning June 30, 2023, the Credit Agreement will allow for the C to declare dividends for its equity owners, subject to certain limitations.

The Credit Facility now allows for SOFR Loans and Base Rate Loans (as respectively defined in the Second Amended and Restated Credit Agreement). The interest rate on each SOFR Loan will be the adjusted term SOFR for the applicable interest period plus a margin between 3.0% and 4.0% (depending on the then-current level of borrowing base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one-month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 2.0% and 3.0% per annum (depending on the then-current level of borrowing base usage).

The Second Amended and Restated Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Second Amended and Restated Credit Agreement) of 1.0 to 1.0. The Second Amended and Restated Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of September 30, 2022, $435,000,000 was outstanding under on the Credit Facility. The Company is in compliance with all covenants contained in the Second Amended and Restated Credit Agreement as of September 30, 2022.

The Company is required to maintain on a rolling 24 month basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from the proved, developed, producing oil and gas. If the borrowing base utilization is less than 25% at the hedge testing date and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 0% from such hedge testing date to the next succeeding hedge testing date. If the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the leverage ratio is not greater than 1.25 to 1.0, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 25% from such hedge testing date to the next succeeding hedge testing date.

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

Balance, December 31, 2021	$15,292,054
Liabilities incurred	218,082
Liabilities acquired	14,538,550
Liabilities sold	—
Revision of previous estimates	—
Liabilities settled	(1,239,634)
Accretion expense	617,685
Balance, September 30, 2022	$29,426,737

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

During the year ended December 31, 2021, 13,428,500 pre-funded common stock warrants and 442,600 common warrants were exercised. Gross proceeds from these transactions were $367,509. On April 5, April 6, and April 7, 2022, a total of 6,453,907 common stock warrants were exercised at a price of $0.80 per share for gross proceeds of $5,163,126. On August 19, August 25, and September 8, a total of 3,000,000 common stock warrants were exercised at a price of $0.80 per share for gross proceeds of $2,400,000. At September 30, 2022, there remained 19,907,793 unexercised common stock warrants, with an exercise price of $0.80 per share.

Common Stock and Convertible Preferred Stock

As part of the Stronghold Acquisition, 21,339,986 shares of our common stock were issued as “restricted shares” to Stronghold OpCo.

Also as part of the Stronghold Acquisition, 153,176 shares of Preferred Stock were issued. Each share of Preferred Stock is automatically convertible into 277.7778 shares of common stock upon stockholder approval of the conversion (42,548,892 shares of common stock in total). We have classified the fair value of the Preferred Stock on our Balance Sheets under Mezzanine Equity.

On September 26, 2022, a proxy statement was filed under the Securities Exchange Act of 1934 for our stockholders to consider and vote upon the conversion of the preferred shares into 42,548,892 shares of common stock. A special meeting of stockholders to vote on the conversion was held on October 27, 2022. Please see Note 13 – SUBSEQUENT EVENTS for more information regarding the stockholder meeting at which the conversion was approved.

NOTE 11 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2022 was $1,543,033 and $4,964,188, respectively, compared to $777,461 and $1,484,730 for the three and nine months ended September 30, 2021. These amounts are included in General and administrative expense in the accompanying financial statements.

In 2011, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan which allowed for the issuance of up to 2,500,000 shares of common stock through the grant of qualified stock options, non-qualified stock options and restricted stock. In 2013, the Company’s board of directors and stockholders approved an amendment to the long-term incentive plan, increasing the number of shares eligible under the plan to 5,000,000 shares. There were 341,155 shares remaining eligible for grant, either as stock options or as restricted stock, as of September 30, 2022.

In May 2021, the Company’s board of directors and stockholders approved and adopted a long-term incentive plan (the “2021 Plan”) which allowed for the issuance of up to 9,900,000 shares, including 341,155 shares that were reserved but unissued under the prior plan, of common stock subject to the grant of qualified stock options, non-qualified stock options, restricted stock units and restricted stock. There were 5,577,843 shares eligible for grant under the 2021 Plan as of September 30, 2022.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the stock option activity as of September 30, 2022 and 2021, respectively, and changes during the three and nine months then ended is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, December 31, 2020	465,500	$3.26
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2021	465,500	$3.26	3.00 Years	$134,850
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, June 30, 2021	465,500	$3.26	2.75 Years	$426,300
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, September 30, 2021	465,500	$3.26	2.61 Years	$375,250
Exercisable, September 30, 2021	458,300	$3.13	2.57 Years

Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 Years	$536,900
Granted	—	—
Forfeited or rescinded	—	—
Exercised	(100,000)	$2.00
Outstanding, June 30, 2022	265,500	4.21	2.14 Years	$128,700
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, September 30, 2022	265,500	$4.21	1.89 Years	$62,400
Exercisable, September 30, 2022	265,500	$4.21	1.89 Years

The intrinsic values were calculated using the closing price on September 30, 2022 of $2.32 and the closing price on September 30, 2021 of $2.95. As of September 30, 2022, there was $0 of unrecognized compensation cost related to stock options.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock

A summary of the restricted stock activity as of September 30, 2022 and 2021, and changes during the three and nine months then ended is as follows:

		Weighted-
		Average Grant
	Restricted stock	Date Fair Value
Outstanding, December 31, 2020	2,132,297	$1.03
Granted	—	—
Forfeited or rescinded	—	—
Vested	(94,350)	4.95
Outstanding, March 31, 2021	2,037,947	$0.85
Granted	1,196,102	2.77
Forfeited or rescinded	—	—
Vested	(3,480)	5.96
Outstanding, June 30, 2021	3,230,569	$1.55
Granted	29,554	2.69
Forfeited or rescinded	—	—
Vested	(12,500)	2.15
Outstanding, September 30, 2021	3,247,623	$1.56

Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09
Granted	19,642	4.27
Forfeited or rescinded	(17,204)	2.79
Vested	(610,195)	2.80
Outstanding, June 30, 2022	3,211,900	$1.97
Granted	126,570	2.95
Forfeited or rescinded	—	—
Vested	(9,851)	2.69
Outstanding, September 30, 2022	3,328,619	$2.00

As of September 30, 2022 there was $3,468,926 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.90 years.

Grant activity for the nine months ended September 30, 2022 was primarily restricted shares for the annual long-term incentive plan awards for employees.

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Stock Units

A summary of the performance stock unit activity as of September 30, 2022 and 2021, and changes during the three and nine months then ended is as follows:

Weighted-
	Performance	Average Grant
	Stock Units	Date Fair Value
Outstanding, December 31, 2020	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2021	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, June 30, 2021	—	$—
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2021	—	$—

Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, June 30, 2022	1,720,432	$3.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2022	1,720,432	$3.76

As of September 30, 2022, there was $4,681,787 of unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.79 years.

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

RING ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Surety Bonds - An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until the Company returns those wells to activity or plugs them. As of September 30, 2022, the Company had surety bonds of $450,288, with $50,288 related to inactive wells.

NOTE 13 – SUBSEQUENT EVENTS

Effective October 1, 2022, the Company amended its Midland, Texas office lease to extend the term from October 1, 2022 to September 30, 2027 (five year lease). This will be reflected in the lease liability and future payments in the leases note disclosure for the year ending December 31, 2022.

On October 13, 2022, our Form S-3 Registration Statement was declared effective by the SEC in respect of 63,888,878 shares in aggregate of our common stock (21,339,986 shares of common stock issued at the closing of the Stronghold Acquisition and 42,548,892 shares of as-converted Preferred Stock), which shares may be offered by certain stockholders from time to time in one or more offerings.

On October 27, 2022, the Company’s stockholders approved the issuance of, 42,548,892 shares of common stock upon conversion of the 153,176 shares of our Preferred Stock. The preferred shares were automatically converted into such common shares as of October 27,2022.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of September 30, 2022, through the date of this report and has reported all material subsequent events.

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

Recent Developments

Stronghold Acquisition

On July 1, 2022, Ring, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres located in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, Ring completed the Stronghold Acquisition pursuant to the Purchase Agreement.

The fair value of consideration paid to Stronghold was approximately $395.7 million, of which $167.9 million, subject to post-closing adjustment was paid in cash at closing, $15.0 million will be payable in cash after the six-month anniversary of the closing date of the Stronghold Acquisition, and shortly after closing approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for the novated hedges. The cash portion of the consideration was funded primarily from borrowings under an amended and restated fully committed revolving credit facility (the “Credit Facility”) underwritten by Truist Securities, Citizens Bank, N.A., KeyBanc Capital Markets Inc., and Mizuho Bank, Ltd. The borrowing base of the $1.0 billion Credit Facility was increased from $350.0 million to $600.0 million at the closing of the transaction. The remaining consideration was  in the form of stock, consisting of 21,339,986 shares of Ring common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”). Please see “Note 10 – STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY” for further discussion. In addition, Ring assumed $24.8 million of derivative liabilities, $1.7 million of items in suspense and $14.5 million in asset retirement obligations in the Stronghold Acquisition.

Business Description and Plan of Operation

We are focused on delivering competitive and sustainable returns to our stockholders by developing, acquiring, exploring for, and commercializing oil and natural gas resources vital to the world’s health and welfare. Successfully achieving Ring’s mission requires a firm commitment to operating safely in a socially responsible and environmentally friendly manner, while ensuring the Company conducts its business with honesty and integrity. Specifically, our business strategy is to increase our stockholders’ value through the following:

●	Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. In an effort to maximize its value and resource potential, Ring intends to drill and develop its acreage base in both the Northwest Shelf and Central Basin Platform assets, allowing Ring to execute on its plan of operating within its generated cash flow.

In the first quarter of 2022, Ring contracted a rig on January 31, 2022, and drilled and completed three 1-mile horizontal Central Basin Platform wells and one 1.5-mile horizontal Central Basin Platform well and drilled two 1-mile horizontal wells in the Northwest Shelf. The Company has a working interest of 100% in all wells drilled in the first quarter 2022. The newly completed wells resulted in minimal contribution to first quarter production but were situated to provide a strong contribution going forward. In addition to the six drilled wells and four new wells placed on production, during the first quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps “CTRs”, with four conversions in the Northwest Shelf.

During the second quarter of 2022, Ring drilled a total of nine wells, completed seven wells, and began the completion process on four wells, all in the Northwest Shelf. Two of the wells completed were 1-mile horizontal wells that were drilled in the first quarter with both wells at a working interest of 100%. In addition, there were three 1-mile horizontal wells with a working interest of 100% and two 1.5-mile horizontal wells with a working interest of approximately 98.7% that were drilled and completed in the second quarter. Ring also drilled and began the completion process on an additional four 1-mile horizontal wells. Two of the wells have a working interest of 100%, one has a working interest of 87.5%, and the fourth has a working interest of 75%. In addition to the nine drilled wells and seven new wells placed on production, during the second quarter, the Company continued its program of conversions from electrical submersible pumps to rod pumps (“CTRs”), with three conversions in the Northwest Shelf and one conversion in the Central Basin Platform.

In the third quarter of 2022, Ring completed and placed on production the four 1-mile horizontal wells in the Northwest Shelf on which the Company had begun the completion process during the second quarter of 2022. In the Central Basin Platform, the Company drilled and completed two 1.5-mile horizontal wells and one 1-mile horizontal well, each with a working interest of 100%. In the Northwest Shelf, the Company drilled and completed two 1-mile horizontal wells with a working interest of 100%. During the last month of the quarter, the Company drilled and began the completion process on three 1-mile horizontal wells in the Northwest Shelf, each with a working interest of 100%. In total, during the third quarter of 2022, Ring drilled eight horizontal wells, completed nine horizontal wells, and began the completion process on three horizontal wells. Ring performed three recompletions in the Central Basin Platform.  In addition, the Company continued its CTR program, with five conversions in the Northwest Shelf and one conversion in the Central Basin Platform.

The table below sets forth our drilling and completion activities for 2022 by quarter through September 30, 2022.

				Wells Began
		Wells	Wells	Completion
Quarter	Area	Drilled	Completed	Process	CTRs	Recompletions

1Q 2022	Central Basin Platform	4	4	—	—	—
	Delaware Basin	—	—	—	—	—
	Northwest Shelf	2	—	—	4	—

2Q 2022	Central Basin Platform	—	—	—	1	—
	Delaware Basin	—	—	—	—	—
	Northwest Shelf	9	7	4	3	—

3Q 2022	Central Basin Platform	3	3	—	1	3
	Delaware Basin	—	—	—	—	—
	Northwest Shelf	5	6	3	5	—

●	Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt primarily through the use of free cash flow from operations and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended September 30, 2022, the Company modified its debt agreement with a total borrowing base of $600 million. At the Closing of the Stronghold Acquisition, the Company had $452,000,000 outstanding on its line of credit. During the month of September, the Company used free cash flow from operations to pay down $17,000,000 on its new outstanding long-term debt bringing the principal balance down to $435,000,000.
●	Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to a low-cost structure that helps maximize the returns generated by our drilling programs. Given the current commodity environment, labor market and inflationary pressures, Ring also expects improved execution efficiencies from the continuous drilling program throughout2022.
●	Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. The Company pursues an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve balance sheet metrics and are accretive to shareholders. The executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging the relationships of its management and board of directors will be a competitive advantage in identifying potential acquisition targets.

Executive Summary - 2022 Developments and Highlights

COVID-19 and Geopolitical Uncertainties

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

Oil, Natural Gas, and NGL Revenues

Our oil, natural gas, and NGL producing properties are located in the Permian Basin. Oil sales represented approximately 92% and 93% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Natural gas was a lower percentage of revenue in the three months ended September 30, 2022 due to the change from two-stream (oil and natural gas) to three-stream reporting (oil, natural gas, and NGLs) beginning July 1, 2022 and the modified contract associated with the Northwest Shelf gathering, transportation, and processing costs reported as a reduction to revenue beginning May 1, 2022. Oil had an average realized price of $92.64 per barrel, compared to $69.61 per barrel for the same period in 2021. Natural gas prices had an average realized price of $4.89 per Mcf for the quarter, compared to $5.86 per Mcf for the same period in 2021, due to the Company’s change in reporting presentation for its natural gas, which are presented on a three-stream basis beginning July 1, 2022 as well as the contract modification for the Northwest Shelf’s gathering, transportation, and processing costs to be a reduction of revenue beginning May 1, 2022. NGLs had an average realized price of $25.68 per barrel for the three months ended September 30, 2022.

Commodity Risk Management

Effective February 1, 2022 we entered into a swap for 1,000 barrels of oil per day for the remainder of calendar year 2022. Additionally, we entered into 12 deferred premium commodity put options for oil on June 28 and 29, 2022. During the month of July 2022, we entered into five deferred premium commodity put options and three two-way collar arrangements, each for oil. On August 5, 2022, we entered into swaps for an average of 814 barrels of oil per day. As a part of the Stronghold Acquisition, we novated hedge agreements for 33 derivative contracts in total, with 18 for oil and 15 for natural gas. At the end of the quarter on September 26, 2022, we entered into four derivative contracts, one for oil and three for natural gas.

For oil, we had derivative contracts for an average of 3,129 barrels of oil per day for the month of January 2022, 4,129 barrels per day for February through June 2022, 5,629 barrels per day during July 2022, and 7,716 barrels per day during August and September 2022. For October through December 2022, we have derivative contracts in place for an average of 9,216 barrels per day. For January through March 2023, we have derivative contracts in place for an average of 5,152 barrels per day. For April through June 2023, we have derivative contracts in place for an average of 5,012 barrels per day. For July through December 2023, we have derivative contracts in place for an average of 4,012 barrels per day. For January through June 2024, we have derivative contracts in place for an average of 3,956 barrels per day. For July through September 2024, we have derivative contracts in place for an average of 2,349 barrels per day.

For natural gas, we had derivative contracts for an average of 11,061 MMBtu per day during the month of September 2022. For October through December 2022, we have derivative contracts in place for an average of 13,592 MMBtu per day. For January through March 2023, we have derivative contracts in place for an average of 9,872 MMBtu per day. For April through December 2023, we have derivative contracts in place for an average of 12,212 MMBtu per day. For January through September 2024, we have derivative contracts in place for an average of 4,872 MMBtu per day.

Our 2022 derivative financial instruments resulted in a total non-cash fair value gain of approximately $47.7 million during the three months ended September 30, 2022 and a realized loss of approximately $14.9 million, for a total gain on derivative contracts of approximately $32.9 million.

Borrowing Base

The Company’s borrowing base increased from $350 million to $600 million due to the Second Amended and Restated Credit Agreement, dated August 31, 2022 as part of the Stronghold Acquisition.  At the Closing of the Stronghold Acquisition, the Company had $452 million outstanding on its line of credit. The Company paid down $17 million of this debt during the third quarter of 2022 and had $435 million of principal outstanding on our Credit Facility as of September 30, 2022. As our borrowing base is subject to a semi-annual redetermination, our available borrowings and liquidity could be impacted by a redetermination later in 2022.

Officers and Directors

Upon closing of the Stronghold Acquisition, Stronghold exercised its right to designate two directors to the Board of Directors (the "Board"). On September 1, 2022, Roy Ben-Dor and David Habachy were appointed to the Board.

Results of Operations – For the Three Months Ended September 30, 2022 and 2021

Oil, natural gas, and NGL sales. For the three months ended September 30, 2022, oil, natural gas, and NGL sales revenue increased $45,032,772 to $94,408,948, compared to $49,376,176 for the same period during 2021, primarily as a result of higher oil and natural gas prices, as well as increased production. Of this, oil sales increased $40,524,117, natural gas sales increased $1,168,374, and NGL sales increased $3,340,281. For the three months ended September 30, 2022, oil sales volume increased 273,523 barrels to 932,770 barrels, compared to 659,247 barrels for the same period in 2021. The average realized price per barrel of oil price increased 33% from $69.61 for the three months ended September 30, 2021, to $92.64 for the three months ended September 30, 2022.  For the three months ended September 30, 2022, natural gas sales volume increased 357,921 thousand cubic feet (Mcf) to 952,762 Mcf, compared to 594,841 Mcf for the same period in 2021 due to workovers completed, new wells placed on production, and the Stronghold Acquisition, with associated revenues beginning September 1, 2022. The average realized natural gas price per Mcf decreased 17% from $5.86 to $4.89 due to the change in reporting from two-stream to three-stream as of July 1, 2022 and the netting of gathering, transportation, and processing costs with revenues due to the contract modification on May 1, 2022. For the three months ended September 30, 2022, NGL sales volumes were 130,052 barrels of NGLs, compared to zero barrels for the same period in 2021, due to the Company’s change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. The average realized per barrel of NGLs was $25.68 for the three months ended September 30, 2022.

The following table presents our sales revenues for the periods indicated (note that for periods prior to July 1, 2022, sales for NGLs were presented with natural gas):

	For The Three Months
	Ended September 30,
	2022	2021
Operating Revenues
Oil	$86,413,665	$45,889,548
Natural gas	4,655,002	3,486,628
Natural gas liquids	3,340,281	—
Total operating revenues	$94,408,948	$49,376,176

Lease operating expenses. Total lease operating expenses (“LOE”) expressed on a per barrel of oil equivalent (“Boe”) basis increased approximately 18% from $9.21 per Boe for the three months ended September 30, 2021, to $10.67 per Boe for the three months ended September 30, 2022 primarily due to increases in labor costs and industry wide inflationary pressures. Total lease operating expenses increased approximately 87% from $6,983,196 for the three months ended September 30, 2021, to $13,029,098 for the three months ended September 30, 2022 primarily due to a 61% increase to production of 463,229 Boe, as well as the higher per Boe costs mentioned above

Gathering, transportation and processing costs. Our total gathering, transportation and processing costs decreased 100% from $1,051,163 for the three months ended September 30, 2021 to $0 for the three months ended September 30, 2022, due primarily to a change in cost recognition due to a modification of the contract agreement. Specifically, beginning May 1, 2022, the Company and its processing entity modified the contract so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a direct reduction of the sales transaction price. Accordingly, total gathering, transportation and processing costs expressed on a per Boe basis decreased 100% from $1.39 per Boe for the three months ended September 30, 2021 to $0 per Boe for the three months ended September 30, 2022 primarily due to the aforementioned change in cost recognition.

Ad valorem taxes. Our ad valorem taxes increased approximately 70% from $703,774 for the three months ended September 30, 2021 to $1,199,385 for the three months ended September 30, 2022 primarily due to the increase in tax commodity price from the prior year. Expressed on a per Boe basis, these costs increased approximately 5% from $0.93 per Boe for the three months ended September 30, 2021 to $0.98 for the three months ended September 30, 2022.

Oil and natural gas production taxes. Production taxes as a percentage of oil and natural gas sales increased slightly to 4.8% for the three months ended September 30, 2022 compared to 4.5% for the third quarter of 2021. We expect these rates to stay relatively steady.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $5,013,978 to $14,324,502 for the three months ended September 30, 2022, compared to $9,310,524 during the same period in 2021 due to higher 2022 production volumes. Average depreciation, depletion and amortization decreased to $11.73 per Boe for the three months ended September 30, 2022 compared to $12.28 per Boe for the three months ended September 30, 2021 due to the increased total estimated costs of properties acquired in the Stronghold Acquisition.

Asset retirement obligation accretion. Accretion of asset retirement obligations (“AROs”) increased by $60,235 to $243,140 for the three months ended September 30, 2022, compared to $182,905 for the three months ended September 30, 2021 because of more wells added due to new drilling and from the Stronghold Acquisition.

Operating lease expense. Operating lease expense remained consistent at $83,590 for the three months ended September 30, 2022, compared to $83,589 for the three months ended September 30, 2021.

General and administrative expense. General and administrative expense increased to $7,393,848 for the three months ended September 30, 2022 compared to $4,433,251 for the three months ended September 30, 2021. Within this change, we isolate share-based compensation, which increased to $1,543,033 for the three months ended September 30, 2022 compared to $777,461 for the three months ended September 30, 2021, primarily as the result of grants of equity awards in 2021 and 2022 pursuant to the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). For the three months ended September 30, 2022, general and administrative expenses excluding share-based compensation increased by $2,195,025 due to approximately $1.1 million in transaction costs primarily associated with the Stronghold Acquisition and approximately $1.4 million increased bonus compensation accruals and salaries and wages for new hires to support the Company’s growth, offset by a reduction in general legal and other professional fees.

	For The Three Months
	Ended September 30,
	2022	2021

General and administrative expense (excluding share-based compensation)	$5,850,815	$3,655,790
Share-based compensation	1,543,033	$777,461
General and administrative expense	$7,393,848	$4,433,251

Interest expense. Interest expense increased $3,469,923 to $7,021,385 for the three months ended September 30, 2022, compared to $3,551,462 for the three months ended September 30, 2021 due to a $58.8 million higher average daily loan balance (as a result of the Stronghold Acquisition) as well as an increase in weighted average interest rate from 4.4% to 6.3%. Also, within interest expense, amortization of deferred financing costs increased $908,791 as a result of our entering into the Second Amended and Restated Credit Agreement, in which approximately $18.8 million was booked to deferred financing costs, thereby increasing amortization, and $564,111 of prior deferred financing costs were written off that were associated with five prior lenders under the Credit Facility.

Gain (loss) on derivative contracts. In the Statements of Operations, the total gain (loss) on derivative contracts changed from a loss of $6,720,320 for the three months ended September 30, 2021 to a gain of $32,851,189 for the three months ended September 30, 2022. Underlying this overall change were changes within the realized and unrealized portions of the derivative instruments. We experienced a decrease of $59,892 in realized losses from $14,921,008 during the three months ended September 30, 2021 to $14,861,116 during the three months ended September 30, 2022. The Company records all derivative instruments on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless certain specific hedge accounting criteria are met. The unrealized (mark to market) gain increased from $8,200,688 during the three months ended September 30, 2021 to

$47,712,305 during the three months ended September 30, 2022 due to a decrease in commodity prices and the realization of third quarter derivative positions.

Net income (loss). For the three months ended September 30, 2022, the Company achieved net income of $75,085,891, compared to net income of $14,163,934 for the three months ended September 30, 2021. The primary difference was due to the higher sales volumes and revenue in 2022 compared to 2021 resulting from increased workovers, drilling activities, the Stronghold Acquisition, and the significantly higher oil prices in 2022, as well as a significant gain of $32,851,189 on derivative contracts in the third quarter 2022 due to favorable positions.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the periods indicated (note that for periods prior to July 1, 2022, sales for NGLs were presented with natural gas):

	For the Three Months
	Ended September 30,
	2022	2021
Oil volume (Bbls)	932,770	659,247
Natural gas volume (Mcf)	952,762	594,841
Natural gas liquids (Bbls)	130,052	—
Total Production (Boe)(1)	1,221,616	758,387

Average Sales Price
Oil price (per Bbl)	$92.64	$69.61
Gas price (per Mcf)	$4.89	$5.86
Natural gas liquids (Bbl)	$25.68	$—
Total per Boe	$77.28	$65.11
(1)	Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.

Results of Operations – For the Nine Months Ended September 30, 2022 and 2021

Oil, natural gas, and NGL sales. For the nine months ended September 30, 2022, oil, natural gas, and NGL sales revenue increased $110,913,045 to $247,551,855, compared to $136,638,810 for the same period during 2021, primarily as a result of higher oil and natural gas prices, increased production, and the Stronghold Acquisition, with its associated revenues beginning September 1, 2022. Of this, oil sales increased $102,605,509, natural gas sales increased $4,967,255, and NGL sales increased $3,340,281. For the nine months ended September 30, 2022, oil sales volume increased 366,693 barrels to 2,338,469 barrels, compared to 1,971,776 barrels for the same period in 2021. The average realized price per barrel of oil price increased 52% from $64.37 for the nine months ended September 30, 2021, to $98.16 for the nine months ended September 30, 2022.  For the nine months ended September 30, 2022, gas sales volume increased 634,735 Mcf to 2,408,241 Mcf, compared to 1,773,506 Mcf for the same period in 2021. The average realized natural gas price per Mcf increased 11% from $5.48 to $6.10. For the nine months ended September 30, 2022, NGL sales volumes were 130,052 barrels of NGLs, compared to zero barrels for the same period in 2021, due to the Company’s change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. The average realized price per barrel of NGLs was $25.68 for the nine months ended September 30, 2022.

The following table presents our sales revenues for the periods indicated (note that for periods prior to July 1, 2022, sales for NGLs were presented with natural gas):

	For The Nine Months
	Ended September 30,
	2022	2021
Operating Revenues
Oil	$229,532,827	$126,927,318
Natural gas	14,678,747	9,711,492
Natural gas liquids	3,340,281	—
Total operating revenues	$247,551,855	$136,638,810

Lease operating expenses. Total LOE expressed on a per Boe basis increased approximately 6% from $9.98 per Boe for the nine months ended September 30, 2021, to $10.55 per Boe for the nine months ended September 30, 2022 primarily due an increase to labor costs and industry wide inflationary pressures. Total lease operating expenses increased approximately 34% from $22,634,259 for the nine months ended September 30, 2021, to $30,283,706 for the nine months ended September 30, 2022 primarily due to a 27% increase to production of 602,535 Boe and the higher per Boe costs mentioned above

Gathering, transportation and processing costs. Our total gathering, transportation and processing costs decreased by approximately 36% from $2,883,348 for the nine months ended September 30, 2021 to $1,846,247 for the nine months ended September 30, 2022, due to costs classified as a reduction to oil and natural gas sales revenues, due to the processing entity beginning to take control of transportation at the wellhead beginning May 1, 2022. Total gathering, transportation and processing costs expressed on a per Boe basis decreased approximately 50% from $1.27 per Boe for the nine months ended September 30, 2021 to $0.64 per Boe for the nine months ended September 30, 2022 due to increased Boe as well as the change in cost recognition effective May 1, 2022.

Ad valorem taxes. Our ad valorem taxes increased approximately 45% from $2,144,800 for the nine months ended September 30, 2021 to $3,100,578 for the nine months ended September 30, 2022 primarily due to the increase in taxed commodity prices from the prior year. Expressed on a per Boe basis, these costs increased approximately 14% from $0.95 per Boe for the nine months ended September 30, 2021 to $1.08 for the nine months ended September 30, 2022.

Oil and natural gas production taxes. Production taxes as a percentage of oil and natural gas sales increased slightly to 4.8% for the nine months ended September 30, 2022 compared to 4.6% for the same period in 2021. We expect these rates to stay relatively steady.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $8,161,185 to $34,854,993 for the nine months ended September 30, 2022, compared to $26,693,808 during the same period in 2021 due to higher 2022 production volumes. Average depreciation, depletion and amortization increased to $12.15 per Boe for the nine months ended September 30, 2022 from $11.77 per Boe for the nine months ended September 30, 2021 due to the increased total estimated costs of property.

Asset retirement obligation accretion. Accretion of AROs increased $57,023 to $617,685 for the nine months ended September 30, 2022, compared to $560,662 for the nine months ended September 30, 2021 due to new drilling and from the Stronghold Acquisition.

Operating lease expense. Operating lease expense decreased $189,126 to $250,770 for the nine months ended September 30, 2022, compared to $439,896 for the nine months ended September 30, 2021 due to the change in treatment of the compressor leases beginning April 1, 2021.

General and administrative expense. General and administrative expense increased to $18,748,427 for the nine months ended September 30, 2022 compared to $11,103,394 for the nine months ended September 30, 2021. Within this change, we isolate share-based compensation, which increased to $4,964,188 for the nine months ended September 30, 2022 compared to $1,484,730 for the nine months ended September 30, 2021, primarily as the result of grants of equity awards in 2021 and 2022 pursuant to the 2021 Plan. For the nine months ended September 30, 2022, general and administrative expenses excluding share-based compensation increased $4,165,575 due to approximately $1.3 million in transaction costs primarily associated with the Stronghold Acquisition, approximately $2.4 million increased bonus compensation accruals and salaries and wages for new hires to support the Company’s growth, as well as increased insurance and software costs, offset by a reduction in general legal and other professional fees.

	For The Nine Months
	Ended September 30,
	2022	2021

General and administrative expense (excluding share-based compensation)	$13,784,239	$9,618,664
Share-based compensation	4,964,188	1,484,730
General and administrative expense	$18,748,427	$11,103,394

Interest expense. Interest expense increased $2,751,085 to $13,699,045 for the nine months ended September 30, 2022, compared to $10,947,960 for the nine months ended September 30, 2021 due to an increase in the weighted average year to date interest rate to 5.1% compared to 4.4% for the prior year.

Gain (loss) on derivative contracts. In the Statements of Operations, the total loss on derivative contracts decreased by approximately 97%, from $73,586,199 for the nine months ended September 30, 2021 to $2,201,970 for the nine months ended September 30, 2022. Underlying this overall change in loss were changes within the realized and unrealized portions of the derivative instruments. We experienced an increase of $15,315,750 in realized losses from $33,278,132 during the nine months ended September 30, 2021 to $48,593,882 during the nine months ended September 30, 2022 due to an increase in oil prices. The Company records all derivative instruments on the Balance Sheets as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless certain specific hedge accounting criteria are met. The unrealized (mark to market) loss changed from $40,308,067 during the nine months ended September 30, 2021 to an unrealized gain of $46,391,912 during the nine months ended September 30, 2022 due to favorable positions entered into during the current year.

Net income (loss). For the nine months ended September 30, 2022, the Company achieved net income of $124,142,356, compared to a net loss of $20,789,318 for the nine months ended September 30, 2021. The primary difference was the higher sales volumes and revenue in 2022 compared to 2021 resulting from increased workovers and drilling activities, and the significantly higher oil prices in 2022, as well as much a lower loss on derivative contracts.

Sales volumes and commodity prices received

The following table presents our sales volumes and received pricing information for the periods indicated (Note that for periods prior to July 1, 2022, sales for NGLs were presented with natural gas):

	For the Nine Months
	Ended September 30,
	2022	2021
Oil volume (Bbls)	2,338,469	1,971,776
Natural gas volume (Mcf)	2,408,241	1,773,506
Natural gas liquids (Bbls)	130,052
Total Production (Boe)(1)	2,869,895	2,267,360

Average Sales Price
Oil price (per Bbl)	$98.16	$64.37
Gas price (per Mcf)	$6.10	$5.48
Natural gas liquids (Bbl)	$25.68
Total per Boe	$86.26	$60.26

(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.

Capital Resources and Liquidity

As of September 30, 2022, the Company had cash on hand of $890,567, compared to $2,408,316 as of December 31, 2021. The Company had net cash provided by operating activities for the nine months ended September 30, 2022 of $133,335,223, compared to $49,523,439 for the same period in 2021 primarily due to higher year to date revenues, which resulted in more cash received from customers, as well as a significant decrease in working capital. The Company used net cash in investing activities of $268,346,299 for the nine months ended September 30, 2022, compared to $33,869,724 for the same period in 2021, driven by the Stronghold Acquisition and an increase in capital expenditures to develop oil and natural gas properties. Net cash provided by financing activities was $133,493,327 for the nine months ended September 30, 2022 during which time $145,000,000 was the net borrowing of principal on our Credit Facility.

We will continue to focus on maximizing free cash flow in 2022 through a combination of cost monitoring and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. In response to higher commodity prices, our continuous drilling program and successful wells on the Stronghold properties resulted in capital expenditures for 2022 that are significantly higher than 2021 levels. With the increased level of capital expenditures, our oil and natural gas production has increased throughout 2022. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.

During the remainder of 2022, we will remain focused on maximizing free cash flow, reducing our debt level, and maximizing our liquidity.

Availability of Capital Resources under Credit Facility

In April 2019, the Company amended and restated its Credit Agreement with Truist, as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (as amended and restated, the “Credit Facility”). The amendment and restatement of the Credit Agreement, among other things, increased the maximum borrowing amount to $1 billion, extended the maturity date through April 2024 and made other modifications to the terms of the Credit Facility. This Credit Facility was amended on August 31, 2022, June 25, 2021, June 10, 2021, December 23, 2020 and June 17, 2020.

On August 31, 2022, the Company modified its Credit Facility with the Administrative Agent through the Second Amended and Restated Credit Agreement. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The syndicate was modified to add five lenders, replacing five exiting lenders.

The Credit Facility provides for SOFR Loans and Base Rate Loans (as respectively defined in the Second Amended and Restated Credit Agreement). The annual interest rate on each SOFR Loan will be the adjusted term SOFR for the applicable interest period plus a margin between 3.0% and 4.0% per annum (depending on the then-current level of borrowing base usage). The annual interest rate on each Base Rate Loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Facility) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 2.0% and 3.0% (depending on the then-current level of borrowing base usage).

The Credit Facility contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Second Amended and Restated Credit Agreement) of 1.0 to 1.0. The Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2022, $435,000,000 was outstanding on the Credit Facility and we were in compliance with all of our covenants.

The Company is required to maintain on a rolling 24 month basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from the proved, developed, producing oil and gas. If the borrowing base utilization is less than 25% at the hedge testing date and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 0% from such hedge testing date to the next succeeding hedge testing date. If the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the leverage ratio is not greater than 1.25 to 1.0, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 25% from such hedge testing date to the next succeeding hedge testing date.

Derivative Financial Instruments

During February and March of 2020, the Company entered into derivative contracts in the form of costless collars of WTI Crude Oil prices in seeking to protect the Company’s cash flow from price fluctuation and maintain its capital programs. “Costless collars” are the combination of two options, a put option (floor) and a call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. The trades were for a total 4,500 barrels of oil per day for the period of January 2021 through December 2021.

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

Near the end of the second quarter 2022, on June 28 and 29, the Company entered into 12 oil derivative contracts with a Credit Facility lender. On July 1, 8, and 25, and August 5, the Company entered into nine oil derivative contracts. As part of the Stronghold Acquisition, 18 oil derivative contracts and 15 natural gas derivative contracts were entered into on August 23 and 29. On September 26, we entered into one oil and three natural gas derivative contracts. Details are shown in the table below, all of which are with lenders under our Credit Facility.

The following table reflects the contracts outstanding as of September 30, 2022 (quantities are in barrels for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	2022	2023	2024

Swaps:
Hedged volume (BBL)	379,250	389,250	526,000
Weighted average swap price	$54.89	$77.55	$65.90

Deferred premium puts:
Hedged volume (BBL)	138,000	773,500	91,000
Weighted average strike price	$97.93	$90.64	$83.75
Weighted average deferred premium price	$11.81	$15.25	$17.32

Two-way collars:
Hedged volume (BBL)	97,201	487,622	475,350
Weighted average put price	$53.93	$52.16	$67.88
Weighted average call price	$67.68	$62.94	$83.32

Three-way collars:
Hedged volume (BBL)	89,985	66,061	—
Weighted average first put price	$40.00	$45.00	$—
Weighted average second put price	$50.00	$55.00	$—
Weighted average call price	$62.03	$80.05	$—

	Gas Hedges (Henry Hub)
	2022	2023	2024

NYMEX Swaps:
Hedged volume (MMBtu)	46,313	175,421	—
Weighted average swap price	$2.51	$2.40	$—

Two-way collars: (1)
Put hedged volume (MMBtu)	715,661	2,486,514	1,712,250
Weighted average put price	$3.76	$3.18	$4.00
Call hedged volume (MMBtu)	435,061	2,306,514	1,712,250
Weighted average call price	$10.22	$5.03	$6.29

Three-way collar:
Hedged volume (MMBtu)	304,250	—	—
Weighted average first put price	$2.20	$—	$—
Weighted average second put price	$2.50	$—	$—
Weighted average call price	$3.25	$—	$—
Weighted average deferred premium price	$0.19	$—	$—

	Gas Hedges (basis differential)
	2022	2023	2024

Waha basis swaps:
Hedged volume (MMBtu)	505,024	1,339,685	—
Weighted average swap price	(2)	(3)	$—
(1)	The two-way collars for the fourth quarter of 2022 and first quarter of 2023 include 2x1 collars where the put volumes of 561,200 and 360,000 are two times the call volumes of 280,600 and 180,000, respectively.
(2)	The WAHA basis swaps in place for the remainder of 2022 consist of five derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.57 per MMBtu).
(3)	The WAHA basis swaps in place for the calendar year of 2023 consist of two derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.55 per MMBtu).

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

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2022, 100% of our derivative instruments are with lenders under our Credit Facility.

Capital Resources for Future Acquisition and Development Opportunities

We continuously evaluate potential acquisitions and development opportunities. To the extent possible, we intend to acquire producing properties with lower-risk undeveloped drilling opportunities rather than properties with higher-risk exploratory opportunities. We do not intend to limit our evaluation to any one state, but we presently have no intention to acquire offshore properties or properties located outside of the United States.

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

The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include the costs to retain consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and pro forma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate other acquisitions of oil and gas producing properties.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Material changes in prices will impact our cash flow, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can also impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.We further expect that prices to explore, develop and produce oil and gas may increase depending in large part on government spending and regulations.

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

Oil and Gas Prices

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production depend on numerous factors beyond our control. These factors include, without limitation, the following: worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas; geopolitical events such as military actions, threats of war, war and the imposition of sanctions in connection with these events; the price and quantity of imports of foreign oil and natural gas; the level of global oil and natural gas inventories; localized supply and demand fundamentals; the availability of refining capacity; price and availability of transportation and pipeline systems with adequate capacity; weather conditions, natural disasters and public health threats; governmental regulations; speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts; price and availability of competitors’ supplies of oil and natural gas; energy conservation and environmental measures; technological advances affecting energy consumption; the price and availability of alternative fuels and energy sources; and domestic and international drilling activity.

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

Retention of Key Personnel

We depend to a large extent on the services of our officers. These individuals have extensive experience in the energy industry, as well as expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, and developing and executing financing strategies. The loss of any of these individuals could have a material adverse effect on our operations and business prospects. Our success is dependent on our ability to continue to hire, retain and utilize skilled executive and technical personnel.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates on its indebtedness under its Credit Facility, which bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations. Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. As of September 30, 2022, the Company had $435,000,000 outstanding borrowings under the Credit Facility. Our weighted average annual interest rate on borrowings under the Credit Facility was 5.1% for the nine months ended September 30, 2022. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our annualized interest expense of $4.4 million based on the aggregate of $435,000,000 outstanding under the Credit Facility as of September 30, 2022.

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

Customer Credit Risk

Our principal exposures to credit risk are through receivables from the sale of our oil and natural gas production (approximately $44.7 million at September 30, 2022) and through receivables from our joint interest partners (approximately $1.9 million at September 30, 2022). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2022, sales to two customers, Phillips 66 and NGL Crude represented 69% and 14% of oil and gas revenues, respectively. As of September 30, 2022, Phillips 66 and NGL Crude represented 58% and 12% of our accounts receivable, respectively. Due to availability of other purchasers, we do not believe the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in our 2021 Form 10-K. The following are risks that have arisen since the filing of our 2021 Form 10-K on March 16, 2022. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.

We have recently registered 63,888,878 shares of our common stock for possible resale by certain of our stockholders.

In connection with the recently completed Stronghold Acquisition as discussed above, we registered 63,888,878 shares of our common stock, par value $0.001 per share, with the SEC for possible resale by Stronghold stockholders. This represents approximately 37% of our presently outstanding shares of common stock and if the selling stockholders choose to sell all or a large number of their shares, from time to time, it could have a depressive effect on the market price of our common stock.

We have significant indebtedness.

We have a credit facility in place with $600 million in commitments for borrowings and letters of credit under our Second Amended and Restated Credit Agreement dated August 31, 2022 with Truist Bank, as Administrative Agent (“Credit Agreement”). As of September 30, 2022, $435 million was outstanding on our credit facility. If we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flow could be used to service the indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	the covenants contained in our credit facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments; and
●	a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

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

We currently do not pay cash dividends on our common stock.

We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. In addition, the terms of our Credit Agreement have restrictions on dividend payments to our equity holders, including our common stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item was disclosed and reported under Item 3.02, Unregistered Sales of Equity Securities, of our Form 8-K dated August 30, 2022, filed with the SEC on September 6, 2022, which disclosure is incorporated herein by reference.

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

Ring Energy, Inc.

Date: November 9, 2022	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)