Form 10-K
period 2022-12-31
RING ENERGY, INC.
filed 2023-03-09
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
Or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission file number 001-36057
Ring Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0406406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Hughes Landing Blvd., Suite 900 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(281) 397-3699
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	REI	NYSE American
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the NYSE American of $2.66 per share, was $281,212,950.
As of March 9, 2023, the registrant had outstanding 180,627,484 shares of common stock ($0.001 par value).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Forward Looking Statements
This Annual Report on Form 10-K (herein, “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “would,” “should,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “plan,” “pursue,” “target,” “continue,” “potential,” “guidance,” “project” or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include:
•declines or volatility in the prices we receive for our oil and natural gas;
•our ability to raise additional capital to fund future capital expenditures;
•our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;
•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;
•risks associated with drilling, including completion risks, cost overruns, mechanical failures and the drilling of non-economic wells or dry holes;
•uncertainties associated with estimates of proved oil and natural gas reserves;
•the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•the effects of inflation on our cost structure;
•substantial declines in the estimated values of our proved oil and natural gas reserves;
•our ability to replace our oil and natural gas reserves;
•the effects of rising interest rates on our cost of capital and the actions that central banks around the world undertake to control inflation, including the impacts such actions have on general economic conditions;
•risks and liabilities associated with acquired companies and properties;
•risks related to integration of acquired companies and properties;
•potential defects in title to our properties;
•cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;
•geological concentration of our reserves;

•the potential for production decline rates and associated production costs for our wells to be greater than we forecast;
•the timing and extent of our success in acquiring, discovering, developing and producing oil and natural gas reserves;
•the possibility that acquisitions and divestitures may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits;
•the possibility that potential divestitures may not occur or could be burdened with unforeseen costs;
•unanticipated reductions in the borrowing base under the credit agreement we are party to;
•our dependence on the availability, use and disposal of water in our drilling, completion and production operations;
•significant competition for oil and natural gas acreage and acquisitions;
•environmental or other governmental regulations, including legislation related to hydraulic fracture stimulation and climate change measures;
•our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;
•future environmental, social and governance ("ESG") compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital;
•management’s ability to execute our plans to meet our goals;
•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;
•future cyber risk compliance developments and its effect on the loss of confidentiality, integrity, or availability of information, data, or information (or control) systems that reflect the potential adverse impacts to organizational operations and assets, individuals, or other organizations;
•our ability to find and retain highly skilled personnel and our ability to retain key members of our management team on commercially reasonable terms;
•adverse weather conditions;
•actions or inaction of third-party operators of our properties;
•costs and liabilities associated with environmental, health and safety laws;
•the effect of our oil and natural gas derivative activities;
•social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, including evolving geopolitical and military hostilities in the Middle East, Russia and Ukraine and acts of terrorism or sabotage;

•impacts of world health events, including the coronavirus (“COVID-19”), and any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of world health events on the market for and price of oil and natural gas;
•our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities;
•possible adverse results from litigation and the use of financial resources to defend ourselves;
•and the other factors discussed in Part I, Item 1A-- “Risk Factors” in this Annual Report, as well as in our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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

PART I
Item 1:     Business
General
Ring Energy, Inc., a Nevada corporation (“Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a growth oriented independent exploration and production company based in The Woodlands, Texas and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin all of which are part of the Permian Basin in Texas.
As of December 31, 2022, our leasehold acreage positions totaled 124,217 gross (102,175 net) acres and we held interests in 1,056 gross (888 net) producing wells. Proved reserves as of December 31, 2022 were approximately 138.1 million Boe (barrel of oil equivalent), of which we are the operator of approximately 98%. All of our properties are located in the Permian Basin. Our proved reserves are oil-weighted with approximately 64% consisting of oil, 19% consisting of natural gas, and 17% consisting of natural gas liquids. Of those reserves, approximately 65% are classified as proved developed or “PD” and 35% are classified as proved undeveloped, or “PUD.” Within the "PD" reserve category, 235 re-completion and re-activation opportunities are classified as proved developed not producing "PDNP" and within the "PUD" reserve category, we have a total of 214 proved locations (43% horizontal and 57% vertical) based on the reserve report as of December 31, 2022.We believe our core leasehold in the Northwest Shelf and Central Basin Platform contain additional potential drilling locations. For the calculation of Boe, a barrel of oil is weighted on a 6 to 1 ratio to one thousand cubic feet ("Mcf") of natural gas.
2022 Highlights and Major Developments
•Amended our revolving credit facility “RBL” with an initial borrowing base of $600.0 million
•Closed the Stronghold Acquisition on August 31, 2022
•Increased liquidity position at year-end 2022 to approximately $188.0 million which was a 205% increase versus year-end 2021 of $61.6 million
•Improved RBL available balance at year-end 2022 to $184.2 million or 31% of undrawn capacity on the RBL versus year-end 2021 of $59.2 million or 17% of undrawn capacity
•Achieved record full year production of 12,364 Boepd (77% Oil), a year-over-year increase of 45%
•Executed a continuous drilling program in 2022 which included drilling 32.00 gross / 31.35 net operated wells consisting of 27.00 gross horizontal wells and 5.00 gross vertical wells
•Increased total Proved Reserves to 138.1 MMBoe at year-end 2022, a year-over-year increase of 78%
Our Mission
Ring’s mission is to deliver competitive and sustainable returns to its shareholders by developing, acquiring, exploring for, and commercializing oil and natural gas resources it believes are vital to the world’s health and welfare.
Our Key Principles
Successfully achieving Ring’s mission requires a firm commitment to operating safely in a socially responsible and environmentally friendly manner. Key principles supporting Ring’s strategic vision are to:
•ensure health, safety, and environmental excellence and a strong commitment to Ring’s employees and the communities in which we work and operate;
•continue our focus on generating free cash flow to improve and build a sustainable financial foundation;
•pursue rigorous capital discipline focused on Ring’s highest returning opportunities;

•improve margins and drive value by targeting additional operating cost reductions and capital efficiencies; and
•strengthen our balance sheet by steadily paying down debt, divesting of non-core assets and becoming a peer leader in Debt/EBITDA metrics.
Our Business Strategy
Our business strategy is guided by the above key principles and implemented by pursuing the following five strategic objectives, which are foundational aspects of our culture and success.
Attract and retain highly qualified people - Achieving our mission is only possible through our employees. It is critical to have compensation, development, and human resource programs that attract, retain and motivate the people we need to succeed.
Pursue operational excellence with a sense of urgency - We seek to deliver low cost, consistent, timely and efficient execution of our drilling campaigns, work programs and operations. We execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, apply advanced technologies, and continuously seek ways to reduce our operating cash costs on a per barrel basis.
Invest in high-margin, high rate-of-return projects - We prioritize our work programs and allocate capital to the highest return opportunities in our inventory on an ongoing basis. This objective is key to profitably growing our production and reserve levels and generating the excess cash from operations.
Focus on generating free cash flow and strengthen our balance sheet - We seek to continuously reduce long-term debt using excess cash from operations and potentially through the sale of non-core assets. Continuing to generate free cash flow through a disciplined capital allocation program and reducing our operating and corporate costs are key components of this objective. Our capital program is funded by operational cash flow and limited to balance our production and reserve growth versus paying down debt. We believe that remaining focused and disciplined in this regard will lead to meaningful returns for our shareholders and provide additional financial flexibility to manage potential future swings in business cycles. Our commodity hedges are designed to help ensure the necessary cash flow to adhere to these plans while retaining the flexibility to participate in prevailing commodity markets.
Pursue strategic acquisitions that maintain or reduce our break-even costs - We actively pursue accretive acquisitions, mergers and dispositions in seeking to improve our margins, returns, and break-even costs. Financial strategies associated with these efforts will focus on delivering competitive debt-adjusted per share returns. This objective is key to delivering competitive returns to our shareholders on a sustainable basis.
Stronghold Acquisition
On July 1, 2022, Ring and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), entered into a purchase and sale agreement (the “Purchase Agreement"), under which Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, we completed the Stronghold Acquisition.
Upon closing of the Stronghold Acquisition, Stronghold exercised its right to designate two directors to our Board of Directors (the "Board"). On September 1, 2022, Roy I. Ben-Dor and David S. Habachy were appointed to the Board.
Primary Business Operations
We seek to rigorously manage our asset portfolio to optimize shareholder value over the long term.
In the first quarter of 2022, we contracted a rig for our horizontal drilling program and began operations on January 31st. We drilled and completed three 1-mile horizontal wells and one 1.5-mile horizontal well in the Central Basin Platform. We then moved the rig to the Northwest Shelf and drilled two 1-mile horizontal wells. All wells drilled in the first quarter had a working interest of 100%.

In the second quarter of 2022, we drilled a total of nine wells, completed seven wells, and began the completion process on four wells, all in the Northwest Shelf. The first wells completed were the two 1-mile horizontal wells, which were drilled in the first quarter. Next, we drilled and completed two 1-mile horizontal wells with a working interest of 100%, two 1.5-mile horizontal wells with a working interest of approximately 98.7% and one 1-mile horizontal well with a working interest of approximately 75.4%. We also drilled and began the completion process on an additional four 1-mile horizontal wells. Two of the wells have a working interest of 100%, one has a working interest of approximately 87.9%, and the fourth has a working interest of 75%.
In the third quarter of 2022, we completed and placed on production the four aforementioned 1-mile horizontal wells in the Northwest Shelf, which were drilled in the second quarter. Next, we drilled and completed two 1.5-mile horizontal wells and one 1-mile horizontal well in the Central Basin Platform and two 1-mile horizontal wells in the Northwest Shelf, each with a working interest of 100%. During the last month of the quarter, we drilled and began the completion process on three 1-mile horizontal wells in the Northwest Shelf, two with a working interest of 99.7% and one with a working interest of 100%. In total, during the third quarter of 2022, we drilled eight, completed nine, and began the completion process on three horizontal wells. With the addition of the Stronghold Acquisition assets in the Central Basin Platform, we also performed three vertical well re-completions.
In the fourth quarter of 2022, we completed and placed on production the three aforementioned 1-mile horizontal wells in the Northwest Shelf. Next, we drilled and completed two 1-mile horizontal wells with a working interest of 100%, also in the Northwest Shelf. To complete the 2022 horizontal drilling program, we drilled and completed two 1.5-mile horizontal wells in the Central Basin Platform. In addition to the horizontal wells, we performed nine more vertical well re-completions and drilled and completed five new vertical wells on the Stronghold Acquisition assets located in Crane County, Texas, of the Central Basin Platform, all with a working interest of 100%.
In summary, for 2022, we drilled and completed 27 horizontal wells and 5 vertical wells, along with 12 vertical well re-completions on the Stronghold Acquisition assets. The table below sets forth our drilling and completion activities for 2022 by quarter through December 31, 2022.

Quarter	Area	Wells Drilled	Wells Completed	Recompletions

1Q 2022	Central Basin Platform (Horizontal)	4	4	—
	Central Basin Platform (Vertical)	—	—	—
	Northwest Shelf	2	—	—

2Q 2022	Central Basin Platform (Horizontal)	—	—	—
	Central Basin Platform (Vertical)	—	—	—
	Northwest Shelf	9	7	—

3Q 2022	Central Basin Platform (Horizontal)	3	3	—
	Central Basin Platform (Vertical)	—	—	3
	Northwest Shelf	5	6	—

4Q 2022	Central Basin Platform (Horizontal)	2	2	—
	Central Basin Platform (Vertical)	5	5	9
	Northwest Shelf	2	5	—
Ring Energy’s Strengths
Our strengths include:
•high quality asset base in one of North America’s leading oil and gas producing regions characterized by relatively low declines and attractive margins;
•de-risked Permian Basin acreage position with multi-year drilling inventory of horizontal and vertical development potential;

•concentrated acreage position with high degree of operational control;
•experienced and proven management team with substantive technical and operational expertise;
•operating control over most of our production and development activities; and
•commitment to cost efficient operations, health, safety, protecting the environment, our employees, and the communities in which we work and operate.
Competitive Business Conditions
We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing competent personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. These factors can be particularly important in the areas in which we operate. In addition, those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in this highly competitive environment.
Marketing, Pricing, and Transportation
The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent, we believe we receive oil and natural gas prices comparable to other producers in our areas of operation. We believe there is little risk in our ability to sell our production at prevailing prices. We view potential declines in oil and gas prices to a level which could render our current production uneconomical as our primary pricing risk.
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
Our oil is transported from the wellhead to tank batteries or delivery points through our flow-lines or gathering systems. Purchasers of our oil take delivery (i) at a pipeline delivery point or (ii) at our tank batteries for transport by truck. Our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point through our gathering systems. We have implemented a Leak Detection and Repair program, or LDAR, to locate and repair leaking components including valves, pumps and connectors in order to minimize the emission of fugitive volatile organic compounds and hazardous air pollutants. In addition, we install vapor recovery units in our newly installed tank batteries which also reduces emissions. Our produced salt water is generally moved by pipeline connected to our operated salt water disposal wells or by pipeline to commercial disposal facilities.
Major Customers
We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities.
For the year ended December 31, 2022, sales to three customers, Phillips 66 Company ("Phillips"), NGL Crude Partners ("NGL Crude"), and Enterprise Crude Oil LLC ("Enterprise") represented 68%, 13% and 5%, respectively, of our oil, natural gas, and natural gas liquids revenues. As of December 31, 2022, Phillips represented 69% of our accounts receivable, NGL Crude represented 7% of our accounts receivable and Enterprise represented 10% of our accounts receivable. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

Delivery Commitments
As of December 31, 2022, we were not committed to providing a fixed quantity of oil or natural gas under any existing contracts.
Commodity Hedging
We have an active commodity hedging program through which we seek to hedge a meaningful portion of our expected oil and gas production, reducing our exposure to downside commodity prices and enabling us to protect cash flows to meet our debt obligations under our credit facility and maintain liquidity to fund our capital expenditures needs.
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
Regulation of Drilling and Production
The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company. For example, in January 2021, President Biden signed an Executive Order directing the Department of Interior (the “DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed, although litigation over the leasing pause remains ongoing. In February 2022, another judge ruled that the Biden Administration’s efforts to raise the cost of climate change in its environmental assessments, would increase energy costs and damage state revenues from energy production. This ruling has caused federal agencies to delay issuing new oil and gas leases and permits on federal lands and waters. While we do not have a significant federal lands acreage position (240 net acres as of December 31, 2022), these actions could have a material adverse effect on our industry and the Company.
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
Environmental Compliance and Risks
Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, among the more significant laws that may affect our business and the oil and natural gas industry generally are: the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”); the Oil Pollution Act of 1990 (“OPA”); the Resource Conservation and Recovery Act (“RCRA”); the Clean Air Act (“CAA”); Federal Water Pollution Control Act of 1972, or the Clean Water Act (“CWA”); and the Safe Drinking Water Act of 1974 (“SDWA”). These federal laws are administered by the United States Environmental Protection Agency (“EPA”). Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) require remedial measures to mitigate pollution from former or ongoing operations; and (iv) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. In addition, there is environmental regulation of oil and gas production by state and local governments in the jurisdictions where we operate. As described below, there are various regulations issued by the EPA and other governmental agencies pursuant to these federal statutes that govern our operations.
In Texas and New Mexico, specific oil and natural gas regulations apply to oil and natural gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and saltwater. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

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
RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and solid (non-hazardous) wastes. Under a delegation of authority from the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated as solid waste (i.e. non-hazardous waste) under the less stringent provisions of Subtitle D of RCRA. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Legislation has been proposed from time to time in Congress to regulate certain oil and natural gas wastes as hazardous waste under RCRA. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.
Under CERCLA, RCRA and analogous state laws, we could be required to remove or remediate environmental impacts on properties we currently own and lease or formerly owned or leased (including hazardous substances or wastes disposed of or released by prior owners or operators), to clean up contaminated off-site disposal facilities where our wastes have come to be located or to implement remedial measures to prevent or mitigate future contamination. Compliance with these laws may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any material environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to, or arising out of any predecessor operations.
Air Emissions
Our operations are subject to the CAA and comparable state and local laws and regulations, which regulate emissions of air pollutants from various sources and mandate certain permitting, monitoring, recordkeeping and reporting requirements. The CAA and its implementing regulations may require that we obtain permits prior to the construction, modification or operation of certain projects or facilities expected to produce or increase air emissions above certain threshold levels and strictly comply with those permits, including emissions and operational limitations. These permits may require us to install emission control technologies to limit emissions, which can impose significant costs on our business. In 2012 and 2016, the EPA issued New Source Performance Standards to regulate emissions of sources of volatile organic compounds (“VOCs”), sulfur dioxide, air toxics and methane from various oil and natural gas exploration, production, processing and transportation facilities. On May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified, and existing oil and gas facilities. Given the long-term trend toward increasing regulation, future federal Greenhouse Gas (“GHG”) regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. In November 2021, the EPA proposed new source performance standards and emissions guidelines to reduce methane and other pollution from new and existing sources in the oil and gas industry. The proposed rule would include, among other things, a comprehensive monitoring program for new and existing well sites, zero-emissions standards for new and existing pneumatic controls, and standards to eliminate venting of associated gas and requirements for the capture and sale of natural gas where a sales line is available. If adopted, these requirements could increase our costs to operate and control pollution. In November 2022, the EPA issued a Supplemental Proposal regarding the proposed new source performance standards and emissions guidelines for reducing methane and VOCs in the oil and natural gas sector. The Supplemental Proposal expands the November 2021 proposal to include more comprehensive requirements to reduce emissions, including application of methane monitoring obligations to wellhead-only sites and well sites with low emissions. It also would create a new third-party monitoring program to flag large emissions events known as the “Super-Emitter Response Program.” The EPA expects to finalize its new methane rules in 2023. The foregoing laws, regulations, and standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. Until these rules are formally adopted, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA allocated $1.55 billion to the Methane Emissions and Waste Reduction Incentive Program. The IRA also required the EPA to implement a waste emission charge on methane emitted from applicable oil and gas facilities that exceed certain thresholds. The methane charge goes into effect in 2024 at $900 per metric ton of methane and increases to $1,500 per metric ton of methane by 2026. The charge will act as an incentive for operators to reduce emissions by minimizing leaks and replacing equipment rather than paying for excessive emissions.
In November 2022, the Department of the Interior announced a proposed rule from the Bureau of Land Management (“BLM”) that would impose additional requirements on oil and natural gas production on federal and Tribal lands, including the use of “low bleed” pneumatic equipment and vapor recovery for oil storage tanks, implementation of leak detection plans, implementation of waste minimization plans, and monthly limits on royalty-free flaring. If adopted, these rules could affect our adversely affect our production of oil and gas pursuant to federal leases in New Mexico.
In October 2015, the EPA announced that it was lowering the primary National Ambient Air Quality Standards (“NAAQS”) for ozone from 75 parts per billion to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion rather than lower them further. However, as discussed above, that action could be subject to reversal following the Biden Administration’s January 2021 executive order. In mid-2022, the Biden Administration announced that it was considering designating the Permian Basin in Texas as a “non-attainment zone,” which, if designated, would result in increased permitting and compliance requirements for drilling operations in the state to decrease ozone levels. The Biden Administration has since omitted the potential designation from an agenda of planned regulations, indicating that it is not expected to be finalized in the next year. The EPA, however, could revive the effort in the future. In 2022, the New Mexico Environment Department (“NMED”) adopted “ozone precursor rules.” The ozone precursor rules went into effect on August 5, 2022 and apply to oil and gas sources in New Mexico that would cause or contribute to ambient ozone concentrations that exceed 95% of the NAAQs for ozone. As of the effective date, these rules apply to oil and natural gas production in the following counties in New Mexico: Chaves, Dona Ana, Eddy, Lea, Rio Arriba, Sandoval, San Juan, and Valencia. The rules apply to certain crude oil and natural gas production and processing equipment associated with operations. Reclassification of areas of state implementation of NAAQS, or designation of areas in which we operate as non-attainment zones, could result in stricter permitting requirements, delay, or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Moreover, the NMOCD recently adopted new rules, which require oil and gas operators to capture 98 percent of their methane waste by the end of 2026. The new rules went into effect on May 25, 2021. While the State of Texas has not formally conducted a recent rulemaking related to air emissions, scrutiny of oil and natural gas operations and the rules affecting them have increased in recent years. For example, the EPA and environmental non-governmental organizations have conducted flyovers with optical gas imaging cameras to survey emissions from oil and natural gas production facilities and transmission infrastructure. In August 2022, for example, the EPA announced that it would be conducting helicopter flyovers of the Permian Basin region in New Mexico and Texas. The flyovers used infrared cameras to survey oil and gas operations to identify large emitters of methane and VOCs. Based on data obtained during flyovers, EPA intends to initiate enforcement follow up actions with facilities operators. In addition, the RRC has increased oversight related to flaring, with reporting reviews and site inspections. While none of these activities increases our compliance obligations, they signal the potential for increased enforcement and possible rulemaking in the future.
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
In January2023, the EPA and the Corps issued a final rule that revises the definition of WOTUS. The final rule has been challenged by several states and industry groups. As a result of these developments, the scope of federal jurisdiction under the CWA is uncertain at this time. The pending litigation and future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in WOTUS in connection with our operations.
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
In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“GHG NSPS”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the GHG NSPS regulations. In October 2018, the EPA proposed revisions to the GHG NSPS, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain GHG NSPS requirements is technically infeasible. EPA proposed further revisions to the GHG NSPS on September 24, 2019, including rescinding the methane requirements in the GHG NSPS that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to the GHG NSPS that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The current administration has announced that it intends to review the September 2020 rules under the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, which review may result in the reinstatement of the now-rescinded standards or promulgation of more stringent standards. Our Company has taken measures to control methane leaks, but it is possible that these rules and future revisions thereto will require us to take further methane emission reduction measures, which may require us to expend material sums.

In addition, in November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the GHG NSPS requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. The current administration is likely to impose new regulations on GHG emissions from oil and natural gas production operations on federal land, given the long-term trend towards increasing regulation in this area. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture methane emissions. Compliance with these rules could require us to purchase pollution control and leak detection equipment, and to hire additional personnel to assist with inspection and reporting requirements.
Additionally, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020. The United States rejoined the Paris Agreement in February 2021. In early 2021, the Biden Administration issued a moratorium on oil and gas leasing on federal lands and waters to reduce emissions. Since then, the moratorium has been the subject of litigation and, in August 2022, a federal judge entered an injunction against the moratorium. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom (“COP26”). COP26 resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with COP26, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. Also in November 2021, President Biden signed a $1 trillion dollar infrastructure bill into law. The new infrastructure law includes several climate-focused investments, including upgrades to power grids to accommodate increased use of renewable energy and expansion of electric vehicle infrastructure. The above-referenced IRA allocated $369 billion to energy and climate initiatives. In November 2022, the United States participated in the United Nations Climate Change Conference in Egypt (“COP27”). Further, several states, including New Mexico, and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. Although it is not possible at this time to predict what additional domestic legislation may be adopted in light of the Paris Agreement or the Glasgow Climate Pact, or how legislation or new regulations that may be adopted based on the Paris Agreement or the Glasgow Climate Pact to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, limiting emissions of GHGs from, our equipment and operations, or restricting federal leases could impair our production, could require us to incur costs to reduce emissions of GHGs associated with our operations and could decrease demand for oil and natural gas.
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

Threatened and endangered species, migratory birds and natural resources
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act (“MBTA”) and the Clean Water Act. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. As a result of a 2011 settlement agreement, the FWS was required to determine whether to identify more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline but reportedly continues to review new species for protected status under the ESA pursuant to the settlement agreement. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result. Similar protections are offered to migratory birds under the MBTA. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds, we believe that we are in substantial compliance with the ESA and the MBTA, and we are not aware of any proposed ESA listings that will materially affect our operations. Nevertheless, we are monitoring listings and proposed listings by the FWS to ensure continued compliance. In November 2022, FWS listed the southern distinct population segments of the lesser prairie-chicken that occupy habitats in eastern New Mexico and the southwest Texas Panhandle. In January 2023, FWS listed the Sacramento Mountains checkerspot butterfly in New Mexico. The federal government in the past has issued indictments under the MBTA to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. In January 2020, a new DOI rule went into effect clarifying that only the intentional taking of protected migratory birds is subject to prosecution under the MBTA. In December 2021, however, that rule was revoked, and a new rule took effect reinstating the prohibition on incidental takes under the MBTA. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce our oil and natural gas reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
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
Human Capital Management
Key to our mission is our employees upon which the foundation of our Company is built. We seek to employ highly trained people who exemplify our core values of honesty and integrity, and are diligent, hard-working individuals who deliver results, and who are good neighbors that contribute to the communities in which they live.

As of December 31, 2022, we had 98 full-time employees. Our employees are extremely valuable to the success of the Company, and we encourage their collaboration and respect their diverse points of view and opinions. In addition to our full-time employees, the Company also employs a diverse group of independent contractors who assist our full-time staff in a range of areas including geology, engineering, land, accounting, and field operations, as needed. None are represented by labor unions or covered by any collective bargaining agreements.
Diversity and Inclusion: The unique backgrounds and experiences of our employees help to develop a wide range of perspectives that lead to better solutions. Our staff’s diversity is reflected in our full-time employees where 24% are women and approximately 49% represent minorities. The majority of our employees are citizens of the United States, with a few retaining dual citizenships in other countries. The employees who are not US citizens, are legally registered to live and work here and the Company is committed to helping those employees retain their ability to remain in the US and continue their employment. The Company is also committed to continuously providing an inclusive work environment where all of our employees can be respected, valued, and successful in achieving their goals, all while contributing to the Company’s success.
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
Building a Safe Workforce Starts with Our Culture: Ring is committed to building a safety culture that empowers employees and contractors to act as needed to work safely and to stop the job, without retribution, if conditions are deemed unsafe. We strive to be incident-free every day across our operations. We are focused on building and maintaining a safe workplace for all employees and contractors. The oil and gas industry has a number of inherent risks and our workers are often outdoors, in all seasons and all types of weather. In addition, our field personnel spend significant time driving on a daily basis, putting them at risk for driving incidents. A strong safety culture is essential to our success, and we emphasize the important role that all personnel play in creating and maintaining a safe work environment.
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
Ring supports both Company identified and employee identified educational opportunities for employees to advance in their technical and managerial skills and to help provide opportunities to advance throughout our company. Ring’s support comes in the form of full or partial funding of educational programs and opportunities, including time off work to attend and/or prepare for such programs.
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
In response to the COVID-19 pandemic, Ring began providing the following benefits to its employees:
•covering the cost of COVID-19 testing through expanded insurance coverage;
•promoting telehealth benefits;
•promoting mental health and well-being plans; and
•providing additional paid sick leave for quarantined employees.

Seasonal Nature of Business
Weather conditions often affect the demand for, and prices of, natural gas and can also delay oil and natural gas drilling, completion and production activities, disrupting our overall business plans. Generally, the demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters and summers may sometimes lessen this fluctuation. Demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for our natural gas production during our first and fourth fiscal quarters. Further, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that we may realize on an annual basis.
Available Information
Our website can be found at www.ringenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Risks Relating to Our Business, Operations and Strategy
Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve additional risks and uncertainties in their application as compared to vertical drilling.
Our operations use some of the latest horizontal drilling and completion techniques as developed by us, other oil and natural gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:
•drilling wells that are significantly longer and/or deeper than vertical wells;
•landing our wellbores in the desired drilling zones;
•staying in the desired drilling zones while drilling horizontally through the formations;
•running our casing the entire length of wellbores; and
•being able to run tools and other equipment consistently through horizontal wellbores.
Risks that we face while completing our wells include, but are not limited to, the following:
•the ability to fracture or stimulate the planned number of stages in a horizontal or lateral wellbore;
•the ability to run tools and other equipment the entire length of the wellbore during completion operations; and
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

If our assessments of purchased properties are materially inaccurate, it could have a significant impact on future operations and earnings.
The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:
•unforeseen title issues;
•the amount of recoverable reserves;
•future oil and natural gas prices;
•estimates of operating costs;
•estimates of future development costs;
•estimates of the costs and timing of plugging and abandonment of wells; and
•potential environmental and other liabilities.
Our assessments will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. We plan to undertake further development of our properties generally through the use of cash flow from existing production. Therefore, a material deviation in our assessments of these factors could result in less cash flow being available for such purposes than we presently anticipate, which could either delay future development operations (and delay the anticipated conversion of reserves into cash) or cause us to seek alternative sources to finance development activities.
Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.
Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.
A substantial percentage of our proved properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed.
Because a substantial percentage of our proved properties are proved undeveloped (approximately 35%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow.
While our current business plan is to generally fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient, we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.
Hedging transactions may limit our potential gains.
To reduce our exposure to commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we have entered into crude oil and natural gas price hedging arrangements with respect to a significant portion of our expected production in order to economically hedge a portion of our forecasted oil and natural gas production. Additionally, our credit facility requires us to hedge a significant portion of our production. In addition, these derivative contracts typically limit the benefit we would otherwise receive from increases in the prices for oil and natural gas. As part of our hedging strategy, we have in place derivative contracts covering percentages of our future estimated production in accordance with our Credit Agreement.
Hedging transactions may expose us to risk of financial loss.
While intended to reduce the effects of volatile oil and natural gas prices, derivative contracts designed as hedges expose us to risk of financial loss in some circumstances, including when there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received, or when the counterparty to the derivative contract is financially constrained and defaults on its contractual obligations. It is also possible that sales volumes fall below the hedged volumes leaving a portion of our position uncovered.
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations.
Natural disasters, adverse weather conditions (particularly abnormally cold weather and thunderstorms), floods, pandemics, acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations and the global economy, or could result in market disruptions, any of which could have an adverse effect on our business, operating results, and financial condition.
The coronavirus outbreak has impacted various businesses throughout the world, including an impact on the global demand for oil and natural gas, travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If other pandemics occur, they could have a material adverse impact on our business operations, operating results and financial condition.
The loss of key members of management or failure to attract and retain other highly qualified personnel could, in the future, affect the Company’s business results.
The Company’s success depends on its ability to attract, retain and motivate a highly-skilled management team and workforce. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill sets and experience could impede its ability to achieve growth objectives and execute its operational strategy. As the Company continues to expand, it will need to promote or hire additional staff, and, as a result of increased compensation and benefit packages in our industry, as well as inflation pressures, it may be difficult to attract or retain such individuals without incurring significant additional costs.
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
The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
•changes in global supply and demand for oil and natural gas;
•the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•the actions of oil exporting countries that are not members of OPEC;
•the price and quantity of imports of foreign oil and natural gas;
•political conditions, including embargoes, in or affecting other oil-producing activity;
•acts of war and related armed conflicts;

•the level of global oil and natural gas exploration and production activity;
•the level of global oil and natural gas inventories;
•weather conditions;
•technological advances affecting energy consumption; and
•the price and availability of alternative fuels.
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
Our future success will depend on our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. For example, in January 2021, President Biden signed an Executive Order directing the Department of Interior (the “DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed, although litigation over the leasing pause remains ongoing. In February 2022, another judge ruled that the Biden Administration’s efforts to raise the cost of climate change in its environmental assessments, would increase energy costs and damage state revenues from energy production. This ruling has cause federal agencies to delay issuing new oil and gas leases and permits on federal lands and waters. While we do not have a significant federal lands acreage position (240 net acres as of December 31, 2022), these actions could have a material adverse effect on our industry, the public perception of oil and gas companies such as ours and the willingness of the public and financial institutions to provide capital for our industry.
Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate.” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular well or project uneconomical. Further, many factors may curtail, delay or cancel drilling, including delays imposed by or resulting from compliance with regulatory requirements; pressure or irregularities in geological formations; shortages of or delays in obtaining equipment and qualified personnel; equipment failures or accidents; adverse weather conditions; reductions in oil and natural gas prices; title problems; and limitations in the market for oil and natural gas.
Decreases in oil and natural gas prices may require us to take write-downs of the financial carrying values of our oil and natural gas properties which could negatively impact the trading value of our common stock.
Accounting rules require that we review periodically the financial carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the financial carrying value of our oil and natural gas properties. A write-down would likely constitute a non-cash charge to earnings. The cumulative effect of a write-down could also negatively impact the trading price of our common stock.
We follow the full cost method of accounting for our oil and natural gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an un-weighted, arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an impairment expense. During the years ended December 31, 2022, and 2021, we did not incur any write-downs. During the year ended December 31, 2020, we recorded a non-cash write-down of $277.5 million. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the financial carrying value of such assets and an equivalent charge to earnings.
It is difficult to predict with reasonable certainty the amount of any future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes.
Decreases in oil and natural gas prices may affect our bank borrowing base, potentially requiring earlier than anticipated debt repayment, which could negatively impact our financial position, results of operations and the trading value of our common stock.
Decreases in oil and natural gas prices could result in reductions in the borrowing base under our Credit Facility, thus requiring earlier than anticipated repayment of debt or trigger a possible default under our Credit Facility in the event we are unable to make payments or repayments under the Credit Facility on a timely basis.
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
You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs calculated on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on certain producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our common stock. These factors could also result in the acceleration of debt repayment and a reduction in our borrowing base under our Credit Facility.
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
•environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•abnormally pressured formations;
•mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
•fires and explosions;
•personal injuries and death; and
•natural disasters.
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
Unless we conduct successful exploration and development, activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and producing our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.
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
Extreme weather conditions, which could become more frequent or severe due to multiple factors, could adversely affect our ability to conduct drilling, completion and production activities in the areas where we operate.
Our exploration and development activities and equipment could be adversely affected by extreme weather conditions, such as abnormally low temperatures, which can cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Water is an essential component of our drilling and hydraulic fracturing processes. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil, natural gas and NGLs, which could have an adverse effect on our business, financial condition and results of operations. Wastewaters from our operations typically are disposed of via underground injection. Some studies have linked earthquakes in certain areas to underground injection, which has led to greater public scrutiny of disposal wells. Any new environmental initiatives or regulations that restrict injection of fluids, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas, or that limit the withdrawal, storage or use of surface water or ground water necessary for hydraulic fracturing of our wells, could increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Legal, Regulatory, Privacy and Tax Matters
We are subject to complex laws that can affect the cost, manner or feasibility of doing business.
Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. It is not possible to predict how or when regulations affecting our operations might change. There is ongoing controversy regarding the leasing of federal lands. For example, at the state level, New Mexico’s consideration of legislation to prohibit certain uses of freshwater in fracking operations, implement new disclosure requirements, and increase penalties may affect the cost and feasibility of our business. We may be required to make large expenditures to comply with governmental regulations. Other matters subject to regulation include: discharge permits for drilling operations; drilling bonds; reports concerning operations; the spacing of wells; unitization and pooling of properties; and taxation.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.
The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob as new source and Quad Oc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes and operations and maintenance requirements. In November 2022, the EPA published a supplemental proposal, which, among other items, would impose expanded inspection, monitoring and emissions control requirement on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third-parties. The proposal is currently subject to public comment and is expected to be finalized in 2023. Separately, certain provisions of the IRA 2022 address methane regulation by imposing the first federal fee on excess methane emissions. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again at COP26, during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. These goals were reaffirmed at COP27 in November 2022. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time. Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide.
Increasingly, oil and natural gas companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought lawsuits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investments into non-oil and natural gas related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices, and some of them may elect in the future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. In addition, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives related to climate change or GHG emissions from oil and natural gas facilities could result in increased costs of compliance or costs of consumption, thereby reducing demand for, oil and natural gas. Additionally, political, litigation, and financial risks may result in (i) restriction or cancellation of certain oil and natural gas production activities, (ii) incurrence of obligations for alleged damages resulting from climate change, or (iii) impairment of our ability to continue operating in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities, or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to produce or transport our products. One of more of these developments could have a material adverse effect on our business, financial condition and operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect our operations and cash flows.

From time to time, federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the federal income tax rate applicable to corporations such as us. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in federal income tax laws or the imposition of new or increased taxes or fees on oil and natural gas extraction could adversely affect our operations and cash flows.

In addition, on August 16, 2022, President Biden signed into law the IRA, which includes, among other things, a corporate alternative minimum tax (the "CAMT"), provides for an investment tax credit for qualified biomass property and introduces a one percent excise tax on corporate stock repurchases after December 31, 2022. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective beginning January 1, 2023. The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. We are currently assessing the potential impact of these legislative changes and will continue to evaluate the overall impact of other current, future and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets. We are unable to predict whether any such changes or other proposals will ultimately be enacted.

New climate disclosure rules proposed by the SEC may increase our costs of compliance and adversely impact our business.

On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. According to the SEC’s Fall 2022 regulatory agenda, the proposed climate disclosure rule is scheduled to be finalized in April 2023. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks, including increased legal, accounting and financial compliance costs, as well as making some activities more difficult, time-consuming and costly, and placing strain on our personnel, systems and resources. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. The SEC proposes certain phase-in compliance dates for disclosures under the proposed rules, including for GHG emissions metrics.
Risks Relating to Our Capital Structure
We have significant indebtedness.
We have a Credit Facility in place with $600.0 million in commitments from borrowings and letters of credit under our Second Amended and Restated Credit Agreement dated August 31, 2022 with Truist Bank as Administrative Agent ("Credit Agreement"). As of December 31, 2022, $415.0 million was outstanding on our Credit Facility. If we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flow could be used to service the indebtedness;
•we are required to put into place derivative contracts to hedge a significant portion of our oil and gas production;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•the covenants contained in our Credit Facility limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments, and;
•a high level of debt could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes.

In addition, our bank borrowing base is subject to semi-annual redeterminations. We could be required to repay a portion of our bank borrowings due to redeterminations of our borrowing base. If we are required to do so, we may not have sufficient funds to make such repayments, and we may need to negotiate renewals of our borrowings or arrange new financing or sell significant assets. Any such actions could have a material adverse effect on our business and financial results. Further, our borrowings under our Credit Facility expose us to interest rate risks, as it bears variable interest based upon a prime rate and is therefore susceptible to interest rate fluctuations.
We may be unable to access the equity or debt capital markets to meet our obligations.
Our plans for growth may include accessing the capital markets. Recent reluctance to invest in the exploration and production sector based on market volatility, historically perceived underperformance, and Environmental, Social and Governance ("ESG") trends, among other things, has raised concerns regarding capital availability for the sector. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, we may be unable to implement all of our development plans, make acquisitions or otherwise carry out our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.
We continue to be impacted by inflationary pressures on our operating costs and capital expenditures.

Beginning in the second half of 2021 and continuing throughout 2022, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars), labor and drilling and completion services. Such inflationary pressures on our operating and capital costs, which we currently expect to continue in 2023, have impacted our cash flows and results of operations. We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations.
Risks Relating to Technology and Cybersecurity
We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks or breaches could result in information theft, data corruption, disruption in operations and/or financial loss.
The oil and natural gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology to process and record financial and operating data, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and store personally identifiable information on our employees and royalty owners and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cyber security attacks or breaches, computer viruses or malware that could result in disruption of our business operations and/or financial loss. Although we utilize various procedures and controls to monitor and protect against these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer losses in the future. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Risks Relating to Our Common Stock
We have recently registered 63,888,878 shares of our common stock for possible resale by certain of our stockholders and have exercisable warrants for 14,590,366 shares of common stock, resulting in significant "market overhang" of our common stock.

In connection with the recently completed Stronghold Acquisition, we registered 63,888,878 shares of our common stock with the SEC for possible resale by Stronghold stockholders. This represents approximately 35% of our presently outstanding shares of common stock and if the selling stockholders choose to sell all or a large number of their shares, from time to time, it likely would have a depressive effect on the market price of our common stock. In addition, we have outstanding warrants with respect to 14,590,366 shares of common stock with an exercise price of $0.80 per share that have been registered for resale. The holders could choose to sell the shares of common stock acquired upon exercise of their warrants, which could also have a depressive effect on the market price of our common stock.
The market price of our common stock may be volatile, which could cause the value of your investment to decline.
The stock markets have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:
•our operating and financial performance and prospects;
•variations in our quarterly operating results and changes in our liquidity position;
•investor perceptions of us and the industry and markets in which we operate;
•future sales, or the availability for sale, of equity or equity-related securities;
•changes in securities analysts’ estimates of our financial performance;
•changes in market valuations of similar companies;
•changes in the price of oil and natural gas; and
•general financial, domestic, economic and other market conditions.
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
Item 1B: Unresolved Staff Comments
None.
Item 2:     Properties
General Background
Ring is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas.
Management’s Business Strategy Related to Properties
Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by developing our existing oil and natural gas properties and pursuing strategic acquisitions of additional properties.
Developing Existing Properties
We believe that there is significant value to be created by drilling the undeveloped opportunities on our properties. As of December 31, 2022, we owned interests in a total of 101,773 gross (87,326 net) developed acres and operate the vast majority of our acreage position. In addition, as of December 31, 2022, we owned interests in approximately 22,444 gross (14,849 net) undeveloped acres. While our near-term plans are focused on drilling wells on our existing acreage to develop the potential contained therein, our long-term plans also include continuing to evaluate acquisition and leasing opportunities that can earn attractive rates of return on capital employed. Within the Northwest Shelf, we have a total of 73 proved undeveloped locations (85% horizontal and 15% vertical) and 19 PDNP opportunities based on the reserve report as of December 31, 2022. Our reserve estimates account for the capital costs required to develop these wells. We believe the Northwest Shelf leases contain additional potential drilling locations. Within the Central Basin Platform, we have a total of 141 proved undeveloped locations (21% horizontal and 79% vertical) and 205 PDNP opportunities based on the reserve report as of December 31, 2022. Our reserve estimates account for the capital costs required to develop these wells. We believe the Central Basin Platform leases contain additional potential drilling locations.
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
The Company's significant operations are in two core areas which it has actively drilled over the last several years located in the Northwest Shelf and the Central Basin Platform of the Permian Basin.
Northwest Shelf –Yoakum, Runnels and Coke County, Texas and Lea County, New Mexico – In 2019, we acquired properties consisting of 49,754 gross (38,230 net) acres with an average working interest of 77% and an average net revenue interest of 58%. As of December 31, 2022, we owned interests in a total of 18,270 gross (13,930 net) developed acres and 18,539 gross (12,512 net) undeveloped acres. As of December 31, 2022, the Company had interests in approximately 27 gross vertical and 139 horizontal producing wells, of which we operate 27 vertical and 108 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the verticals produce from Wolfcamp and Devonian reservoirs.

Central Basin Platform - Andrews, Gaines, Crane, Winkler, and Ward Counties, Texas leases – In 2011, we acquired a 100% working interest and a 75% net revenue interest in our initial leases in Andrews and Gaines counties. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County and Gaines County leases. In 2022, we acquired properties consisting of approximately 37,000 net acres, with an average working interest of 99% and an average net revenue interest of 88% for oil and 96% for natural gas in our initial leases in Crane, Winkler, and Ward counties. As of December 31, 2022, we owned interests in a total of 64,774 gross (54,959 net) developed acres and 3,905 gross (2,337 net) undeveloped acres. As of December 31, 2022, the Company had interests in approximately 625 gross vertical and 195 horizontal producing wells, of which we operate 518 vertical and 193 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the verticals produce from a variety of conventional pay sands including Holt, Glorieta, Clear Fork, Wichita Albany, Tubb, Wolfcamp and Devonian reservoirs.
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
Summary of Oil and Natural Gas Reserves
As of December 31, 2022, our estimated proved reserves had a pre-tax PV-10 value (present value discounted at 10%) of approximately $2,773.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $2,272.1 million, 100% of which relates to our properties in the Permian Basin in Texas and New Mexico. We spent approximately $360.1 million on acquisitions and capital projects during 2022 and 2021. We expect to further develop these properties through additional drilling.
The following table summarizes our total net proved reserves, pre-tax PV-10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2022. All of our reserves are in the Permian Basin in Texas and New Mexico.

Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Liquids (Bbl)	Total (Boe) (1)	Pre-Tax PV-10 Value (2)	Standardized Measure of Discounted Future Net Cash Flows
88,704,743	157,870,449	23,105,658	138,122,143	$2,773,656,500	$2,272,113,518
_____________________________
(1)Six Mcf is deemed the equivalent of one Boe.
(2)PV-10 is a non-GAAP financial measure. See below for a reconciliation.
We present the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Report when comparing our asset base and performance to other comparable oil and natural gas exploration and production companies. PV-10 is a non-GAAP measure that differs from a measure under accounting principles generally accepted in the United States ("GAAP") known as “standardized measure of discounted future net cash flows” in that PV-10 is calculated without including future income taxes. PV-10 does not necessarily represent the fair market value of oil and natural gas properties. PV-10 is not a measure of financial or operational performance under GAAP, nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows (in thousands):

Present value of estimated future net revenues (PV-10)	$2,773,657
Future income taxes, discounted at 10%	$501,543
Standardized measure of discounted future net cash flows	$2,272,114
Reserve Quantity Information
Our estimates of proved reserves and related valuations are based on reports independently determined and prepared by Cawley, Gillespie & Associates, Inc. ("CGA"), independent petroleum engineers. These reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil, natural gas and natural gas liquid reserves is shown below.

	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (Bbl)(2)	Boe(1)
Balance, December 31, 2020	66,264,286	61,305,027	—	76,481,791
Purchase of minerals in place	2,180,497	824,512	—	2,317,916
Extensions, discoveries and improved recovery	3,975,675	5,172,392	—	4,837,740
Sales of minerals in place	(462,970)	(555,879)	—	(555,617)
Production	(2,686,940)	(2,535,188)	—	(3,109,471)
Revisions of previous quantity estimates	(3,431,939)	7,562,925	—	(2,171,452)
Balance, December 31, 2021	65,838,609	71,773,789	—	77,800,907

Purchase of minerals in place	28,086,920	108,456,107	16,715,626	62,878,564
Extensions, discoveries and improved recovery	628,978	522,178	52,810	768,818
Production	(3,459,477)	(4,088,642)	(371,337)	(4,512,254)
Revisions of previous quantity estimates	(2,390,287)	(18,792,983)	6,708,559	1,186,108
Balance, December 31, 2022	88,704,743	157,870,449	23,105,658	138,122,143
_____________________________
(1)Six Mcf is deemed the equivalent of one Boe.
(2)At year-end 2022, we began reporting reserves on a three-stream basis, including natural gas liquids separately from natural gas.
Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
During the year ended December 31, 2022, our extensions and discoveries of 769 MBoe (one thousand Boe) resulted primarily from the 2022 operated drilling program in the Northwest Shelf and Central Basin Platform as well as non-operated activity in the Northwest Shelf. Revisions of 1,186 MBoe were predominately the result of converting from two-stream to three-stream reserves, the removal of proved undeveloped reserves in our Delaware asset, well performance, increased cost from 2022 industry activity, and increased commodity pricing.

Our proved oil, natural gas and natural gas liquid reserves are shown below.

	For the years ended December 31,
	2022	2021
Oil (Bbl)
Developed	57,012,137	36,820,824
Undeveloped	31,692,606	29,017,785
Total	88,704,743	65,838,609

Natural Gas (Mcf)
Developed	106,399,050	39,748,880
Undeveloped	51,471,399	32,024,909
Total	157,870,449	71,773,789

Natural Gas Liquids (Bbl)
Developed	15,332,804	—
Undeveloped	7,772,854	—
Total	23,105,658	—

Total (Boe)[1]
Developed	90,078,116	43,445,637
Undeveloped	48,044,027	34,355,270
Total	138,122,143	77,800,907
Standardized Measure of Discounted Future Net Cash Flows
Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and changes in the standardized measure as described below were prepared in accordance with GAAP.
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
Our estimates of reserves and future cash flow as of December 31, 2022 and 2021 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2022 and 2021, respectively, in accordance with SEC guidelines. As of December 31, 2022, our reserves are based on an SEC average price of $90.15 per Bbl of WTI oil posted and $6.358 per MMBtu of Henry Hub natural gas. As of December 31, 2021, our reserves are based on an SEC average price of $63.04 per Bbl of WTI oil posted and $3.598 per MMBtu Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
1 Six Mcf is deemed the equivalent of one Boe.

The standardized measure of discounted future net cash flows relating to the proved oil, natural gas and natural gas liquids reserves are shown below.
Standardized Measure of Discounted Future Net Cash Flows

December 31,	2022	2021	2020
Future cash inflows	$9,871,961,000	$4,853,709,000	$2,682,488,655
Future production costs	(2,751,896,250)	(1,395,437,250)	(821,515,126)
Future development costs	(647,196,750)	(347,757,000)	(244,323,270)
Future income taxes	(1,142,147,641)	(501,586,949)	(208,645,934)
Future net cash flows	5,330,720,359	2,608,927,801	1,408,004,325
10% annual discount for estimated timing of cash flows	(3,058,606,841)	(1,471,562,953)	(852,133,072)

Standardized Measure of Discounted Future Net Cash Flows	$2,272,113,518	$1,137,364,848	$555,871,253
The changes in the standardized measure of discounted future net cash flows relating to the proved oil, natural gas and natural gas liquid reserves are shown below.
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2022	2021	2020
Beginning of the year	$1,137,364,848	$555,871,253	$923,175,051
Purchase of minerals in place	996,313,882	33,688,718	—
Extensions, discoveries and improved recovery	20,447,842	79,003,885	61,303,074
Development costs incurred during the year	67,454,522	17,513,180	29,916,746
Sales of oil and gas produced, net of production costs	(283,588,498)	(154,615,685)	(70,634,853)
Sales of minerals in place	—	(2,523,746)	—
Accretion of discount	133,209,763	63,810,764	92,838,323
Net changes in price and production costs	646,819,172	636,884,944	(368,974,767)
Net change in estimated future development costs	(53,253,626)	(44,357,751)	(3,883,985)
Revisions of previous quantity estimates	33,583,837	(22,259,508)	(66,213,586)
Changes in estimated timing of cash flows	(119,428,019)	86,845,188	(139,039,115)
Net change in income taxes	(306,810,205)	(112,496,394)	97,384,365

End of the Year	$2,272,113,518	$1,137,364,848	$555,871,253

Our proved reserves by state as of December 31, 2022 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (NGL) (Bbl)	Total (Boe)	% of Total Proved	Pre-tax PV-10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas
PD	54,825,249	105,172,422	15,175,702	87,529,688	63%	$1,863,175	$1,526,269	$182,668
PUD	30,741,939	50,999,854	7,733,492	46,975,407	34%	853,607	699,254	447,930

Total Proved:	85,567,188	156,172,276	22,909,194	134,505,095	97%	$2,716,782	$2,225,523	$630,598

New Mexico
PD	2,186,888	1,226,628	157,102	2,548,428	2%	$43,506	$35,639	$1,985
PUD	950,667	471,545	39,362	1,068,620	1%	13,369	10,952	14,614

Total Proved:	3,137,555	1,698,173	196,464	3,617,048	3%	$56,875	$46,591	$16,599

Total
PD	57,012,137	106,399,050	15,332,804	90,078,116	65%	$1,906,681	$1,561,908	$184,653
PUD	31,692,606	51,471,399	7,772,854	48,044,027	35%	866,976	710,206	462,544

Total Proved:	88,704,743	157,870,449	23,105,658	138,122,143	100%	$2,773,657	$2,272,114	$647,197
Proved Reserves
As of December 31, 2022, we had approximately 138.1 MMBoe (one million Boe) of proved reserves, consisting of approximately 64% oil, 19% natural gas, and 17% natural gas liquids, as summarized in the table above. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).
As of December 31, 2022, approximately 65% of the proved reserves have been classified as proved developed, or “PD” and the remaining 35% are proved undeveloped, or “PUD”.
As of December 31, 2022, our total proved reserves had a net pre-tax PV-10 value of approximately $2,773.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $2,272.1 million. Approximately $1,906.7 million and $1,561.9 million, respectively, of total proved reserves are associated with the PD reserves, which is approximately 69% of the total proved reserves’ pre-tax PV-10 value. The remaining $867.0 million and $710.2 million, respectively, are associated with PUD reserves.
Proved Undeveloped Reserves
Our reserve estimates as of December 31, 2022 include approximately 48.0 MMBoe as proved undeveloped reserves (PUD). As of December 31, 2021, our reserve estimates included approximately 34.4 MMBoe as proved undeveloped reserves. Below is a description of the changes in our PUD reserves from December 31, 2021 to December 31, 2022.
During the year ended December 31, 2022, we incurred costs of approximately $87.7 million to convert 26 properties from PUD to PD through development. These 26 properties produced 709 MBoe during the year ended December 31, 2022, and have reserves of 8,018 MBoe as of December 31, 2022.
The increase in proved undeveloped reserves was primarily attributable to the Stronghold Acquisition.
The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development.

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

Year	Estimated Oil Reserves Developed (Bbl)	Estimated Gas Reserves Developed (Mcf)	Estimated NGL Reserves Developed (Bbl)	Total Boe	Estimated Development Costs
2023	7,243,318	9,494,859	1,685,188	10,510,983	$102,822,989
2024	9,037,309	15,468,017	2,370,819	13,986,131	130,214,495
2025	8,631,583	17,046,317	2,403,159	13,875,795	125,779,913
2026	5,998,345	9,156,375	1,283,290	8,807,698	89,548,288
2027	782,049	305,832	30,399	863,420	14,178,133

	31,692,604	51,471,400	7,772,855	48,044,027	$462,543,818
Preparation and Internal Controls Over Reserves Estimates
All the proved oil and natural gas reserves disclosed in this Report are based on reserve estimates determined and prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated February 3, 2023, filed as an exhibit to this Annual Report on Form 10-K, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 35 years of practical experience in petroleum engineering, with over 33 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
The proved oil and natural gas reserves disclosed in this Report are based on reserve estimates determined and prepared by independent reserve engineers primarily using decline curve analysis to determine the reserves of individual producing wells. To establish reasonable certainty with respect to our estimated proved reserves, the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using volumetric estimates or performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completions using similar techniques. The technologies and economic data used to estimate our proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. This data was reviewed by various levels of management for accuracy before consultation with independent reserve engineers. This consultation included review of properties, assumptions and available data. Internal reserve estimates were compared to those prepared by independent reserve engineers to test the estimates and conclusions before the reserves were included in this Report. The accuracy of the reserve estimates is dependent on many factors, including the following:
•the quality and quantity of available data and the engineering and geological interpretation of that data;
•estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;
•the accuracy of economic assumptions; and
•the judgment of the personnel preparing the estimates.
Our Executive Vice President of Engineering and Corporate Strategy, Mr. Alex Dyes, is the technical professional primarily responsible for overseeing the preparation of our reserves estimates. He has a Bachelor of Science degree in Petroleum Engineering from the University of Texas with over 16 years of practical industry experience, including over 12 years of estimating and evaluating reserve information. He has been a member of the Society of Petroleum Engineers since 2013 and his qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

We encourage ongoing professional education for our engineers and reservoir analysts on new technologies and industry advancements as well as refresher training on basic skill sets. In order to ensure the reliability of reserves estimates, our Corporate Reserves department follows comprehensive SEC-compliant internal controls and policies to determine, estimate and report proved reserves including:
•confirming that we include reserves estimates for all properties owned and that they are based upon proper working and net revenue interests;
•ensuring the information provided by other departments within the Company, such as Accounting, is accurate;
•communicating, collaborating, and analyzing with technical personnel in our business units;
•comparing and reconciling the internally generated reserves estimates to those prepared by third parties; and
•utilizing experienced reservoir engineers or those under their direct supervision to prepare reserve estimates.
Each quarter, the Executive Vice President of Engineering and Corporate Strategy presents the status of the Company’s reserves to senior executives, and subsequently obtains approval of significant changes from key executives. Additionally, our five-year PUD development plan is reviewed and approved annually by the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President of Operations, and the Executive Vice President of Land, Legal, Human Resources, and Marketing.
The Corporate Reserves department works closely with independent reserve engineers from CGA at each fiscal year end to ensure the integrity, accuracy and timeliness of annual independent reserves estimates. These independently developed reserves estimates are presented to the Audit Committee. In addition to reviewing the independently developed reserve reports, the Audit Committee also periodically meets with the independent reserve engineers that prepare estimates of proved reserves.
Summary of Oil and Natural Gas Properties and Projects
Acreage
The following table summarizes gross and net developed and undeveloped acreage as of December 31, 2022 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	64,774	54,959	3,905	2,337	68,679	57,296
Delaware Basin	18,729	18,437	—	—	18,729	18,437
Northwest Shelf	18,270	13,930	18,539	12,512	36,809	26,442

Total	101,773	87,326	22,444	14,849	124,217	102,175
Leases of undeveloped acreage will generally expire at the end of their respective primary terms unless production from such leasehold acreage has been established prior to expiration of such primary term. If production is established on such acreage, the lease will generally remain in effect until the cessation of production from such acreage and is referred to in the industry as “Held-By-Production” or “HBP.” Leases of undeveloped acreage may terminate or expire as a result of not meeting certain drilling commitments, if any, or otherwise by not complying with the terms of a lease depending on the specific terms that are negotiated between the lessor and the lessee.

The following table sets forth gross and net undeveloped acreage, as of December 31, 2022, under lease which will expire over the next three years unless (i) production is established on the lease or within a spacing unit of which the lease is participating, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	Undeveloped Acreage
	2023		2024		2025
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	480	234	1,420	1,221	860	49
Delaware Basin	—	—	—	—	—	—
Northwest Shelf	15,240	4,023	11,610	2,021	10,446	3,835

Total	15,720	4,257	13,030	3,242	11,306	3,884

Production History
The following table presents the historical information regarding our produced oil, natural gas and natural gas liquid volumes for the years ended December 31, 2022, 2021, and 2020:

	Years ended December 31,
	2022	2021	2020

Oil (Bbls)
Central Basin Platform	1,409,211	867,835	958,691
Delaware Basin	81,936	104,129	159,635
Northwest Shelf	1,968,693	1,714,976	1,683,202
Total	3,459,840	2,686,940	2,801,528

Natural Gas (Mcf)
Central Basin Platform	1,563,808	171,690	268,495
Delaware Basin	96,516	288,918	468,177
Northwest Shelf	2,428,318	2,074,580	1,757,830
Total	4,088,642	2,535,188	2,494,502

Natural Gas Liquids (Bbls)(1)
Central Basin Platform	227,996	—	—
Delaware Basin	3,718	—	—
Northwest Shelf	139,615	—	—
Total	371,329	—	—

Total production (Boe)
Central Basin Platform	1,897,842	896,087	1,003,440
Delaware Basin	101,740	152,282	237,665
Northwest Shelf	2,513,028	2,060,739	1,976,173
Total	4,512,610	3,109,108	3,217,278

Daily production (Boe/d)
Central Basin Platform	5,200	2,455	2,742
Delaware Basin	279	417	649
Northwest Shelf	6,885	5,646	5,399
Total	12,364	8,518	8,790
(1) Due to our acquisition of Stronghold's assets, which reported its volumes and revenues on a three-stream basis, beginning July 1, 2022, we began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquid sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for natural gas liquids were presented with natural gas.

Production Prices and Production Costs
The following tables provides historical pricing and costs statistics for the years ended December 31, 2022, 2021, and 2020.

	Years ended December 31,
	2022	2021	2020
Average sales price:
Oil (per Bbl)
Central Basin Platform	$91.72	$67.66	$39.64
Delaware Basin	95.97	65.98	35.00
Northwest Shelf	93.44	67.61	38.93
Total	$92.80	$67.56	$38.95

Natural gas (per Mcf)
Central Basin Platform	$3.72	$4.63	$1.12
Delaware Basin	5.26	4.75	0.54
Northwest Shelf	5.09	6.08	1.91
Total	$4.57	$5.83	$1.57

Natural gas liquids (per Bbl)(1)
Central Basin Platform	$20.02	$—	$—
Delaware Basin	27.16	—	—
Northwest Shelf	20.25	—	—
Total	$20.18	$—	$—

Total (per Boe)
Central Basin Platform	$73.58	$66.42	$38.17
Delaware Basin	83.28	54.13	24.57
Northwest Shelf	79.24	62.38	34.86
Total	$76.95	$63.14	$35.13
(1) Due to our acquisition of Stronghold's assets, which reported its volumes and revenues on a three-stream basis, beginning July 1, 2022, we began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquid sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for natural gas liquids were presented with natural gas.

	Years ended December 31,
	2022	2021	2020
Average lease operating expenses (per Boe)
Central Basin Platform	$13.81	$15.97	$15.44
Delaware Basin	44.86	32.75	19.13
Northwest Shelf	6.74	5.34	4.91
Total	$10.57	$9.75	$9.25

Average gathering, transportation and
processing costs (per Boe)
Central Basin Platform	$—	$—	$—
Delaware Basin	—	—	—
Northwest Shelf	0.73	2.10	2.07
Total	$0.41	$1.39	$1.27

Average ad valorem taxes (per Boe)
Central Basin Platform	$1.11	$1.17	$1.82
Delaware Basin	0.41	0.33	0.50
Northwest Shelf	1.00	0.57	0.60
Total	$1.04	$0.73	$0.97

Average production taxes (per Boe)
Central Basin Platform	$3.64	$2.85	$1.67
Delaware Basin	3.97	2.45	1.30
Northwest Shelf	3.91	3.01	1.64
Total	$3.80	$2.93	$1.63
The average oil sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels “Bbl.” The average natural gas sales price amounts above are calculated by dividing revenue from natural gas sales by the volume of natural gas sold, in thousand cubic feet “Mcf.” The average natural gas liquids sales price amounts above are calculated by dividing revenue from natural gas liquids sales by the volume of natural gas liquids sold, in barrels “Bbl.”The total average sales price amounts are calculated by dividing total revenues by total volume sold, in Boe. The average production costs above are calculated by dividing production costs by total production in Boe.
Productive Wells
The following table presents our ownership as of December 31, 2022 in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). All of such wells are in the Permian Basin in Texas and New Mexico.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
1,033	869	23	19	1,056	888
Drilling Activity
During 2022, we drilled 18.00 gross (17.35 net) horizontal San Andres wells in the Northwest Shelf (16.00 1.0-mile laterals and two 1.5-mile laterals.) In addition, we drilled 14.00 gross (14.00 net) wells in the Central Basin Platform, of which nine were horizontal San Andres wells in Andrews County, Texas (four 1.0-mile laterals and five 1.5-mile laterals) and five were vertical wells in Crane County, Texas. In addition, we also participated in three gross (0.33 net) non-operated wells in the Northwest shelf. These wells were successful and there were no dry wells.

The table below contains information regarding the number of operated wells drilled and participated in during the periods indicated.

	For the year ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive	32.00	31.35	11.00	9.91	6.00	5.61
Dry	—	—	—	—	—	—
Total
Productive	32.00	31.35	11.00	9.91	6.00	5.61
Dry	—	—	—	—	—	—
The table below contains information regarding the number of non-operated wells drilled and participated in during the periods indicated.

	For the year ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive	3.00	0.33	2.00	0.23	1.00	0.11
Dry	—	—	—	—	—	—
Total
Productive	3.00	0.33	2.00	0.23	1.00	0.11
Dry	—	—	—	—	—	—
Present Activities
We had no operated wells in the process of being drilled or completed as of December 31, 2022.
Cost Information
We conduct our oil and natural gas activities entirely in the United States. As noted in the table under “Production Prices and Production Costs”, our average production costs including lease operating expenses, gathering, processing and transportation ("GPT") and ad valorem, per Boe, were $12.02 and $11.88 for the years ended December 31, 2022 and 2021, respectively, and our average production taxes, per Boe, were $3.80 and $2.93 for the years ended December 31, 2022 and 2021, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in Boe.

Costs incurred for property acquisition, exploration and development activities for the years ended December 31, 2022, 2021 and 2020 are shown below:

	2022	2021	2020
Stronghold Acquisition	$177,823,787	$—	$—
Acquisition of proved properties	1,563,703	1,368,437	1,317,313
Divestiture of proved properties	(23,700)	(2,000,000)	—
Development costs	129,332,155	51,302,131	42,457,745
Total costs incurred	$308,695,945	$50,670,568	$43,775,058

Other Properties and Commitments
Effective January 1, 2021, the Company moved its corporate headquarters to The Woodlands, Texas. Prior to this, our principal offices were in Midland, Texas. Those offices now serve as an operations office. Our office space lease in Tulsa, Oklahoma was terminated as of March 31, 2021.
Item 3:     Legal Proceedings
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have taken depositions and are conducting discovery.
Item 4:     Mine Safety Disclosures
Not applicable.
PART II
Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is listed on the NYSE American under the trading symbol “REI.”
Performance Graph
In 2022, we chose to compare our cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P Oil and Gas Exploration and Production Select Industry Index (“SPSIOP”), instead of a peer group (“Peer Group”). If a company selects a different index or peer group from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index or peer group and the index used in the immediately preceding year. Accordingly, the following graph reflects a comparison of the cumulative total stockholder return of our common stock relative to the cumulative total returns of the S&P 500 Index, the SPSIOP and the 2021 Peer Group. The graph assumes the investment of $100 on December 31, 2017 in our common stock and each index and the reinvestment of all dividends, if any. This table is not intended to forecast future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
Ring Energy, Inc.
S&P 500
SPSIOP
Peer Group*

*     In 2021, the peer group consisted of: Abraxas Petroleum Corporation, Amplify Energy Corp., Civitas Resources, Inc., Earthstone Energy, Inc., Vital Energy, Inc. (formerly Laredo Petroleum, Inc.), Ranger Oil Corporation, SilverBow Resources, Inc., and W&T Offshore, Inc., each of which is in the oil and natural gas exploration and production industry.
The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A of the Exchange Act.
Record Holders
As of March 9, 2023, there were approximately 76 holders of record of our common stock. This is the number of record holders in the records of the transfer agent. It does not include holders of shares via brokerage accounts.
Dividend Policy
We do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our credit facility contains provisions limiting our ability to pay dividends until certain conditions are met.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
The information required by this item was disclosed and reported under Item 3.02, Unregistered Sales of Equity Securities, of our Form 8-K dated August 30, 2022, filed with the SEC on September 6, 2022, which disclosure is incorporated herein by reference.
Issuer Repurchases
We did not make any repurchases of our equity securities during the year ended December 31, 2022.

Item 6:    Reserved
Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” "Forward Looking Statements" and elsewhere in this Annual Report.
Overview
Ring is a growth oriented independent exploration and production company based in The Woodlands, Texas and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin all of which are part of the Permian Basin.
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
2022 Developments and Highlights
Stronghold Acquisition
On July 1, 2022, Ring, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres located in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, Ring completed the Stronghold Acquisition.

The fair value of consideration paid to Stronghold was approximately $394.0 million, of which $165.9 million, net of customary purchase price adjustments, was paid in cash at closing, $15.0 million was paid in cash after the six-month anniversary of the closing date of the Stronghold Acquisition. Shortly after closing, approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for certain novated hedges. The cash portion of the consideration was funded primarily from borrowings under a new fully committed revolving credit facility (the “Credit Facility”) underwritten by Truist Securities, Citizens Bank, N.A., KeyBanc Capital Markets Inc., and Mizuho Bank, Ltd. The borrowing base of the $1.0 billion Credit Facility was increased from $350.0 million to $600.0 million at the closing of the Stronghold Acquisition. The remaining consideration consisted of 21,339,986 shares of Ring common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”) which was converted into 42,548,892 shares of common stock on October 27, 2022. Please see "Note 12 - STOCKHOLDERS' EQUITY" for further discussion. In addition, Ring assumed $24.8 million of derivative liabilities,$1.7 million of items in suspense and $14.5 million in asset retirement obligations.

Drilling, Completion, and Recompletion
In the first quarter of 2022, we contracted a rig for our horizontal drilling program and began operations on January 31st. We drilled and completed three 1-mile horizontal wells and one 1.5-mile horizontal well in the Central Basin Platform. We then moved the rig to the Northwest Shelf and drilled two 1-mile horizontal wells. All wells drilled in the first quarter had a working interest of 100%.
In the second quarter of 2022, we drilled a total of nine wells, completed seven wells, and began the completion process on four wells, all in the Northwest Shelf. The first wells completed were the two 1-mile horizontal wells, which were drilled in the first quarter. Next, we drilled and completed two 1-mile horizontal wells with a working interest of

100%, two 1.5-mile horizontal wells with a working interest of approximately 98.7% and one 1-mile horizontal well with a working interest of approximately 75.4%. We also drilled and began the completion process on an additional four 1-mile horizontal wells. Two of the wells have a working interest of 100%, one has a working interest of approximately 87.9%, and the fourth has a working interest of 75%.
In the third quarter of 2022, we completed and placed on production the four aforementioned 1-mile horizontal wells in the Northwest Shelf, which were drilled in the second quarter. Next, we drilled and completed two 1.5-mile horizontal wells and one 1-mile horizontal well in the Central Basin Platform and two 1-mile horizontal wells in the Northwest Shelf, each with a working interest of 100%. During the last month of the quarter, we drilled and began the completion process on three 1-mile horizontal wells in the Northwest Shelf, two with a working interest of 99.7% and one with a working interest of 100%. In total, during the third quarter of 2022, we drilled eight, completed nine, and began the completion process on three horizontal wells. With the addition of the Stronghold Acquisition assets in the Central Basin Platform, we also performed three vertical well re-completions.
In the fourth quarter of 2022, we completed and placed on production the three aforementioned 1-mile horizontal wells in the Northwest Shelf. Next, we drilled and completed two 1-mile horizontal wells with a working interest of 100%, also in the Northwest Shelf. To complete the 2022 horizontal drilling program, we drilled and completed two 1.5-mile horizontal wells in the Central Basin Platform. In addition to the horizontal wells, we performed nine more vertical well re-completions and drilled and completed five new vertical wells on the Stronghold Acquisition assets located in Crane County, Texas, of the Central Basin Platform, all with a working interest of 100%.
In summary, for 2022, we drilled and completed 27 horizontal wells and 5 vertical wells, along with 12 vertical well re-completions on the Stronghold Acquisition assets. The table below sets forth our drilling and completion activities for 2022 by quarter through December 31, 2022.

Quarter	Area	Wells Drilled	Wells Completed	Recompletions

1Q 2022	Central Basin Platform (Horizontal)	4	4	—
	Central Basin Platform (Vertical)	—	—	—
	Northwest Shelf	2	—	—

2Q 2022	Central Basin Platform (Horizontal)	—	—	—
	Central Basin Platform (Vertical)	—	—	—
	Northwest Shelf	9	7	—

3Q 2022	Central Basin Platform (Horizontal)	3	3	—
	Central Basin Platform (Vertical)	—	—	3
	Northwest Shelf	5	6	—

4Q 2022	Central Basin Platform (Horizontal)	2	2	—
	Central Basin Platform (Vertical)	5	5	9
	Northwest Shelf	2	5	—
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

The improvement of oil and natural gas prices experienced in 2022 continues to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.
Results of Operations
The following table sets forth selected operating data for the periods indicated:

For the years ended December 31,	2022	2021	2020

Net production:
Oil (Bbls)	3,459,840	2,686,940	2,801,528
Natural gas (Mcf)	4,088,642	2,535,188	2,494,502
Natural gas liquids (Bbls)	371,329	—	—

Net sales:
Oil	$321,062,672	$181,533,093	$109,113,557
Natural gas	18,693,631	14,772,873	3,911,581
Natural gas liquids	7,493,234	—	—

Average sales price:
Oil (per Bbl)	$92.80	$67.56	$38.95
Natural gas (per Mcf)	4.57	5.83	1.57
Natural gas liquids (Bbl)	20.18	—	—

Production costs and expenses:
Lease operating expenses	$47,695,351	$30,312,399	$29,753,413
Gathering, transportation and processing costs	1,830,024	4,333,232	4,090,238
Ad valorem taxes	4,670,617	2,276,463	3,125,222
Production taxes	17,125,982	9,123,420	5,228,090

Other costs and operating expenses:
Depreciation, depletion and amortization expense	$55,740,767	$37,167,967	$43,010,660
Ceiling test impairment	—	—	277,501,943
Asset retirement obligation accretion	983,432	744,045	906,616
Operating lease expense	363,908	523,487	1,196,372
General and administrative expense
(excluding stock-based compensation)	19,933,092	13,649,782	11,509,888
Stock-based compensation expense	7,162,231	2,418,323	5,364,162

Other income (expense):
Interest (expense)	$(23,167,729)	$(14,490,474)	$(17,617,614)
Gain (loss) on derivative contracts	(21,532,659)	(77,853,141)	21,366,068
Deposit forfeiture income	—	—	5,500,000
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Oil sales. Oil sales increased approximately $139.5 million from $181.5 million in 2021 to $321.1 million in 2022. The oil sales increase was the result of an increase in the average realized per barrel oil price from $67.56 in 2021 to

$92.80 in 2022 and an increase in sales volume from 2,686,940 barrels of oil in 2021 to 3,459,840 barrels of oil in 2022. The increased average realized per barrel oil price was a result of the significantly higher oil price during the first eight months of 2022. The increased sales volumes were a direct result of assets acquired in the Stronghold Acquisition, which resulted in higher volumes for the last four months of 2022, as well as organic growth from capital expenditures that were $78.0 million greater in 2022 than in 2021.
Natural gas sales. Natural gas sales increased approximately $3.9 million from $14.8 million in 2021 to $18.7 million in 2022. The natural gas sales volume increased from 2,535,188 Mcf in 2021 to 4,088,642 Mcf in 2022 and the average realized per Mcf gas price decreased from $5.83 in 2021 to $4.57 in 2022. The sales volume increase was due to the aforementioned increase in capital expenditures as well as the Stronghold Acquisition, which closed August 31, 2022. The price decrease was driven by the Company's change in reporting presentation from two-stream (oil and natural gas) to three-stream (oil, natural gas and natural gas liquids) beginning July 1, 2022.
Natural gas liquids sales. Natural gas liquids sales increased approximately $7.5 million from $0.0 million in 2021 to $7.5 million in 2022. NGL sales volumes in were 371,329 barrels of NGLs compared to zero barrels in 2021, due to the Company’s change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. The average realized price per barrel of NGLs was $20.18 in 2022.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $30,312,399 in 2021 to $47,695,351 in 2022 and increased on a Boe basis from $9.75 in 2021 to $10.57 in 2022. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. LOE increased primarily due to a 45% increase in production of 1,403,502 Boe year-over-year, as well as increased costs for goods and services due to increased Permian activity.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) decreased from $4,333,232 in 2021 to $1,830,024 in 2022 and decreased on a Boe basis from $1.39 in 2021 to $0.41 in 2022. GTP costs decreased due to costs classified as a reduction to oil and natural gas sales revenues, due to a natural gas processing entity beginning to take control of transportation at the wellhead beginning May 1, 2022.
Ad valorem taxes. Our total ad valorem taxes increased from $2,276,463 in 2021 to $4,670,617 in 2022 and increased on a Boe basis from $0.73 in 2021 to $1.04 in 2022. Ad valorem taxes increased primarily due to the increase in taxed commodity prices from the prior year, as well as $783,159 for the properties acquired in the Stronghold Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.65% during 2021 and increased to 4.93% in 2022. Overall, the percentage was consistent year over year, with a slight increase due to proportionately higher gas revenues which are taxed at a higher rate. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states (currently only Texas and New Mexico), and on the possibility that any state may raise its production tax rates.
Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased from $37,167,967 in 2021 to $55,740,767 in 2022 due to an increase in our total estimated costs of property as well as an increase of 1,403,502 in Boe produced. Our average depreciation, depletion and amortization per Boe increased from $11.95 per Boe during 2021 to $12.35 per Boe during 2022. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total Boe volumes sold.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $744,045 in 2021 to $983,432 in 2022. This was a result of the 32 additional wells added from 2022 drilling activities as well as ARO accretion associated with the properties acquired in the Stronghold Acquisition, offset by wells plugged and abandoned during the year.
Operating lease expense. Our operating lease expense decreased from $523,487 in 2021 to $363,908 in 2022 due to the month to month leases for office equipment and compressors used in operations on which the Company had previously elected to apply ASU 2016-02. The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. The costs have been recorded as short-term lease costs and amounts included in lease operating expenses beginning in the second quarter of 2021.

General and administrative expenses (including share-based compensation). General and administrative expenses increased from $16,068,105 in 2021 to $27,095,323 in 2022. The increase was primarily related to a $4,743,908 increase in share-based compensation, as well as increases in salaries and bonuses, all attributed to a nearly doubled headcount from 2021 to 2022 to support our growth. Other cost increases include software maintenance, rent, insurance, and environmental sustainability. The 2022 expenses also included non-recurring acquisition-related costs of $2.1 million.
Interest expense. Interest expense increased from $14,490,474 in 2021 to $23,167,729 in 2022. The increase was the result of a combination of higher interest rates during the second half of 2022, with a weighted average interest rate of 5.8% in 2022 and 4.4% in 2021, and having higher amounts outstanding on our credit facility throughout 2022, with a weighted average daily debt of approximately $308.7 million in 2021 compared to approximately $344.0 million in 2022, particularly due to the additional debt incurred for the Stronghold Acquisition.
Gain (loss) on derivative contracts. During 2022, the Company incurred a loss on derivative contracts of $21,532,659. During 2021, the Company recorded a loss on derivative contracts of $77,853,141. For the derivative contract settlements, the Company recorded a realized loss of $52,768,154 during 2021 and a realized loss of $62,525,954 during 2022, The increase of $9,757,800 in the realized loss was a result of the rise of crude oil prices during 2022, which was above the fixed prices of the contracts. For the marked-to-market contracts, the Company recorded an unrealized gain of $40,993,295 during 2022 and an unrealized loss of $25,084,987 during 2021. This change in unrealized derivatives was due to the roll off of unfavorable contracts during 2022, as well as the Company's purchase of more favorable contracts during 2022.
Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $90,342 for 2021 to a provision of $8,408,724 for 2022. The current year federal tax expense was the result of certain existing deferred tax assets that will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization of net operating losses incurred after 2017.
Net income (loss). The Company had a net income of $3,322,892 in 2021 compared to net income of $138,635,025 in 2022. The increase in net income was due primarily to the increase in oil, natural gas, and natural gas liquids revenues, as well as the reduction in derivative contract losses, offset by increases in lease operating expenses, depletion, general and administrative expenses, and interest expense.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Oil and natural gas sales. Oil and natural gas sales revenue increased from 2020 levels by approximately $83.3 million to $196.3 million in 2021. Oil sales increased approximately $72.4 million and natural gas sales increased approximately $10.9 million. The oil sales increase was the result of an increase in the average realized per barrel oil price from $38.95 in 2020 to $67.56 in 2021, slightly offset by a decrease in sales volume from 2,801,528 barrels of oil in 2020 to 2,686,940 barrels of oil in 2021. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. Despite the few months of shut in or curtailed production due to oil price destabilizing from the COVID-19 pandemic, volumes in 2020 significantly benefited from the large amount of capital expenditures incurred in the previous year. Likewise, the lower capital expenditures in 2020 resulted in a negative impact to 2021 volumes due to natural well declines. Capital expenditures in 2021 helped offset declines, but not enough to overcome the full impact from the reduced capital expenditures in 2020.
The natural gas sales volume increased slightly from 2,494,502 Mcf in 2020 to 2,535,188 Mcf in 2021 and the average realized per Mcf gas price increased from $1.57 in 2020 to $5.83 in 2021. The price increase was driven by a steady increase in NGL prices and a 92% increase in the underlying Henry Hub gas price, which included the impact of Winter Storm Uri in 2021. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. Natural gas sales volumes in 2021 were positively impacted by higher volumes associated with reservoir de-pressurization at the Northwest Shelf properties which were partially offset by purchaser inability to receive gas volumes at certain times throughout the year due to downtime or mechanical issues effecting efficiencies with their facilities.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased slightly from $29,753,413 in 2020 to $30,312,399 in 2021 and increased on a Boe basis from $9.25 in 2020 to $9.75 in 2021. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. LOE increased due to the higher amount of activity in 2021 compared to the lack of activity resulting from the oil price destabilization due to the COVID-19 pandemic in 2020.

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
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion decreased from $906,616 in 2020 to $744,045 in 2021. This was a result of the reduction of ARO liabilities from the sale of certain assets in the first quarter of 2021 and plugging activities conducted throughout the year.
Operating lease expense. Our operating lease expense decreased from $1,196,372 in 2020 to $523,487 in 2021 due to the month to month leases for office equipment and compressors used in our operations on which we had previously elected to apply ASU 2016-02. The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. The costs are recorded as short-term lease costs and amounts included in Lease operating expenses. The Company terminated its Oklahoma lease as of March 31, 2021 and negotiated a reduction to its Midland office lease.
General and administrative expenses (including share-based compensation). General and administrative expenses decreased from $16,874,050 in 2020 to $16,068,105 in 2021. The decrease was primarily related to a $2,945,839 reduction in share-based compensation, offset by increases in salaries, accounting expenses, and non-recurring costs associated with investor relations.
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
Net income (loss). The Company had a net loss of ($253,411,828) in 2020 compared to net income of $3,322,892 in 2021. The change in net income (loss) was primarily the result of the ceiling test write-down in 2020.
Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary source of cash in 2022 was from funds generated from the sale of oil and natural gas production. These cash flows were primarily used to fund our capital expenditures. We believe the combination of the sources of capital discussed will continue to be adequate to meet our short and long-term liquidity needs.

Credit Facility. On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank (now Truist), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (which was amended several times) that provided for a maximum borrowing base of $1 billion with security consisting of substantially all of the assets of the Company. In April 2019, the Company amended and restated the Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”).

On August 31, 2022, the Company modified its Credit Facility through a Second Amended and Restated Credit Agreement, extending the maturity date of the facility to August 2026. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually on each May 1 and November 1. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.

The syndicate was modified to add five lenders, replacing five exiting lenders. Rather than Eurodollar loans, the reference rate on the Second Amended and Restated Credit Agreement is the Standard Overnight Financing Rate (“SOFR”). Beginning on the June 30, 2023 financial statements and compliance certification delivery date, the Second Amended and Restated Credit Agreement will allow for the Company to declare dividends for its equity owners, subject to certain limitations. These limitations include (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow, (iv) the Borrowing Base Utilization Percentage is not greater than 80%, and (v) a Responsible Officer certifies that the other four conditions are satisfied.

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

The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, producing oil and gas. If the borrowing base utilization is less than 25% at the hedge testing date and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 0% from such hedge testing date to the next succeeding hedge testing date. If the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 25% from such hedge testing date to the next succeeding hedge testing date.

The Second Amended and Restated Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2022, $415,000,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Second Amended and Restated Credit Agreement as of December 31, 2022.
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
Total gross proceeds from the 2020 underwritten public offering and the registered direct offering aggregated $20,846,282. Total net proceeds for the Common Warrants exercised in 2020 aggregated $19,379,832.
The Common Shares of 9,575,800 and 3,500,000 were issued in 2020, as shown in our Statements of Stockholders' Equity. The Pre-Funded Warrants of 3,300,000 were exercised and common stock was issued in 2020 and the Pre-Funded Warrants of 13,428,500 were exercised and common stock was issued in 2021, as shown in our Statements of Stockholders' Equity. Of the aforementioned 6,800,000 Common Warrants, all remained outstanding as of December 31, 2021 and 2022. Of the aforementioned 23,004,300 Common Warrants, 442,600 were exercised and common stock was issued in 2021 and 10,253,907 were exercised and common stock was issued in 2022, as shown in our Statements of Stockholders' Equity.
Issuance of Common Stock and Convertible Preferred Stock for Stronghold Acquisition. As part of the consideration for the Stronghold Acquisition, on August 31, 2022 the Company issued 21,339,986 shares of common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, which was converted into 42,548,892 shares of common stock on October 27, 2022.
Cash Flows. Historically, our primary sources of cash have been from operations, equity offerings and borrowings on our Credit Facility. During 2022, 2021, and 2020 we had cash inflow from operations of $197.0 million, $72.7 million, and $72.2 million, respectively. During the three years ended December 31, 2022, we financed $28.0 million through proceeds from the sale of stock. During 2022, 2021, and 2020, we had proceeds from drawdowns on our Credit Facility of $636.0 million, $60.2 million, and $26.5 million, respectively. We primarily used this cash to fund our capital expenditures and development aggregating $405.2 million over the three years ended December 31, 2022. Additionally, during 2022, 2021 and 2020, we used $511.0 million, $83.2 million and $80.0 million, respectively, to reduce the outstanding balance on our Credit Facility. As of December 31, 2022, we had cash on hand of $3.7 million and negative working capital of $78.0 million, compared to cash on hand of $2.4 million and negative working capital of $46.9 million as of December 31, 2021 and cash on hand of $3.6 million and negative working capital of $16.1 million as of December 31, 2020.
Contractual Obligations. The Company maintains a Credit Facility which currently has a $600.0 million borrowing base. The outstanding balance on that Credit Facility as of December 31, 2022 is $415.0 million, which will require repayment or refinancing at or prior to maturity in August 2026.
The Company leases office spaces in The Woodlands, Texas and Midland, Texas. The Woodlands office is under a five-and-a-half-year lease beginning January 15, 2021. The Midland office lease was amended effective October 1, 2022, with the revised five-year lease ending September 30, 2027.
The Company has financing leases for vehicles with varying maturity dates through October 2025. Future lease payments through October 2025 aggregate $1,900,595.

Subsequent Events

Stronghold acquisition - On February 28, 2023, as discussed in "Note 5 - ACQUISITIONS & DIVESTITURES," the deferred cash consideration of $15.0 million in cash was paid to Stronghold in accordance with terms set forth in the Purchase Agreement for the Stronghold Acquisition. In addition on March 1, 2023, the holdback amount of approximately $8.3 million which was held in escrow in accordance with the terms set forth in the Purchase Agreement for the Stronghold Acquisition was distributed to Stronghold.
Common stock issued pursuant to warrant exercise - On February 2, 2023, the Company issued 2,517,427 shares of common stock pursuant to the exercise of Common Warrants with an exercise price of $0.80. Gross and net proceeds were $2,013,942. On March 1, 2023, the Company issued 2,000,000 shares of common stock pursuant to the exercise of Common Warrants with an exercise price of $0.80. Gross and net proceeds were $1,600,000.
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
As of December 31, 2022, we had no off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies, as well as considerations of recent accounting pronouncements, are detailed in "Note 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.
Revenue Recognition. In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "Note 2 - REVENUE RECOGNITION" of our financial statements for additional information.
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
During 2020, the Company recorded a non-cash write-down of the carrying value of the Company’s proved oil and natural gas properties as a result of a ceiling test limitation of approximately $277.5 million, which is reflected with ceiling test and other impairments in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation in 2021 or 2022.
Our estimates of reserves and future cash flow as of December 31, 2022 and 2021 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2022 and 2021, respectively, in accordance with SEC guidelines. As of December 31, 2022, our reserves are based on an SEC average price of $90.15 per Bbl of WTI oil posted and $6.358 per MMBtu Henry Hub natural gas. As of December 31, 2021, our reserves are based on an SEC average price of $63.04 per Bbl of WTI oil posted and $3.598 per MMBtu Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:
•the quality and quantity of available data;
•the interpretation of that data;
•the accuracy of various mandated economic assumptions; and
•the judgments of the persons preparing the estimates.
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operation loss carryforwards during the periods in which the temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities and available tax planning strategies.
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
The prices we receive depend on many factors outside of our control. Oil prices we received during 2022 ranged from a monthly average low of $75.33 per barrel to a monthly average high of $114.86 per barrel. Natural gas prices we received during 2022 ranged from a monthly average low of $2.16 per Mcf to a monthly average high of $9.78 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we may enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. The following table summarizes the Company's hedges in place on a monthly basis by commodity type. See "Note 8 - DERIVATIVE FINANCIAL INSTRUMENTS" to our financial statements for further information.

	Oil Hedges (WTI)	Gas Hedges (Henry Hub)
Month	Average BBL/day	Average MMBtu/day
January 2023	5,180	3,862
February 2023	5,145	11,652
March 2023	5,113	11,580
April 2023	4,832	11,259
May 2023	4,802	11,188
June 2023	4,774	11,119
July 2023	4,497	10,802
August 2023	4,471	10,735
September 2023	4,447	10,669
October 2023	4,423	10,356
November 2023	4,400	10,294
December 2023	4,379	10,233
January 2024	4,150	6,500
February 2024	4,132	6,500
March 2024	4,113	6,500
April 2024	4,096	6,250
May 2024	4,081	6,250
June 2024	4,066	6,250
July to September 2024	3,750	6,000
October to December 2024	4,000	6,000

Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $40.1 million as of December 31, 2022). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the year ended December 31, 2022, sales to three customers, Phillips, NGL Crude, and Enterprise represented 68%, 13% and 5%, respectively, of our oil, natural gas, and natural gas liquids revenues. As of December 31, 2022, Phillips represented 69% of our accounts receivable, NGL Crude represented 7% of our accounts receivable and Enterprise represented 10% of our accounts receivable. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.
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
As of December 31, 2022, we had $415.0 million outstanding on our Credit Facility with a weighted average interest rate of 5.8%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.2 million change in our annual interest expense. See "Note 10 - REVOLVING LINE OF CREDIT" in the Footnotes to the financial statements for more information on the Company’s interest rates on our Credit Facility.
Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Please also see Item 1A “Risk Factors” above for a discussion of other risks and uncertainties we face in our business.
Item 8:    Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are included beginning at page F-1 of this Annual Report.
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
As of December 31, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures are effective.

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
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements and internal control over financial reporting included in this Annual Report on Form 10-K, and has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2022, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.
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
March 9, 2023

Item 9B:    Other Information
None.
Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference herein from the Company's 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11:     Executive Compensation
The information required by this item is incorporated by reference herein from the Company's 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference herein from the Company's 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference herein from the Company's 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14:     Principal Accountant Fees and Services
The information required by this item is incorporated by reference herein from the Company's 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15:     Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Purchase and Sale Agreement, dated February 25, 2019 by and among Ring Energy, Inc. and Wishbone Energy Partners, LLC, Wishbone Texas operating Company LLC and WB WaterWorks, LLC	8-K	001-36057	2.1	2/28/19
2.2	Purchase and Sale Agreement dated July 1, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership, including the following Exhibits thereto: Exhibit I – Form of Registration Rights Agreement, Exhibit K – Form of Nomination Agreement, Exhibit L – Form of Certificate of Designation and Exhibit M – Form of Lock-Up Agreement	8-K	001-36057	2.1	7/8/22
2.2(a)	First Amendment to Purchase and Sale Agreement by and among Stronghold Energy II Operating, LLC, Stronghold Energy II Royalties, LP, and Ring Energy, Inc., dated August 4, 2022	8-K	001-36057	2.1	8/9/22
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.1(a)	Certificate of Amendment to the Articles of Incorporation, as amended, of Ring Energy, Inc.	8-K	001-36057	3.1	12/17/21
3.2	Bylaws of Ring Energy, Inc. as amended April 13, 2021	8-K	001-36057	3.1	4/15/21
3.3	Certificate of Designation of the Series A Convertible Preferred Stock dated August 30, 2022	8-K	001-36057	3.1	9/6/22
3.4	Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of Nevada effective October 31, 2022	8-K	001-36057	3.1	10/31/22
4.1	Registration Rights Agreement, dated April 9, 2019 by and between Ring Energy, Inc. and Wishbone Energy Partners, LLC	10-Q	001-36057	4.1	4/12/19
4.2	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	10.16	3/16/21
4.3	Securities Purchase Agreement, dated October 27, 2020	8-K	001-36057	4.1	10/29/20
10.1*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Stephen D. Brooks	8-K	001-36957	10.1	12/4/20
10.2*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Paul D. McKinney	8-K	001-36957	10.1	10/6/20
10.3*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Alexander Dyes	8-K	001-36057	10.1	12/22/20
10.4*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Marinos C. Baghdati	8-K	001-36057	10.2	12/22/20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.5*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.6*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.7	Credit Agreement dated July 1, 2014 with SunTrust Bank	8-K	001-36057	10.1	7/3/14
10.8	First Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	6/29/15
10.9	Second Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	7/29/15
10.10	Third Amendment to Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	5/20/16
10.11	Fourth Amendment to Credit Agreement with SunTrust Bank	10-K	001-36057	10.16	3/16/21
10.12	Fifth Amendment to Credit Agreement with SunTrust	8-K	001-36057	10.1	6/19/18
10.13	Amended and Restated Credit Agreement with SunTrust Bank	10-Q	001-36057	10.2	5/8/19
10.14	First Amendment to Amended and Restated Credit Agreement with SunTrust Bank	8-K	001-36057	10.1	12/9/19
10.15	Second Amendment to Amended and Restated Credit Agreement, dated June 17, 2020, by and among Ring Energy, Inc., the lenders party thereto, and Truist Bank, as administrative agent for the lenders and as issuing bank	8-K	001-36057	10.1	6/19/20
10.16	Third Amendment to Amended and Restated Credit Agreement with Truist Bank	8-K	001-36057	10.1	12/29/20
10.17	Fourth Amendment to Amended and Restated Credit Agreement with Truist Bank dated June 10, 2021	8-K	001-36057	10.1	6/16/21
10.18	Fifth Amendment to Amended and Restated Credit Agreement with Truist Bank dated June 25, 2021	8-K	001-36057	10.1	6/25/21
10.19*	Executive Employment and Severance Agreement, dated as of October 26, 2020, by and between the Company and Travis T. Thomas	8-K	001-36057	10.1	3/26/21
10.20	Registration Rights Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.1	9/6/22
10.21	Lock-up Agreement dated August 31, 2022, by and between Ring Energy, Inc. and Stronghold Energy II Operating, LLC.	8-K	001-36057	10.2	9/6/22
10.22	Director Nomination Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.3	9/6/22
10.23	Second Amended and Restated Credit Agreement dated August 31, 2022, by and among Ring Energy, Inc., Truist Bank, and the Lenders from time to time party thereto	8-K	001-36057	10.4	9/6/22

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
10.24*	Ring Energy, Inc. 2021 Omnibus Incentive Plan	DEF 14A	001-36057		4/22/21
10.25*	Form of Performance Stock Unit Agreement	8-K	001-36057	10.1	11/30/21
10.26*	Form Restricted Stock Unit Agreement (employees)	8-K	001-36057	10.1	2/23/23
10.27*	Form of Restricted Stock Unit Agreement (non-employee directors)	8-K	001-36057	10.2	2/23/23
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Grant Thornton LLP					X
23.3	Consent of Eide Bailly LLP					X
24.1	Power of Attorney (included as part of the signature pages of this report)					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification Chief Financial Officer					X
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Management contract
Item 16:     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Paul D. McKinney
Mr. Paul D. McKinney
Chief Executive Officer

Date: March 9, 2023
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Paul D. McKinney, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming his signature as he may be signed by his or her said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

/s/ Paul D. McKinney	/s/ Thomas L. Mitchell
Mr. Paul D. McKinney	Mr. Thomas L. Mitchell
Chief Executive Officer and Director	Director
(Principal Executive Officer)
Date: March 9, 2023	Date: March 9, 2023

/s/ Travis T. Thomas	/s/ Anthony B. Petrelli
Mr. Travis T. Thomas	Mr. Anthony B. Petrelli
Chief Financial Officer	Director
(Principal Financial Officer)
Date: March 9, 2023	Date: March 9, 2023

/s/ Regina Roesener	/s/ Clayton E. Woodrum
Mrs. Regina Roesener	Mr. Clayton E. Woodrum
Director	Director

Date: March 9, 2023	Date: March 9, 2023

/s/ Richard E. Harris	/s/ John A. Crum
Mr. Richard E. Harris	Mr. John A. Crum
Director	Director

Date: March 9, 2023	Date: March 9, 2023

/s/ Roy I. Ben-Dor	/s/ David S. Habachy
Mr. Roy I. Ben-Dor	Mr. David S. Habachy
Director	Director

Date: March 9, 2023	Date: March 9, 2023

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on the financial statements

We have audited the accompanying balance sheets of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
The development of estimated proved crude oil and natural gas reserves used in the calculation of depletion, depreciation and amortization expense under the full cost method of accounting and the valuation of crude oil and natural gas properties in the 2022 Stronghold Acquisition (herein referred to as “the crude oil and natural gas reserves”)
As described further in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting, which requires management to make estimates of proved crude oil and natural gas reserve volumes and future net revenues to record depletion, depreciation and amortization expense. Additionally, as described in Note 5 to the financial statements, the Company acquired significant oil and natural gas properties through an asset acquisition. Crude oil and natural gas reserves are a significant input to the determination of the acquisition date value of crude oil and natural gas properties acquired by the Company in the asset acquisition. To estimate the volume of proved crude oil and natural gas reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved crude oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved crude oil and natural gas reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion, depreciation and amortization expense. We identified the estimation of proved reserves of oil and gas properties as it relates to the recognition of depletion, depreciation and amortization expense and recording the values of properties acquired in the 2022 Stronghold Acquisition as a critical audit matter.
The principal consideration for our determination that the estimation of proved crude oil and natural gas reserves as it relates to the recognition of depletion, depreciation and amortization expense and the recording of oil and natural gas property values in the 2022 Stronghold acquisition is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future net revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion, depreciation and amortization expense and the acquisition date values of oil and natural gas properties. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved crude oil and natural gas reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved crude oil and natural gas reserves for the purpose of estimating depletion, depreciation and amortization expense and acquisition date value of crude oil and natural gas properties.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved crude oil and natural gas reserve volumes, and read the reserve report prepared by the Company’s specialists.
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated capital costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We compared the estimated pricing differentials used in the reserve report to prices realized by the Company related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the asset acquisition we compared the pricing differentials used in the reserve report to the differentials provided by the seller, and performed analytical procedures by comparing the differentials in the reserve report to actual differentials realized subsequent to the acquisition close date.
◦We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the asset acquisition we recalculated the operating costs in the reserve report based on the model provided by the seller, and performed analytical procedures by comparing the operating costs in the reserve report to operating costs realized subsequent to the acquisition close date.
◦We evaluated the method used to determine the estimated future development costs used in the reserve report and compared management’s estimates to amounts expended for recently drilled and completed wells.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the asset acquisition we compared the estimated future development costs in the reserve report to the model provided by the seller, and we performed analytical procedures by comparing the future development costs in the reserve report to actual development costs incurred subsequent to the acquisition close date.
◦We tested the working and net revenue interests used in the reserve report by inspecting land, legal and division order records.
◦We evaluated evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability to fund and intent to develop the proved undeveloped properties.
◦We applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the asset acquisition we applied analytical procedures to production forecasts by comparing the remaining forecast in 2022 in the reserve report to actual results subsequent to the acquisition close date.
◦As it relates to the recording of the acquisition date values of crude oil and natural gas properties in the asset acquisition, we utilized internal valuation specialists to assist with evaluating certain assumptions, such as risk-adjustment factors, as compared to industry surveys and publicly available market data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 9, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Ring Energy, Inc.
The Woodlands, Texas
Opinions on the Financial Statements
We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Ring Energy, Inc. (Ring Energy) for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Ring Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgement. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
•We tested the design and operating effectiveness of internal controls relating to management’s estimation of proved oil and natural gas reserves for the purpose of estimating depreciation, depletion and amortization expense and assessing for ceiling test impairment.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s independent petroleum engineer specialist and read the report prepared by the Company’s independent petroleum engineer specialist.
•We evaluated the sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions that are derived from the Company’s accounting records, such as historical pricing differentials, operating costs, estimated capital costs, and ownership interests. We tested management’s process for determining the assumptions, including the underlying support, on a sample basis where applicable. Specifically, our audit procedures involved testing management’s assumptions as follows:
◦Tested the working and net revenue interest used in the reserve report
◦Tested the model used to determine the future capital expenditures by comparing estimated future capital expenditures used in the reserve report to amounts expended for recently drilled and completed wells, where applicable;
◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;
◦Tested the model used to estimate the operating costs at year end and compared to historical operating costs;
◦Evaluated the Company’s evidence supporting the proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability to fund and intent to develop the proved undeveloped properties.
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
•We tested the effectiveness of controls over management’s estimate of the realization of the deferred tax assets and management’s tax planning strategies and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•We tested the reasonableness of management’s corporate model used to estimate future taxable income by comparing the estimates to the following:
◦Historical taxable income.
◦Evidence obtained in other areas of the audit.
◦Management’s history of carrying out its stated plans and its ability to carry out its plans.
We have served as Ring Energy’s auditor since 2013. Hansen, Barnett and Maxwell, P.C., who joined Eide Bailly LLP in 2013, had served as the Company’s auditor since 2012.
Denver, Colorado
March 16, 2021

RING ENERGY, INC.
BALANCE SHEETS

As of December 31,	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$3,712,526	$2,408,316
Accounts receivable	42,448,719	24,026,807
Joint interest billing receivable	983,802	2,433,811
Derivative assets	4,669,162	—
Inventory	9,250,717	—
Prepaid expenses and other assets	2,101,538	938,029
Total Current Assets	63,166,464	29,806,963
Properties and Equipment
Oil and natural gas properties, full cost method	1,463,838,595	883,844,745
Financing lease asset subject to depreciation	3,019,476	1,422,487
Fixed assets subject to depreciation	3,147,125	2,089,722
Total Properties and Equipment	1,470,005,196	887,356,954
Accumulated depreciation, depletion and amortization	(289,935,259)	(235,997,307)
Net Properties and Equipment	1,180,069,937	651,359,647
Operating lease asset	1,735,013	1,277,253
Derivative assets	6,129,410	—
Deferred financing costs	17,898,973	1,713,466
Total Assets	$1,268,999,797	$684,157,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$111,398,268	$46,233,452
Financing lease liability	709,653	316,514
Operating lease liability	398,362	290,766
Derivative liabilities	13,345,619	29,241,588
Notes payable	499,880	586,410
Deferred cash payment	14,807,276	—
Total Current Liabilities	141,159,058	76,668,730

Non-current Liabilities
Deferred income taxes	8,499,016	90,292
Revolving line of credit	415,000,000	290,000,000
Financing lease liability, less current portion	1,052,479	343,727
Operating lease liability, less current portion	1,473,897	1,138,319
Derivative liabilities	10,485,650	—
Asset retirement obligations	30,226,306	15,292,054
Total Liabilities	607,896,406	383,533,122
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 175,530,212 shares and 100,192,562 shares issued and outstanding, respectively	175,530	100,193
Additional paid-in capital	775,241,114	553,472,292
Accumulated deficit	(114,313,253)	(252,948,278)
Total Stockholders’ Equity	661,103,391	300,624,207
Total Liabilities and Stockholders' Equity	$1,268,999,797	$684,157,329
The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF OPERATIONS

For the years ended December 31,	2022	2021	2020

Oil, Natural Gas, and Natural Gas Liquids Revenues	$347,249,537	$196,305,966	$113,025,138

Costs and Operating Expenses
Lease operating expenses	47,695,351	30,312,399	29,753,413
Gathering, transportation and processing costs	1,830,024	4,333,232	4,090,238
Ad valorem taxes	4,670,617	2,276,463	3,125,222
Oil and natural gas production taxes	17,125,982	9,123,420	5,228,090
Depreciation, depletion and amortization	55,740,767	37,167,967	43,010,660
Ceiling test impairment	—	—	277,501,943
Asset retirement obligation accretion	983,432	744,045	906,616
Operating lease expense	363,908	523,487	1,196,372
General and administrative expense	27,095,323	16,068,105	16,874,050

Total Costs and Operating Expenses	155,505,404	100,549,118	381,686,604

Income (Loss) from Operations	191,744,133	95,756,848	(268,661,466)

Other Income (Expense)
Interest income	4	1	8
Interest (expense)	(23,167,729)	(14,490,474)	(17,617,614)
Gain (loss) on derivative contracts	(21,532,659)	(77,853,141)	21,366,068
Deposit forfeiture income	—	—	5,500,000
Net Other Income (Expense)	(44,700,384)	(92,343,614)	9,248,462

Income (Loss) Before Provision for Income Taxes	147,043,749	3,413,234	(259,413,004)

Benefit from (Provision for) Income Taxes	(8,408,724)	(90,342)	6,001,176
Net Income (Loss)	$138,635,025	$3,322,892	$(253,411,828)

Basic Earnings (Loss) per share	$1.14	$0.03	$(3.48)
Diluted Earnings (Loss) per share	$0.98	$0.03	$(3.48)
The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	67,993,797	$67,994	$526,301,281	$(2,859,342)	$523,509,933
Return of common stock issued as consideration in asset acquisition	(16,702)	(17)	(103,368)	—	(103,385)
Common stock and warrants issued for cash, net	13,075,800	13,076	19,366,756	—	19,379,832
Exercise of pre-funded warrants issued in offering	3,300,000	3,300	—	—	3,300
Common stock issued for services	35,000	35	23,765	—	23,800
Restricted stock vested	1,180,392	1,180	(1,180)	—	—
Share-based compensation	—	—	5,364,162	—	5,364,162
Net (loss)	—	—	—	(253,411,828)	(253,411,828)
Balance, December 31, 2020	85,568,287	$85,568	$550,951,415	$(256,271,170)	$294,765,813
Common stock and warrants issued for cash, net	—	$—	$(65,000)	$—	$(65,000)
Exercise of pre-funded warrants issued in offering	13,428,500	13,429	—	—	13,429
Exercise of common warrants issued in offering	442,600	443	353,637	—	354,080
Options exercised	100,000	100	199,900	—	200,000
Restricted stock vested	785,357	785	(785)	—	—
Shares to cover tax withholdings	(132,182)	(132)	132	—	—
Payments to cover tax withholdings	—	—	(385,330)	—	(385,330)
Share-based compensation	—	—	2,418,323	—	2,418,323
Net (loss)	—	—	—	3,322,892	3,322,892
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Exercise of common warrants issued in offering	10,253,907	10,254	8,192,872	—	8,203,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	1,310,894	1,311	(1,311)	—	—
Shares to cover tax withholdings for restricted stock vested	(168,523)	(169)	169	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(521,199)	—	(521,199)
Common stock issuance for Stronghold	21,339,986	21,340	69,120,215	—	69,141,555
Conversion of mezzanine preferred shares for Stronghold	42,548,892	42,549	137,815,897	—	137,858,446
Share-based compensation	—	—	7,162,231	—	7,162,231
Net income	—	—	—	138,635,025	138,635,025
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$138,635,025	$3,322,892	$(253,411,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	55,740,767	37,167,967	43,010,660
Ceiling test impairment	—	—	277,501,943
Asset retirement obligation accretion	983,432	744,045	906,616
Amortization of deferred financing costs	2,706,021	665,882	1,190,109
Share-based compensation	7,162,231	2,418,323	5,364,162
Bad debt expense	242,247	—	—
Shares issued for services	—	—	23,800
Deferred income tax expense (benefit)	8,720,992	265,479	(3,975,170)
Excess tax expense (benefit) related to share-based compensation	(312,268)	(175,187)	(2,026,006)
(Gain) loss on derivative contracts	21,532,659	77,853,141	(21,366,068)
Cash received (paid) for derivative settlements, net	(62,525,954)	(52,768,154)	22,522,591
Changes in assets and liabilities:
Accounts receivable	(17,214,150)	(9,483,639)	7,896,517
Inventory	(5,597,845)	—	—
Prepaid expenses and other assets	(1,163,509)	(541,920)	3,586,146
Accounts payable	50,808,461	15,449,215	(8,380,594)
Settlement of asset retirement obligation	(2,741,380)	(2,186,832)	(683,623)
Net Cash Provided by Operating Activities	196,976,729	72,731,212	72,159,255
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	(177,823,787)	—	—
Payments to purchase oil and natural gas properties	(1,563,703)	(1,368,437)	(1,317,313)
Payments to develop oil and natural gas properties	(129,332,155)	(51,302,131)	(42,457,745)
Payments to acquire or improve fixed assets subject to depreciation	(319,945)	(568,832)	(55,339)
Sale of fixed assets subject to depreciation	134,600	—	—
Proceeds from divestiture of oil and natural gas properties	23,700	2,000,000	—
Net Cash (Used in) Investing Activities	(308,881,290)	(51,239,400)	(43,830,397)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	636,000,000	60,150,000	26,500,000
Payments on revolving line of credit	(511,000,000)	(83,150,000)	(80,000,000)
Proceeds from issuance of common stock and warrants	8,203,126	367,509	19,383,131
Proceeds from option exercise	—	200,000	—
Payments for taxes withheld on vested restricted shares	(521,199)	(385,330)	—
Proceeds from notes payable	1,323,354	1,297,718	—
Payments on notes payable	(1,409,884)	(711,308)	—
Payment of deferred financing costs	(18,891,528)	(104,818)	(355,049)
Reduction of financing lease liabilities	(495,098)	(325,901)	(282,928)
Net Cash Provided by (Used in) Financing Activities	113,208,771	(22,662,130)	(34,754,846)
Net Increase (Decrease) in Cash	1,304,210	(1,170,318)	(6,425,988)
Cash at Beginning of Period	2,408,316	3,578,634	10,004,622
Cash at End of Period	$3,712,526	$2,408,316	$3,578,634

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2022	2021	2020
Supplemental Cash Flow Information
Cash paid for interest	$19,818,623	$14,110,421	$16,911,344

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$353,008	$171,390	$99,436
Asset retirement obligation acquired	14,538,550	662,705	—
Asset retirement obligation revision of estimate	—	435,419	34,441
Asset retirement obligation sold	—	(2,934,126)	—
Operating lease assets obtained in exchange for new operating lease liability	754,894	839,536	823,727
Operating lease asset revision	—	(621,636)	—
Financing lease assets obtained in exchange for new financing lease liability	952,101	—	—
Stock issued in property acquisition returned in final settlement	—	—	103,385
Capitalized expenditures attributable to drilling projects financed through current liabilities	9,179,003	309,365	1,415,073

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Cash paid by bank to Stronghold on closing	$121,392,455	$—	$—
Deposit in escrow	46,500,000	—	—
Direct transaction costs	9,162,143	—	—
Cash paid for realized August oil derivative losses	1,777,925	—	—
Cash paid for inventory and fixed assets acquired	4,527,103	—	—
Cash received for post-close adjustments, net	(5,535,839)	—	—
Payments for the Stronghold Acquisition	$177,823,787	$—	$—
Investing Activities - Noncash
Assumption of suspense liability	1,651,596	—	—
Assumption of derivative liabilities	24,784,406	—	—
Assumption of asset retirement obligation	14,538,550	—	—
Deferred cash payment at fair value	14,807,276	—	—
Financing Activities - Noncash
Common stock issued for acquisition	69,141,555	—	—
Convertible preferred stock issued for acquisition	$137,858,446	$—	$—
The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations – Ring Energy, Inc., a Nevada corporation (“Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a growth oriented independent exploration and production company based in The Woodlands, Texas and is engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin, all of which are part of the Permian Basin in Texas and New Mexico.
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
Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits of $3,462,526 and $1,936,805 as of December 31, 2022 and 2021, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. For the years ended December 31, 2022, 2021, and 2020, the Company provided for bad debt expense of $242,247, $0, and $0 respectively, associated with its joint interest billing receivable. As of December 31, 2022 and 2021, the Company's allowance for credit losses was $242,247 and $0, respectively, associated with its joint interest billing receivable.
The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of December 31, 2022 or 2021.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventory - During 2022, the Company purchased materials and supplies inventories in bulk to lock in prices with certain vendors. Additionally, as a part of the Stronghold Acquisition (discussed further in "Note 5 - ACQUISITIONS & DIVESTITURES"), the Company acquired an inventory yard with significant amounts of inventory. Inventory is added to the books upon the purchase of supplies (inclusive of freight and sales tax costs) to use on well sites, and inventory is reduced by material transfers for inventory usage based on the initial invoiced value. We report the balance of our inventory at the lower of cost or market value. Inventory balances are excluded from the Company's calculation of depletion.
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
The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. An ARO is a future expenditure related to the disposal or other retirement of certain assets. The Company’s ARO relates to future plugging and abandonment expenses of its oil and natural gas properties and related facilities disposal. Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs.
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2022, 2021, and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Depletion	$55,029,956	$36,735,070	$42,634,294
Depletion rate, per barrel-of-oil-equivalent (Boe)	$12.19	$11.82	$13.25
In addition, capitalized costs less accumulated depreciation, depletion and amortization and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:
1)the present value of estimated future net revenues discounted ten percent computed in compliance with SEC guidelines;
2)plus the cost of properties not being amortized;
3)plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;

4)less income tax effects related to differences between the book and tax basis of the properties.
For the year ended December 31, 2020, the Company recognized an impairment on oil and natural gas properties as a result of the ceiling test in the amount of $277,501,943. No impairment was recorded for the years ended December 31, 2022 or 2021.
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
Depreciation of buildings, equipment , software and leasehold improvements is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Depreciation expense was $205,600, $432,897, and $376,366 for the years ended December 31, 2022, 2021, and 2020, respectively.
Notes Payable – During 2022, the Company renewed its directors and officers, control of well, and cybersecurity policies, and funded the premiums with three promissory notes with a total face value after down payments of $1,323,354. As of December 31, 2022, the notes payable balance included within current liabilities on the balance sheet is $499,880. During 2021, the Company obtained external insurance for the same policies and funded the premiums by signing three promissory notes. The annual percentage rate (APR) for these notes is 4.08%. For the years ended December 31, 2022 and 2021, interest paid related to notes payable was $25,579 and $17,824, respectively, included within "Interest (expense)" in the Statements of Operations.
Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "Note 2 - REVENUE RECOGNITION" for additional information.
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
Accounting for Uncertainty in Income Taxes – In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2018 and after remain subject to examination. The Company’s federal income tax returns for the years ended December 31, 2007 and after remain subject to examination to the extent of the net operating loss (NOL) carryforwards. The Company’s franchise tax returns in Texas remain subject to examination for 2017 and after. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.
Three-Stream Reporting - Beginning July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquids ("NGLs") sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas. This represents a change in our accounting and reporting presentation necessitated by a change in the underlying facts and circumstances surrounding the Stronghold Acquisition, as Stronghold has historically reported its revenues on a three-stream basis. As clarified in the interpretive guidance of ASC 250, such changes should not be applied on a retrospective basis. Accordingly, we began reporting on a three-stream basis prospectively, beginning July 1, 2022.
Leases - The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842), effective January 1, 2019. The Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less (i.e., short term leases) and to not separate lease and non-lease components for all asset classes. The Company also elected to adopt the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.
Major Customers – During the year ended December 31, 2022, sales to three customers represented 68%, 13% and 5%, respectively, of total oil, natural gas, and natural gas liquids sales. As of December 31, 2022, sales outstanding from these three customers represented 69%, 7% and 10%, respectively, of accounts receivable. During the year ended December 31, 2021, sales to three customers represented 76%, 7% and 6%, respectively, of total oil and natural gas sales. As of December 31, 2021, sales outstanding from these three customers represented 75%, 8% and 4%, respectively, of accounts receivable. During the year ended December 31, 2020, sales to three customers represented 68%, 10% and 8%, respectively, of total oil and natural gas sales. As of December 31, 2020, sales outstanding from these three customers represented 80%, 0% and 5%, respectively, of accounts receivable.
Share-Based Employee Compensation – The Company has outstanding stock option grants and restricted stock awards to directors, officers and employees, which are described more fully in "Note 13 - EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARD PLAN AND 401(K)". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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
Share-based compensation incurred for the years ended December 31, 2022, 2021, and 2020 was $7,162,231, $2,418,323, and $5,364,162, respectively.
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

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Refer to "Note 8 - DERIVATIVE FINANCIAL INSTRUMENTS" for further details.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, followed by other related ASUs that provided targeted improvements (collectively “ASU 2016-13”). ASU 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is to be applied using a modified retrospective method and is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact to the Company’s financial statements or disclosures.
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
In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"), which clarifies or improves disclosure requirements for various topics to align with SEC regulations. This update was effective for the Company beginning in the first quarter of 2021 and is being applied retrospectively. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
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
Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. In January 2021, issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Beginning August 31, 2022, under the Company's Second Amended and Restated Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR (Standard Overnight Financing Rate) reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08"). This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update is effective for public business entities beginning after December 15, 2022, with early adoption permitted. The Company continues to evaluate the provisions of this update, but it does not believe the adoption will have a material impact on its financial position, results of operations or liquidity.
NOTE 2 – REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.
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
Until April 30, 2022, under the Company's natural gas sales processing contracts for the bulk of our Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the wellhead. However, the Company maintained ownership of the gas through processing and received proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognized the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a reduction of the transaction price.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the years ended December 31,
	2022	2021	2020
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$321,062,672	$181,533,093	$109,113,557
Natural gas	18,693,631	14,772,873	3,911,581
Natural gas liquids	7,493,234	—	—
Total oil, natural gas, and natural gas liquids revenues	$347,249,537	$196,305,966	$113,025,138
NOTE 3 – LEASES
The Company has operating leases for our offices in Midland, Texas and The Woodlands, Texas. The Midland office is under a five-year lease which began January 1, 2021. The Midland office lease was amended effective October 1, 2022, with the revised five-year lease ending September 30, 2027. Beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas. The future payments associated with these operating leases are reflected below. During the years ended December 31, 2020 and 2021 the Company had an operating lease with Arenaco, LLC for its Tulsa, Oklahoma office. The Tulsa lease was terminated as of March 31, 2021, with payments made until the end of February 2021. Refer to "Note 14 - RELATED PARTY TRANSACTIONS" for further details.
The Company has month to month leases for office equipment and compressors used in our operations on which the Company has elected to apply ASU 2016-02 (i.e. not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.
The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of December 31, 2022 are as follows:

	2023	2024	2025	2026	2027
Operating lease payments (1)	$474,464	$482,328	$494,692	$398,096	$216,000
Financing lease payments (2)	793,723	727,451	379,421	—	—
(1)The weighted average discount rate as of December 31, 2022 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $193,321. The weighted average remaining term of operating leases was 4.29 years.
(2)The weighted average discount rate as of December 31, 2022 for financing leases was 5.82%. Based on this rate, the future lease payments above include imputed interest of $138,463. The weighted average remaining term of financing leases was 2.41 years. The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Balance Sheets:

	As of December 31,
	2022	2021
Operating lease liability, current portion	398,362	290,766
Operating lease liability, non-current portion	1,473,897	1,138,319
Operating lease liability, total	1,872,259	1,429,085
Total undiscounted future cash flows (sum of future operating lease payments)	2,065,580	1,577,786
Imputed interest	193,321	148,701
Undiscounted future cash flows less imputed interest	1,872,259	1,429,085

Financing lease liability, current portion	709,653	316,514
Financing lease liability, non-current portion	1,052,479	343,727
Financing lease liability, total	1,762,132	660,241
Total undiscounted future cash flows (sum of future financing lease payments)	1,900,595	692,091
Imputed interest	138,463	31,850
Undiscounted future cash flows less imputed interest	1,762,132	660,241
The following table provides supplemental information regarding cash flows from operations:

2022
Operating lease costs	$363,908
Short-term lease costs (1)	$2,618,405
Financing lease costs:
Amortization of financing lease assets (2)	$505,211
Interest on lease liabilities (3)	$48,472
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest expense
NOTE 4 – EARNINGS (LOSS) PER SHARE INFORMATION

For the years ended December 31,	2022	2021	2020
Net Income (Loss)	$138,635,025	$3,322,892	$(253,411,828)
Basic Weighted-Average Shares Outstanding	121,264,175	99,387,028	72,891,310
Effect of dilutive securities:
Stock options	83,384	75,897	—
Restricted stock units	2,040,181	1,613,810	—
Performance stock units	248,206	—	—
Common warrants	18,118,722	20,116,440	—
Diluted Weighted-Average Shares Outstanding	141,754,668	121,193,175	72,891,310
Basic Earnings (Loss) per Share	$1.14	$0.03	$(3.48)
Diluted Earnings (Loss) per Share	$0.98	$0.03	$(3.48)
Stock options to purchase 70,500, 113,659, and 465,500 shares of common stock were excluded from the computation of diluted earnings per share during the years ended December 31, 2022, 2021 and 2020, respectively, as their effect would have been anti-dilutive. Also excluded from the computation of diluted earnings per share were 13,512, 20,610, and 2,144,617 shares of unvested restricted stock units during the years ended December 31, 2022, 2021 and 2020, respectively, as their effect would have been anti-dilutive. Unvested performance stock units of 814,255, 94,270, and —

were excluded from the computation of diluted earnings per share during the years ended December 31, 2022, 2021, and 2020, respectively, as their effect would have been anti-dilutive. Common warrants to purchase 29,804,300 shares of common stock were excluded from the computation of diluted earnings per share during the year ended December 31, 2020, as their effect would have been anti-dilutive.
Pre-funded warrants to purchase 13,428,500 shares of common stock were included in the calculation of the Basic Weighted-Average Shares Outstanding for the year ended December 31, 2020 as they were exercisable for a nominal amount and so were treated as if they were exercised at issuance. These shares were exercised in January 2021 and were included in the beginning shares outstanding for the calculation of Basic Weighted-Average Shares Outstanding for the year ended December 31, 2021.
NOTE 5 – ACQUISITIONS & DIVESTITURES
Andrews County Acquisition
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
Stronghold Acquisition
On July 1, 2022, Ring, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres located in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, Ring completed the Stronghold Acquisition.
The fair value of consideration paid to Stronghold was approximately $394.0 million, of which $165.9 million, net of customary purchase price adjustments, was paid in cash at closing, $15.0 million will be payable in cash after the six-month anniversary of the closing date of the Stronghold Acquisition. Shortly after closing, approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for certain novated hedges. The cash portion of the consideration was funded primarily from borrowings under a new fully committed revolving credit facility (the “Credit Facility”) underwritten by Truist Securities, Citizens Bank, N.A., KeyBanc Capital Markets Inc., and Mizuho Bank, Ltd. The borrowing base of the $1.0 billion Credit Facility was increased from $350.0 million to $600.0 million at the closing of the Stronghold Acquisition. The remaining consideration consisted of 21,339,986 shares of Ring common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”) which was converted into 42,548,892 shares of common stock on October 27, 2022. Please see "Note 12 - STOCKHOLDERS' EQUITY" for further discussion. In addition, Ring assumed $24.8 million of derivative liabilities, $1.7 million of items in suspense and $14.5 million in asset retirement obligations.
Purchase Price Allocation
The Stronghold Acquisition has been accounted for as an asset acquisition in accordance with ASC Topic 805 - Business Combinations. The fair value of the consideration paid by Ring and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on Ring’s books as of the date of the closing of the Stronghold Acquisition. Additionally, costs directly related to the Stronghold Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Stronghold’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.
The following table represents the preliminary allocation of the total cost of the Stronghold Acquisition to the assets acquired and liabilities assumed as of the Stronghold Acquisition date:

Consideration:
Shares of Common Stock issued	21,339,986
Common Stock price as of August 31, 2022	$3.24
Common Stock Consideration	$69,141,555

Shares of Preferred Stock issued	153,176
Aggregate Liquidation Preference	$153,176,000
Conversion Price	$3.60
As-Converted Shares of Common Stock	42,548,892
Common Stock Price as of August 31, 2022	$3.24
Preferred Stock Consideration	$137,858,446

Cash consideration:
Closing amount paid to Stronghold	121,392,455
Escrow deposit paid	46,500,000
Cash paid for inventory and fixed assets	4,527,103
Cash paid for realized losses on August oil derivatives	1,777,925
Cash received for post-close adjustments, net	(5,535,839)
Total cash consideration	168,661,644
Fair value of deferred payment liability	14,807,276
Post-close settlement to be paid to Stronghold	3,511,170
Fair value of consideration paid to seller	393,980,091

Direct transaction costs	9,162,143
Total consideration	$403,142,234

Fair value of assets acquired:
Oil and natural gas properties	439,589,683
Inventory and fixed assets	4,527,103
Amount attributable to assets acquired	$444,116,786
Fair value of liabilities assumed:
Suspense liability	1,651,596
Derivative liabilities, marked to market	24,784,406
Asset retirement obligations	14,538,550
Amount attributable to liabilities assumed	$40,974,552
Net assets acquired	$403,142,234
Approximately $40.4 million of revenues and $13.6 million of direct operating expenses attributed to the Stronghold Acquisition are included in the Company’s Statements of Operations for the period from September 1, 2022 through December 31, 2022.
NOTE 6 – DEPOSIT FORFEITURE INCOME
In the second quarter of 2020, the Company entered into an agreement with an intended buyer to sell the Company’s Delaware Basin assets. The agreement was amended on six different occasions throughout 2020 releasing the initial deposits to the Company and requiring additional non-refundable deposits. In total, $5,500,000 in non-refundable deposits were made to the Company. In October 2020, the agreement was terminated as the buyer was not able to consummate the transaction. As such, the Company recognized the $5,500,000 as income in its Statements of Operations as no divestiture of assets had occurred. Refer to "Note 17 - LEGAL MATTERS" for further details.

NOTE 7 – OIL AND NATURAL GAS PRODUCING ACTIVITIES
Set forth below is certain information regarding the aggregate capitalized costs of oil and natural gas properties and costs incurred by the Company for its oil and natural gas property acquisitions, development and exploration activities:
Net Capitalized Costs

As of December 31,	2022	2021
Oil and natural gas properties, full cost method	$1,463,838,595	$883,844,745
Financing lease asset subject to depreciation	3,019,476	1,422,487
Fixed assets subject to depreciation	3,147,125	2,089,722
Total Properties and Equipment	1,470,005,196	887,356,954
Accumulated depletion, depreciation and amortization	(289,935,259)	(235,997,307)

Net Properties and Equipment	$1,180,069,937	$651,359,647
Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2022	2021
Payments for the Stronghold Acquisition	$177,823,787	$—
Payments to purchase oil and natural gas properties	1,563,703	1,368,437
Proceeds from divestiture of oil and natural gas properties	(23,700)	(2,000,000)
Payments to develop oil and natural gas properties	129,332,155	51,302,131
Payments to acquire or improve fixed assets subject to depreciation	319,945	568,832
Sale of fixed assets subject to depreciation	$(134,600)	$—
Total Net Costs Incurred	$308,881,290	$51,239,400
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
From time to time the Company enters into derivative contracts to protect the Company’s cash flow from price fluctuation and maintain its capital programs. The Company has historically used either costless collars, deferred premium puts, or swaps for this purpose. Oil derivative contracts are based on WTI Crude Oil prices and natural gas contacts are based on Henry Hub or Waha Hub. A “costless collar” is the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Similar to costless collars, there is no cost to enter into the swap contracts. On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price. The deferred premium put contract has the premium established upon entering the contract, and due upon settlement of the contract.
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All derivative contracts have been with lenders under our credit facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Beginning September 1, the Company assumed the derivative liabilities (novated hedges) associated with its acquisition of the Stronghold assets (see "Note 5 - ACQUISITIONS & DIVESTITURES"), which are subject to master netting agreements. Additional derivative contracts with the same counterparty are also subject to netting. Still, in accordance with ASC 815-10-50-4B, the Company continues to classify the fair value of all its derivative positions on a gross basis in its corresponding Balance Sheets.

The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying Balance Sheets. The Company has not designated its derivative instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of "Other Income (Expense)" under the heading "Gain (loss) on derivative contracts" in the accompanying Statements of Operations.
The following presents the impact of the Company’s contracts on its balance sheets for the periods indicated.

	As of December 31,
	2022	2021
Commodity derivative instruments, marked to market:

Derivative assets, current	16,193,327	—
Discounted deferred premiums	(11,524,165)	—
Derivatives assets, current, net of premiums	$4,669,162	$—

Derivative assets, noncurrent	7,606,258	—
Discounted deferred premiums	(1,476,848)	—
Derivative assets, noncurrent, net of premiums	$6,129,410	$—

Derivative liabilities, current	$13,345,619	$29,241,558

Derivative liabilities, noncurrent	$10,485,650	$—
The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	For the years ended December 31,
	2022	2021	2020
Oil derivatives:
Realized gain (loss) on oil derivatives	$(61,875,870)	$(53,511,332)	$22,522,591
Unrealized gain (loss) on oil derivatives	40,546,123	(24,143,120)	(2,164,779)
Gain (loss) on oil derivatives	$(21,329,747)	$(77,654,452)	$20,357,812

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	(650,084)	743,178	—
Unrealized gain (loss) on natural gas derivatives	447,172	(941,867)	1,008,256
Gain (loss) on natural gas derivatives	$(202,912)	$(198,689)	$1,008,256

Gain (loss) on derivative contracts	$(21,532,659)	$(77,853,141)	$21,366,068
The components of “Cash (paid) received for derivative settlements, net” are as follows for the respective periods:

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Cash (paid) received on oil derivatives	$(61,875,870)	$(53,511,332)	$22,522,591
Cash (paid) received on natural gas derivatives	(650,084)	743,178	—
Cash (paid) received from derivative settlements	$(62,525,954)	$(52,768,154)	$22,522,591

The following tables reflect the details of current derivative contracts as of December 31, 2022 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	2023	2024

Swaps:
Hedged volume (Bbl)	389,250	894,000
Weighted average swap price	$77.55	$66.94

Deferred premium puts:
Hedged volume (Bbl)	773,500	91,000
Weighted average strike price	$90.64	$83.75
Weighted average deferred premium price	$15.25	$17.32

Two-way collars:
Hedged volume (Bbl)	487,622	475,350
Weighted average put price	$52.16	$67.88
Weighted average call price	$62.94	$83.32

Three-way collars:
Hedged volume (Bbl)	66,061	—
Weighted average first put price	$45.00	$—
Weighted average second put price	$55.00	$—
Weighted average call price	$80.05	$—

	Gas Hedges (Henry Hub)
	2023	2024

NYMEX Swaps:
Hedged volume (MMBtu)	159,890	552,000
Weighted average swap price	$2.40	$4.61

Two-way collars:(1)
Hedged volume (MMBtu)	2,258,317	1,712,250
Weighted average put price	$3.18	$4.00
Call hedged volume (MMBtu)	2,140,317	1,712,250
Weighted average call price	$4.89	$6.29

	Gas Hedges (basis differential)
	2023	2024

Waha basis swaps:
Hedged volume (MMBtu)	1,339,685	—
Weighted average swap price	X((2)	$—

(1) The two-way collars for the first quarter of 2023 include 2x1 collars where the put volumes of 236,000 are two times the call volumes of 118,000.

(2) The WAHA basis swaps in place for the calendar year of 2023 consist of two derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.55 per MMBtu).

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

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis (further detail in "Note 8 - DERIVATIVE FINANCIAL INSTRUMENTS").

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2021

Commodity Derivatives - Liabilities	$—	$(29,241,588)	$—	$(29,241,588)

Total	$—	$(29,241,588)	$—	$(29,241,588)

As of December 31, 2022

Commodity Derivatives - Assets	$—	$10,798,572	$—	$10,798,572
Commodity Derivatives - Liabilities	$—	$(23,831,269)	$—	$(23,831,269)

Total	$—	$(13,032,697)	$—	$(13,032,697)
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 10 – REVOLVING LINE OF CREDIT
On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank (now Truist), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (which was amended several times) that provided for a maximum borrowing base of $1 billion with security consisting of substantially all of the assets of the Company. In April 2019, the Company amended and restated the Credit Agreement with the Administrative Agent (as amended and restated, the “Credit Facility”).
On August 31, 2022, the Company modified its Credit Facility through a Second Amended and Restated Credit Agreement, extending the maturity date of the facility to August 2026. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually on each May 1 and November 1. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.
The syndicate was modified to add five lenders, replacing five exiting lenders. Rather than Eurodollar loans, the reference rate on the Second Amended and Restated Credit Agreement is the Standard Overnight Financing Rate (“SOFR”). Beginning on the June 30, 2023 financial statements and compliance certification delivery date, the Second Amended and Restated Credit Agreement will allow for the Company to declare dividends for its equity owners, subject to certain limitations. These limitations include (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow, (iv) the Borrowing Base Utilization Percentage is not greater than 80%, and (v) a Responsible Officer certifies that the other four conditions are satisfied.
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
The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, producing oil and gas. If the borrowing base utilization is less than 25% at the hedge testing date and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 0% from such hedge testing date to the next succeeding hedge testing date. If the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for shall be 25% from such hedge testing date to the next succeeding hedge testing date.
The Second Amended and Restated Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of December 31, 2022, $415,000,000 was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Second Amended and Restated Credit Agreement as of December 31, 2022.
Under the Second Amended and Restated Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of December 31, 2022, the Company's unused line of credit was $184,239,562, representative of a borrowing base of $600 million less the outstanding balance of $415 million, and standby letters of credit of $760,438 in total ($260,000 with state and federal agencies and $500,438 with an insurance company for New Mexico surety bonds). Note 15 - COMMITMENTS AND CONTINGENT LIABILITIES describes changes in the surety bonds which did not affect the letters of credit (collateral) aforementioned.
NOTE 11 – ASSET RETIREMENT OBLIGATION
A reconciliation of the asset retirement obligation for the years ended December 31, 2022, 2021 and 2020 is as follows:

Balance, December 31, 2019	$16,787,219
Liabilities incurred	99,436
Liabilities settled	(710,577)
Revision of estimate (1)	34,441
Accretion expense	906,616
Balance, December 31, 2020	$17,117,135
Liabilities acquired	662,705
Liabilities incurred	171,390
Liabilities sold	(2,934,126)
Liabilities settled	(904,514)
Revision of estimate (1)	435,419
Accretion expense	744,045
Balance, December 31, 2021	$15,292,054
Liabilities acquired	14,538,550
Liabilities incurred	353,008
Liabilities settled	(940,738)
Accretion expense	983,432
Balance, December 31, 2022	$30,226,306

(1)Several factors are considered in the annual review process, including current estimates for removal cost and estimated remaining useful life of the assets. The 2020 revision of estimates reflect an adjustment to the estimates for plugging costs. The 2021 revision of estimates primarily reflect updated interests for our working interest partners.
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
Total gross proceeds from the 2020 underwritten public offering and the registered direct offering aggregated $20,846,282. Total net proceeds for the Common Warrants exercised in 2020 aggregated $19,379,832.
Common stock issued pursuant to warrant exercise - In December 2020, the Company issued 3,300,000 shares of common stock pursuant to the exercise of Pre-Funded Warrants issued in the October 2020 registered direct offering. Gross and net proceeds were $3,300. In January 2021, the remaining 13,428,500 Pre-Funded Warrants were exercised. During the year ended December 31, 2021, 442,600 of the Common Warrants were exercised. Accordingly, the number of Common Warrants outstanding as of December 31, 2021 was 29,361,700. During the year ended December 31, 2022, a total of 10,253,907 Common Warrants were exercised, leaving the Common Warrants outstanding as of December 31, 2022 to be 19,107,793.
Common stock returned from property acquisition – As part of the Wishbone asset acquisition in April 2019, the Company issued 4,576,951 shares of common stock. In April 2020, 16,702 shares of common stock were returned and cancelled as settlement of post-closing adjustments. The shares were valued at February 25, 2019, the date of the signing of the Purchase and Sale Agreement. The price on February 25, 2019 was $6.19 per share. The aggregate value of the shares returned, based on this price, was $103,385.
Common stock issued for Stronghold acquisition - As part of the Stronghold Acquisition, 21,339,986 shares of common stock were issued to the sellers. Also as part of the Stronghold Acquisition, 153,176 shares of Preferred Stock were issued to the sellers. Each share of Preferred Stock was automatically convertible into 277.7778 shares of common stock upon stockholder approval of the conversion. On October 27, 2022, the Company’s stockholders approved the issuance of, 42,548,892 shares of common stock upon conversion of the 153,176 shares of our Preferred Stock. The preferred shares were automatically converted into such common shares as of October 27, 2022. Refer to "Note 5 - ACQUISITIONS & DIVESTITURES" for the purchase price consideration allocated to the aforementioned stock issuances.

Common stock issued for option exercises – During the year ended December 31, 2022 and 2021, the Company issued a net of 52,494 and 100,000 shares of common stock as a result of stock option exercises, respectively. No stock options were exercised in 2020. The following tables present the details of the exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2021	100,000	$2.00	100,000	—	$200,000	$3.14	$—

2021 Totals	100,000		100,000	—	$200,000		—
2021 Weighted Averages		$2.00				$3.14

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2022	100,000	$2.00	52,494	47,506	$—	$4.21	$200,000

2022 Totals	100,000		52,494	47,506	$—		200,000
2022 Weighted Averages		$2.00				$4.21
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
Compensation expense charged against income for share-based awards during the years ended December 31, 2022, 2021, and 2020 was $7,162,231, $2,418,323, and $5,364,162, respectively. These amounts are included in general and administrative expense in the Statements of Operations.
In 2011, the Board approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 341,755 shares eligible for grant, either as stock options or as restricted stock, as of December 31, 2022.
In 2021, the Board approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was subsequently approved and amended by the shareholders at the 2021 Annual Meeting. There were 5,591,224 shares eligible for grant, either as stock options or as restricted stock, as of December 31, 2022.
Employee Stock Options – No stock options have been granted in the years ended December 31, 2022, 2021, or 2020. All outstanding stock option awards vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2022, 2021, and 2020 and changes during the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022		2021		2020
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	365,500	$3.61	465,500	$3.26	2,748,500	$6.28
Issued	—	—	—	—	—	—
Forfeited or rescinded	—	—	—	—	(2,283,000)	6.89
Exercised	(100,000)	2.00	(100,000)	2.00	—	—

Outstanding at end of year	265,500	$4.21	365,500	$3.61	465,500	$3.26

Exercisable at end of year	265,500	$4.21	365,500	$3.61	455,300	$3.11
For the years ended December 31, 2022, 2021, and 2020 the Company incurred share-based compensation expense related to stock options of $—, $20,934, and $927,559, respectively. As of December 31, 2022, the Company had $0 of unrecognized compensation cost related to stock options. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2022 was $89,700. The aggregate intrinsic value of options exercisable at December 31, 2022 was $89,700. The year-end intrinsic values are based on a December 31, 2022 closing stock price of $2.46.
Stock options exercised of 100,000 shares in 2022 had an aggregate intrinsic value on the date of exercise of $221,000. Stock options exercised of 100,000 shares in 2021 had an aggregate intrinsic value on the date of exercise of $114,000. No stock options were exercised in 2020.
The following table summarizes information related to the Company’s stock options outstanding as of December 31, 2022:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
$2.00	195,000	1.00	195,000
5.50	5,000	1.21	5,000
14.54	10,000	2.74	10,000
8.00	4,500	2.92	4,500
6.42	15,000	3.34	15,000
11.75	36,000	3.95	36,000
	265,500	1.63	265,500

Restricted stock grants – Following is a table reflecting the restricted stock grants during 2022, 2021 and 2020:

Grant date	# of shares of restricted stock
October 1, 2020	900,000
October 26, 2020	150,000
December 15, 2020	930,000
April 30, 2021	33,950
June 17, 2021	1,162,152
July 6, 2021	11,824
July 12, 2021	4,007
September 1, 2021	10,417
September 8, 2021	3,306
February 9, 2022	1,247,061
April 13, 2022	7,143
May 10, 2022	10,349
June 16, 2022	2,150
July 14, 2022	8,547
August 29, 2022	30,581
September 1, 2022	37,797
September 19, 2022	49,645
Restricted stock grants issued prior to 2020 vest at the rate of 20% each year over five years beginning one year from the date granted. Restricted stock grants issued during 2020 and in following years vest at a rate of 33% each year over three years beginning one year from the date granted for all employees; for members of the Board, the restricted stock grants vest on the earliest of (i) the day before the next shareholder meeting or (ii) the first anniversary of the date of the award. A summary of the status of restricted stock grants and changes during the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	Restricted stock	Weighted- Average Grant Date Fair Value	Restricted stock	Weighted- Average Grant Date Fair Value	Restricted stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	2,572,596	$1.75	2,132,297	$2.94	1,341,889	$4.99
Granted	1,393,273	2.83	1,225,656	2.77	1,980,000	0.71
Forfeited or rescinded	(31,185)	2.83	0	—	(9,200)	3.97
Vested	(1,310,894)	1.79	(785,357)	1.37	(1,180,392)	4.97
Outstanding at end of year	2,623,790	$2.29	2,572,596	$1.75	2,132,297	$2.94
For the years ended December 31, 2022, 2021 and 2020, the Company incurred share-based compensation expense related to restricted stock grants of $4,148,639, $2,225,895, and $4,436,603, respectively. As of December 31, 2022, the Company had $2,457,386 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1.78 years.
During 2022, 2021, and 2020, 1,310,894, 785,357, and 1,180,392 shares of restricted stock vested, respectively. At the dates of vesting those shares had an aggregate intrinsic value of $3,807,996, $2,049,603, and $801,133, respectively.
Performance Stock Units - In accordance with the 2021 Plan, as of November 22, 2021, the Company entered into performance stock unit (“PSU”) agreements (the “PSU Agreement”) with certain employees. Upon approval the Board, a total of 860,216 PSU were granted to the Company’s five executive officers (the “2021 PSU Awards”). The performance period for the 2021 PSU Awards began on January 1, 2021, and will end December 31, 2023, with such awards vesting on the last day of the performance period (the vesting date). The PSUs are performance-based restricted stock units subject to the terms of the 2021 Plan and the PSU Agreement. On February 9, 2022, the Company granted additional PSU awards. A total of 860,216 PSU awards were granted to the Company's five executive officers (the "2022 PSU Awards"). The performance period for the 2022 PSU Awards began on January 1, 2022, and will end on December 31, 2024, with such awards vesting on the last day of the performance period (the vesting date). The PSUs are performance-based restricted stock units subject to the terms of the 2021 Plan and the PSU Agreement.
A summary of the status of the performance stock grants as of December 31, 2022 and 2021 along with changes during the year ended December 31, 2022 and 2021 are as follows:

	2022		2021
	Performance Stock Units	Weighted- Average Grant Date Fair Value	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	860,216	$3.87	—	$—
Granted	860,216	3.65	860,216	3.87
Forfeited or rescinded	—	—	—	—
Vested	—	—	—	—
Outstanding at end of year	1,720,432	$3.76	860,216	$3.87

For the year ended December 31, 2022 and 2021, the Company incurred share-based compensation expense related to the PSU Awards of $3,013,592 and $171,494, respectively. As of December 31, 2022, the Company had $4,037,141 of unrecognized compensation cost related to the PSU Awards that will be recognized over a weighted average period of 1.56 years.
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
The following table presents the matching contributions expense recognized for the Company’s 401(k) plan for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Employer safe harbor match	284,094	228,273	138,997
NOTE 14 – RELATED PARTY TRANSACTIONS
The Company leased office space in Tulsa, Oklahoma, from Arenaco, LLC (“Arenaco”), a company that is owned by two stockholders of the Company, Mr. Rochford, former Chairman of the Board, and Mr. McCabe, a former director of the Company. During the years ended December 31, 2021 and 2020, the Company paid $10,000 and $60,000 respectively, to Arenaco. The month-to-month Arenaco lease was terminated as of March 31, 2021.
During June 2021, the Company began using Pro-Ject Chemicals, LLC (“PJ Chemicals”) to perform various chemical services on its wells. As publicly disclosed on the Company’s website, Paul D. McKinney, Chief Executive Officer and Chairman of the Board, was a member of the board of directors of Pro-Ject Holdings, LLC, a privately owned oil field chemical services company and parent of PJ Chemicals. Mr. McKinney owned 0.34% of the shares of Pro-Ject Holdings, LLC. During the year ended December 31, 2021, the Company paid $117,830 to PJ Chemicals. As of December 31, 2021 the Company had accounts payable of $37,641 due to PJ Chemicals. As of 2022, Mr. McKinney is no longer on the board of directors of Pro-Ject Holdings, LLC.

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
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until the Company returns those wells to activity or plugs them. One of those wells has been plugged, and the bond released in the amount of $50,150, leaving the amount related to inactive wells as $50,288. On December 23, 2022, the Company increased its blanket plugging surety bond by $200,000. As of December 31, 2022, the Company had surety bonds in total of $650,288.
NOTE 16 – INCOME TAXES
For the years ended December 31, 2022, 2021, and 2020, components of our provision for (benefit from) income taxes are as follows:

Provision for Income Taxes	2022	2021	2020
Federal deferred tax	$6,437,680	$—	$(6,001,176)
State deferred tax	1,971,044	90,342	—
Provision for (Benefit From) Income Taxes	$8,408,724	$90,342	$(6,001,176)
The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for (benefit from) income taxes:

Rate Reconciliation	2022	2021	2020
Pre-tax book income (loss)	$147,043,749	$3,413,234	$(259,413,004)
Tax at federal statutory rate	$30,879,187	$716,779	$(54,476,731)
Excess tax benefit from stock option exercises and restricted stock vesting	(312,268)	(175,187)	(1,109,379)
Adjust prior estimates to tax return	214,740	2,938,948	(1,930,994)
States taxes, net of federal benefit	1,443,145	430,654	(964,393)
Valuation allowance	(24,151,242)	(3,827,194)	52,161,412
Non-deductible expenses and other	335,162	6,342	318,909
Provision for (Benefit From) Income Taxes	$8,408,724	$90,342	$(6,001,176)

The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The net deferred taxes consisted of the following as of December 31, 2022 and 2021:

	12/31/2022 Total	12/31/2021 Total
Deferred Tax Assets
Net operating loss (NOL) carryforward	70,564,004	60,155,112
Equity compensation	1,554,680	691,076
Asset retirement obligation	6,635,099	3,348,875
Fair market value of derivatives	2,827,202	6,403,745
§163(j) business interest expense carryforward	4,917,358	—
Others	1,173,441	61,077
Gross Deferred Tax Assets	87,671,784	70,659,885
Less: valuation allowance	(24,182,975)	(48,334,217)
Net Deferred Tax Assets	63,488,809	22,325,668

Deferred Tax Liabilities
Property and equipment	(71,402,820)	(22,415,959)
Other	(585,005)	—
Net Deferred Liabilities	(71,987,825)	(22,415,959)

Net Deferred Tax Liabilities	(8,499,016)	(90,292)
As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $109.3 million which, if unused, will begin to expire in 2027 and fully expire in 2037 and an additional $225.1 million that can be carried forward indefinitely. The shares issued for the Stronghold Acquisition (further discussed in Note 5 - "ACQUISITIONS & DIVESTITURES) resulted in the Company having an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 limits the availability of certain tax attributes, including net operating losses and disallowed interest carryforwards, to offset future taxable income of the Company. In evaluating its need for a valuation allowance against its deferred tax assets, the Company has estimated the amount of tax attributes related to the pre-ownership change period to be available under Section 382 in periods in which it expects deferred tax liabilities to be realized based on currently available information. Based on its current analysis, the Company does not anticipate any material tax attributes to expire unused as result of the Section 382 ownership change; however, the ultimate timing in the amount of tax attributes available in future periods may be different than the Company's current estimate and will be determined in each year as new information becomes available. Changes in expectation in the timing of the availability of the Company's tax attributes could result in adjustments to the valuation allowance in future years as it updates its analysis based on new information.
As of December 31, 2022, we carried a valuation allowance against our federal and state deferred tax assets of $24,182,975. We have considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth. During 2022, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization of net operating losses incurred after 2017. This results in an ending federal net deferred tax liability after valuation allowance of $6,437,680. Additionally, the Company reported a net state deferred tax liability at December 31, 2022 of $2,061,336 attributable to certain state deferred tax liabilities mainly associated with property and equipment.
NOTE 17 – LEGAL MATTERS
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have taken depositions and are conducting discovery.
NOTE 18 – SUBSEQUENT EVENTS

Stronghold acquisition - On February 28, 2023, as discussed in "Note 5 - ACQUISITIONS & DIVESTITURES," the deferred cash consideration of $15.0 million in cash was paid to Stronghold in accordance with terms set forth in the Purchase Agreement for the Stronghold Acquisition. In addition on March 1, 2023, the holdback amount of approximately $8.3 million which was held in escrow in accordance with the terms set forth in the Purchase Agreement for the Stronghold Acquisition was distributed to Stronghold.
Common stock issued pursuant to warrant exercise - On February 2, 2023, the Company issued 2,517,427 shares of common stock pursuant to the exercise of Common Warrants with an exercise price of $0.80. Gross and net proceeds were $2,013,942. On March 1, 2023, the Company issued 2,000,000 shares of common stock pursuant to the exercise of Common Warrants with an exercise price of $0.80. Gross and net proceeds were $1,600,000.

RING ENERGY, INC.
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES
(Unaudited)
Results of Operations from Oil and Natural Gas Producing Activities – The Company’s results of operations from oil and natural gas producing activities exclude interest expense, gain from change in fair value of derivatives, and other financing expense.

For the years ended December 31,	2022	2021	2020
Oil, natural gas, and natural gas liquids sales	$347,249,537	$196,305,966	$113,025,138
Lease operating expenses	(47,695,351)	(30,312,399)	(29,753,413)
Gathering, transportation and processing costs	(1,830,024)	(4,333,232)	(4,090,238)
Ad valorem taxes	(4,670,617)	(2,276,463)	(3,125,222)
Production taxes	(17,125,982)	(9,123,420)	(5,228,090)
Depreciation, depletion, and amortization	(55,740,767)	(37,167,967)	(43,010,660)
Ceiling test impairment	—	—	(277,501,943)
General and administrative (exclusive of corporate overhead)	(1,617,095)	(2,003,876)	(1,454,041)
Results of Oil, Natural Gas, and Natural Gas Liquids Producing Operations	$218,569,701	$111,088,609	$(251,138,469)
Net Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2022	2021
Payments for the Stronghold Acquisition	$177,823,787	$—
Payments to purchase oil and natural gas properties	1,563,703	1,368,437
Payments to develop oil and natural gas properties	129,332,155	51,302,131
Payments to acquire or improve fixed assets subject to depreciation	319,945	568,832
Sale of fixed assets subject to depreciation	(134,600)	—
Proceeds from divestiture of oil and natural gas properties	(23,700)	(2,000,000)
Total Net Costs Incurred	$308,881,290	$51,239,400
Net Capitalized Costs

As of December 31,	2022	2021
Oil and natural gas properties, full cost method	$1,463,838,595	$883,844,745
Financing lease asset subject to depreciation	3,019,476	1,422,487
Fixed assets subject to depreciation	3,147,125	2,089,722
Total Properties and Equipment	1,470,005,196	887,356,954
Accumulated depletion, depreciation and amortization	(289,935,259)	(235,997,307)

Net Properties and Equipment	$1,180,069,937	$651,359,647
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
The proved reserves estimates shown herein for the years ended December 31, 2022, 2021 and 2020 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

The reserve information in these Financial Statements represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the Company’s control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. As a result, estimates by different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the Company’s proved reserves will decline as reserves are produced.
The oil prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate (“WTI”) spot prices which equates to $90.15 per barrel, $63.04 per barrel and $36.04 per barrel, respectively. The natural gas prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $6.358 per MMBtu, $3.598 per MMBtu and $1.99 per MMBtu, respectively. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
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

For the Year Ended December 31,	2022
	Oil (1)	Natural Gas (1)	Natural Gas Liquids (1)
Proved Developed and Undeveloped Reserves
Beginning of year	65,838,609	71,773,789	—
Purchases of minerals in place	28,086,920	108,456,107	16,715,626
Extensions, discoveries and improved recovery	628,978	522,178	52,810
Sale of minerals in place	—	—	—
Production	(3,459,477)	(4,088,642)	(371,337)
Revisions of previous quantity estimates	(2,390,287)	(18,792,983)	6,708,559

End of year	88,704,743	157,870,449	23,105,658

Proved Developed at beginning of year	36,820,824	39,748,880	—
Proved Undeveloped at beginning of year	29,017,785	32,024,909	—

Proved Developed at end of year	57,012,137	106,399,050	15,332,804
Proved Undeveloped at end of year	31,692,606	51,471,399	7,772,854

For the Year Ended December 31,	2021
	Oil (1)	Natural Gas (1)	Natural Gas Liquids (1)
Proved Developed and Undeveloped Reserves
Beginning of year	66,264,286	61,305,027	—
Purchases of minerals in place	2,180,497	824,512	—
Extensions, discoveries and improved recovery	3,975,675	5,172,392	—
Sale of minerals in place	(462,970)	(555,879)	—
Production	(2,686,940)	(2,535,188)	—
Revisions of previous quantity estimates	(3,431,939)	7,562,925	—

End of year	65,838,609	71,773,789	—

Proved Developed at beginning of year	38,260,638	34,335,520	—
Proved Undeveloped at beginning of year	28,003,648	26,969,507	—

Proved Developed at end of year	36,820,824	39,748,880	—
Proved Undeveloped at end of year	29,017,785	32,024,909	—
1Oil reserves are stated in barrels; natural gas reserves are stated in thousand cubic feet; natural gas liquids reserves are stated in barrels.
Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
During the year ended December 31, 2022, our extensions and discoveries of 769 MBoe (one thousand Boe) resulted primarily from the 2022 operated drilling program in the Northwest Shelf and Central Basin Platform as well as non-operated activity in the Northwest Shelf. Revisions of 1,186 MBoe were predominately the result of converting from two-stream to three-stream reserves, the removal of proved undeveloped reserves in our Delaware asset, well performance, increased cost from 2022 industry activity, and increased commodity pricing.
The increase in proved undeveloped reserves was primarily attributable to the Stronghold Acquisition.
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
Standardized Measure of Discounted Future Net Cash Flows

December 31,	2022	2021	2020
Future cash inflows	$9,871,961,000	$4,853,709,000	$2,682,488,655
Future production costs	(2,751,896,250)	(1,395,437,250)	(821,515,126)
Future development costs	(647,196,750)	(347,757,000)	(244,323,270)
Future income taxes	(1,142,147,641)	(501,586,949)	(208,645,934)
Future net cash flows	5,330,720,359	2,608,927,801	1,408,004,325
10% annual discount for estimated timing of cash flows	(3,058,606,841)	(1,471,562,953)	(852,133,072)

Standardized Measure of Discounted Future Net Cash Flows	$2,272,113,518	$1,137,364,848	$555,871,253

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2022:
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2022	2021	2020
Beginning of the year	$1,137,364,848	$555,871,253	$923,175,051
Purchase of minerals in place	996,313,882	33,688,718	—
Extensions, discoveries and improved recovery	20,447,842	79,003,885	61,303,074
Development costs incurred during the year	67,454,522	17,513,180	29,916,746
Sales of oil and gas produced, net of production costs	(283,588,498)	(154,615,685)	(70,634,853)
Sales of minerals in place	—	(2,523,746)	—
Accretion of discount	133,209,763	63,810,764	92,838,323
Net changes in price and production costs	646,819,172	636,884,944	(368,974,767)
Net change in estimated future development costs	(53,253,626)	(44,357,751)	(3,883,985)
Revisions of previous quantity estimates	33,583,837	(22,259,508)	(66,213,586)
Changes in estimated timing of cash flows	(119,428,019)	86,845,188	(139,039,115)
Net change in income taxes	(306,810,205)	(112,496,394)	97,384,365

End of the Year	$2,272,113,518	$1,137,364,848	$555,871,253