Form 10-Q
period 2023-03-31
RING ENERGY, INC.
filed 2023-05-03
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had outstanding 195,143,179 shares of common stock ($0.001 par value).

Forward Looking Statements
This Quarterly Report on Form 10-Q (herein, “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and expenses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “would,” “should,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “plan,” “pursue,” “target,” “continue,” “potential,” “guidance,” “project” or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include:
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
•and the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Unless the context otherwise requires, references in this Quarterly Report to “Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our” or “ours” refer to Ring Energy, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The following (a) condensed balance sheet as of December 31, 2022 which has been derived from audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,725,700	$3,712,526
Accounts receivable	37,660,752	42,448,719
Joint interest billing receivable, net	2,340,588	983,802
Derivative assets	6,355,541	4,669,162
Inventory	8,808,119	9,250,717
Prepaid expenses and other assets	1,571,604	2,101,538
Total Current Assets	58,462,304	63,166,464
Properties and Equipment
Oil and natural gas properties, full cost method	1,502,859,154	1,463,838,595
Financing lease asset subject to depreciation	3,103,286	3,019,476
Fixed assets subject to depreciation	3,161,695	3,147,125
Total Properties and Equipment	1,509,124,135	1,470,005,196
Accumulated depreciation, depletion and amortization	(311,144,968)	(289,935,259)
Net Properties and Equipment	1,197,979,167	1,180,069,937
Operating lease asset	1,642,572	1,735,013
Derivative assets	6,675,355	6,129,410
Deferred financing costs	16,678,589	17,898,973
Total Assets	$1,281,437,987	$1,268,999,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$100,034,311	$111,398,268
Income tax liability	57,291	—
Financing lease liability	745,537	709,653
Operating lease liability	404,834	398,362
Derivative liabilities	8,523,681	13,345,619
Notes payable	—	499,880
Deferred cash payment	—	14,807,276
Asset retirement obligations	635,843	635,843
Total Current Liabilities	110,401,497	141,794,901

Non-current Liabilities
Deferred income taxes	10,471,669	8,499,016
Revolving line of credit	422,000,000	415,000,000
Financing lease liability, less current portion	923,391	1,052,479
Operating lease liability, less current portion	1,369,506	1,473,897
Derivative liabilities	7,406,483	10,485,650
Asset retirement obligations	29,623,015	29,590,463
Total Liabilities	582,195,561	607,896,406
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 180,627,484 shares and 175,530,212 shares issued and outstanding, respectively	180,627	175,530
Additional paid-in capital	780,659,273	775,241,114
Accumulated deficit	(81,597,474)	(114,313,253)
Total Stockholders’ Equity	699,242,426	661,103,391
Total Liabilities and Stockholders' Equity	$1,281,437,987	$1,268,999,797
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Oil, Natural Gas, and Natural Gas Liquids Revenues	$88,082,912	$68,181,032

Costs and Operating Expenses
Lease operating expenses	17,472,691	8,953,165
Gathering, transportation and processing costs	(823)	1,296,858
Ad valorem taxes	1,670,613	951,954
Oil and natural gas production taxes	4,408,140	3,218,362
Depreciation, depletion and amortization	21,271,671	9,781,287
Asset retirement obligation accretion	365,847	188,242
Operating lease expense	113,138	83,590
General and administrative expense	7,130,139	5,522,277

Total Costs and Operating Expenses	52,431,416	29,995,735

Income from Operations	35,651,496	38,185,297

Other Income (Expense)
Interest (expense)	(10,390,279)	(3,398,361)
Gain (loss) on derivative contracts	9,474,905	(27,596,141)
Other income	9,600	—
Net Other Income (Expense)	(905,774)	(30,994,502)

Income Before Provision for Income Taxes	34,745,722	7,190,795

Provision for Income Taxes	(2,029,943)	(78,752)
Net Income	$32,715,779	$7,112,043

Basic Earnings per share	$0.18	$0.07
Diluted Earnings per share	$0.17	$0.06
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426

Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities
Net income	$32,715,779	$7,112,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,271,671	9,781,287
Asset retirement obligation accretion	365,847	188,242
Amortization of deferred financing costs	1,220,384	199,274
Share-based compensation	1,943,696	1,521,910
Bad debt expense	2,894	—
Deferred income tax expense	1,972,653	65,939
(Gain) loss on derivative contracts	(9,474,905)	27,596,141
Cash paid for derivative settlements, net	(658,525)	(14,115,501)
Changes in assets and liabilities:
Accounts receivable	3,428,287	(10,078,098)
Inventory	442,598	—
Prepaid expenses and other assets	529,934	202,885
Accounts payable	(9,589,898)	2,519,011
Settlement of asset retirement obligation	(490,319)	(553,368)
Net Cash Provided by Operating Activities	43,680,096	24,439,765
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	(18,511,170)	—
Payments to purchase oil and natural gas properties	(59,099)	(360,848)
Payments to develop oil and natural gas properties	(36,939,307)	(13,860,249)
Payments to acquire or improve fixed assets subject to depreciation	(14,570)	(10,114)
Sale of fixed assets subject to depreciation	—	8,500
Proceeds from divestiture of oil and natural gas properties	54,558	—
Net Cash (Used in) Investing Activities	(55,469,588)	(14,222,711)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	56,000,000	10,000,000
Payments on revolving line of credit	(49,000,000)	(20,000,000)
Proceeds from issuance of common stock from warrant exercises	3,613,941	—
Payments for taxes withheld on vested restricted shares, net	(134,381)	—
Payments on notes payable	(499,880)	(367,381)
Reduction of financing lease liabilities	(177,014)	(118,778)
Net Cash Provided by (Used in) Financing Activities	9,802,666	(10,486,159)
Net Increase (Decrease) in Cash	(1,986,826)	(269,105)
Cash at Beginning of Period	3,712,526	2,408,316
Cash at End of Period	$1,725,700	$2,139,211

	March 31, 2023	March 31, 2022
Supplemental Cash Flow Information
Cash paid for interest	$9,246,281	$3,155,943

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$95,062	$44,458
Financing lease assets obtained in exchange for new financing lease liability	83,811	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	1,981,649	5,522,595

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	$15,000,000	$—

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended
Payment of post-close settlement	$3,511,170	$—
Payments for the Stronghold Acquisition	$18,511,170	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc. (the “Company” or “Ring”) have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statement and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Organization and Nature of Operations – Ring Energy, Inc., a Nevada corporation (“Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin, all of which are part of the Permian Basin in Texas and New Mexico.
Liquidity and Capital Considerations – The Company strives to maintain an adequate liquidity level to address volatility and risk. Sources of liquidity include the Company’s cash flow from operations, cash on hand, available borrowing capacity under its revolving credit facility, and proceeds from sales of non-strategic assets.

While changes in oil and natural gas prices affect the Company’s liquidity, the Company has put in place hedges in seeking to protect its cash flows from such price declines; however, if oil or natural gas prices rapidly deteriorate due to unanticipated economic conditions, this could have a material adverse effect on the Company’s cash flows.

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
Derivative Instruments and Hedging Activities – The Company periodically enters into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.
Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) in the Condensed Statements of Operations.
When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See "NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS" for additional information.
Concentration of Credit Risk and Receivables – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and receivables.
Cash and cash equivalents - The Company has cash in excess of federally insured limits of $1,475,700 and $3,462,526 as of March 31, 2023 and December 31, 2022, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the three months ended March 31, 2023, sales to three customers represented 66%, 13% and 11%, respectively, of total oil, natural gas, and natural gas liquids sales. As of March 31, 2023, sales outstanding from these three customers represented 73%, 10% and 9%, respectively, of accounts receivable.
Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of March 31, 2023 or December 31, 2022.
Joint interest billing receivable, net - The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. For the three months ended March 31, 2023 and March 31, 2022, the Company provided for bad debt expense of $2,894 and $0, respectively, associated with its joint interest billing receivable. The following table shows the Company's joint interest billing receivable and allowance for credit losses as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Joint interest billing receivable	2,585,729	1,226,049
Allowance for credit losses	(245,141)	(242,247)
Joint interest billing receivable, net	2,340,588	983,802
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventory - The full balance of the Company's inventory consists of materials and supplies for its operations, with no work in process or finished goods inventory balances. Inventory is added to the books upon the purchase of supplies (inclusive of freight and sales tax costs) to use on well sites, and inventory is reduced by material transfers for inventory usage based on the initial invoiced value. We report the balance of our inventory at the lower of cost or market value. Inventory balances are excluded from the Company's calculation of depletion.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Depletion	$20,980,542	$9,624,617
Depletion rate, per barrel-of-oil-equivalent (Boe)	$12.74	$12.06
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
Depreciation expense was $105,101 and $40,055 for the three months ended March 31, 2023 and 2022, respectively.
Notes Payable – During 2022, the Company renewed its directors and officers, control of well, and cybersecurity insurance policies, and funded the premiums with three promissory notes with a total face value after down payments of $1,323,354. As of March 31, 2023, the notes payable balance included within current liabilities on the balance sheet is $—. For the three months ended March 31, 2023 and 2022, interest paid related to these notes payable was $3,692 and $4,602, respectively, included within "Interest (expense)" in the Condensed Statements of Operations.
Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "NOTE 2 — REVENUE RECOGNITION" for additional information.
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
Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. During the three months ended March 31, 2023, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. Accordingly, the Company recorded the following federal and state income tax provisions for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Deferred federal income tax expense	$1,529,249	$—
Current state income tax expense	57,291	12,813
Deferred state income tax expense	443,403	65,939
Provision for Income Taxes	$2,029,943	$78,752
The Company has immaterial operations in New Mexico which is in a net deferred tax asset position for which a full valuation allowance is still recorded.

For the three months ended March 31, 2023, the Company’s overall effective tax rate of 5.84% was primarily impacted by the valuation allowance on its federal net deferred tax asset and state income taxes.
Accounting for Uncertainty in Income Taxes – In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2018 and after remain subject to examination. The Company’s federal income tax returns for the years ended December 31, 2007 and after remain subject to examination to the extent of the net operating loss (NOL) carryforwards. The Company’s franchise tax returns in Texas remain subject to examination for 2017 and after. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the Condensed Statements of Operations.
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
Share-Based Employee Compensation – The Company has outstanding stock option grants and restricted stock awards to directors, officers and employees, which are described more fully in "NOTE 10 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARDS". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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
Share-based compensation incurred for the three months ended March 31, 2023 and 2022 was $1,943,696 and $1,521,910, respectively.
Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to

provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Beginning August 31, 2022, under the Company's Second Amended and Restated Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR (Standard Overnight Financing Rate) reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.
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
NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration, as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.
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
Until April 30, 2022, under the Company's natural gas sales processing contracts for the bulk of our Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the wellhead. However, the Company maintained ownership of the gas through processing and received proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognized the fees associated with the processing as an expense rather than netting these costs against Oil and Natural Gas Revenues in the Condensed Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a reduction of the transaction price.
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$83,586,327	$63,430,627
Natural gas	1,064,563	4,750,405
Natural gas liquids	3,432,022	—
Total oil, natural gas, and natural gas liquids revenues	$88,082,912	$68,181,032
NOTE 3 — LEASES
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
Future lease payments associated with these operating and financing leases as of March 31, 2023 are as follows:

	2023	2024	2025	2026	2027
Operating lease payments (1)	$355,848	$482,328	$494,692	$398,096	$216,000
Financing lease payments (2)	618,755	758,735	410,706	3,807	—

(1)The weighted average discount rate as of March 31, 2023 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $172,624. The weighted average remaining term of operating leases was 4.04 years.

(2)The weighted average discount rate as of March 31, 2023 for financing leases was 5.94%. Based on this rate, the future lease payments above include imputed interest of $123,075. The weighted average remaining term of financing leases was 2.36 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	March 31, 2023	December 31, 2022
Operating lease liability, current portion	404,834	398,362
Operating lease liability, non-current portion	1,369,506	1,473,897
Operating lease liability, total	1,774,340	1,872,259
Total undiscounted future cash flows (sum of future operating lease payments)	1,946,964	2,065,580
Imputed interest	172,624	193,321
Undiscounted future cash flows less imputed interest	1,774,340	1,872,259

Financing lease liability, current portion	745,537	709,653
Financing lease liability, non-current portion	923,391	1,052,479
Financing lease liability, total	1,668,928	1,762,132
Total undiscounted future cash flows (sum of future financing lease payments)	1,792,003	1,900,595
Imputed interest	123,075	138,463
Undiscounted future cash flows less imputed interest	1,668,928	1,762,132
The following table provides supplemental information regarding cash flows from operations:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease costs	$113,138	$83,590
Short-term lease costs (1)	1,213,799	715,803
Financing lease costs:
Amortization of financing lease assets (2)	186,028	116,615
Interest on lease liabilities (3)	25,431	6,513

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net Income	$32,715,779	$7,112,043
Basic Weighted-Average Shares Outstanding	177,984,323	100,192,562
Effect of dilutive securities:
Stock options	14,170	102,737
Restricted stock units	1,299,741	1,890,508
Performance stock units	232,055	107,928
Common warrants	10,608,680	21,710,443
Diluted Weighted-Average Shares Outstanding	190,138,969	124,004,178
Basic Earnings per Share	$0.18	$0.07
Diluted Earnings per Share	$0.17	$0.06
Stock options to purchase 70,500 and 70,500 shares of common stock were excluded from the computation of diluted earnings per share during the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive. Also excluded from the computation of diluted earnings per share were 43,480 and 4,420 shares of unvested restricted stock units during the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive. Unvested performance stock units of 1,428,380 and 673,833 were excluded from the computation of diluted earnings per share during the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive.
NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All derivative contracts have been with lenders under our credit facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Although the counterparties hold the right to offset (i.e. netting) the settlement amounts with the Company, in accordance with ASC 815-10-50-4B, the Company classifies the fair value of all its derivative positions on a gross basis in its corresponding Condensed Balance Sheets.
The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying Condensed Balance Sheets. The Company has not designated its derivative instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of "Other Income (Expense)" under the heading "Gain (loss) on derivative contracts" in the accompanying Condensed Statements of Operations.
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	March 31, 2023	December 31, 2022
Commodity derivative instruments, marked to market:

Derivative assets, current	15,546,579	16,193,327
Discounted deferred premiums	(9,191,038)	(11,524,165)
Derivatives assets, current, net of premiums	$6,355,541	$4,669,162

Derivative assets, noncurrent	7,426,584	7,606,258
Discounted deferred premiums	(751,229)	(1,476,848)
Derivative assets, noncurrent, net of premiums	$6,675,355	$6,129,410

Derivative liabilities, current	$8,523,681	$13,345,619

Derivative liabilities, noncurrent	$7,406,483	$10,485,650
The components of “Gain (loss) on derivative contracts” are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Oil derivatives:
Realized loss on oil derivatives	$(663,762)	$(14,115,501)
Unrealized gain (loss) on oil derivatives	8,107,021	(13,480,640)
Gain (loss) on oil derivatives	$7,443,259	$(27,596,141)

Natural gas derivatives:
Realized gain on natural gas derivatives	5,237	—
Unrealized gain on natural gas derivatives	2,026,409	—
Gain on natural gas derivatives	$2,031,646	$—

Gain (loss) on derivative contracts	$9,474,905	$(27,596,141)
The components of “Cash (paid) for derivative settlements, net” are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Cash paid for oil derivatives	$(663,762)	$(14,115,501)
Cash received from natural gas derivatives	5,237	—
Cash paid for derivative settlements, net	$(658,525)	$(14,115,501)
The following tables reflect the details of current derivative contracts as of March 31, 2023 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

Swaps:
Hedged volume (Bbl)	68,250	138,000	138,000	170,625	156,975	282,900	368,000	—
Weighted average swap price	$81.73	$76.19	$74.52	$67.40	$66.40	$65.49	$68.43	$—

Deferred premium puts:
Hedged volume (Bbl)	288,925	186,300	165,600	45,500	45,500	—	—	—
Weighted average strike price	$85.30	$83.43	$83.78	$84.70	$82.80	$—	$—	$—
Weighted average deferred premium price	$12.99	$13.09	$14.61	$17.15	$17.49	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	124,450	119,163	113,285	194,003	189,347	92,000	—	348,750
Weighted average put price	$52.18	$52.12	$52.07	$67.35	$67.40	$70.00	$—	$56.00
Weighted average call price	$63.01	$62.80	$62.60	$84.42	$83.21	$81.20	$—	$76.75

Three-way collars:
Hedged volume (Bbl)	16,800	16,242	15,598	—	—	—	—	—
Weighted average first put price	$45.00	$45.00	$45.00	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$55.00	$55.00	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$80.05	$80.05	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

NYMEX Swaps:
Hedged volume (MMBtu)	87,490	117,137	116,623	75,075	63,700	50,600	577,300	553,500
Weighted average swap price	$3.34	$3.29	$3.29	$3.82	$3.82	$3.82	$4.57	$3.82

Two-way collars:
Hedged volume (MMBtu)	425,043	611,318	579,998	591,500	568,750	552,000	—	—
Weighted average put price	$3.19	$3.17	$3.15	$4.00	$4.00	$4.00	$—	$—
Call hedged volume (MMBtu)	425,043	611,318	579,998	591,500	568,750	552,000	—	—
Weighted average call price	$4.59	$4.54	$4.50	$6.29	$6.29	$6.29	$—	$—

	Gas Hedges (basis differential)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

Waha basis swaps:
Hedged volume (MMBtu)	338,461	332,855	324,021	—	—	—	—	—
Weighted average swap price	(1)	(1)	(1)	$—	$—	$—	$—	$—

(1) The WAHA basis swaps in place for the calendar year of 2023 consist of two derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.55 per MMBtu).

NOTE 6 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis (further detail in "NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS").

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2022

Commodity Derivatives - Assets	$—	$10,798,572	$—	$10,798,572
Commodity Derivatives - Liabilities	$—	$(23,831,269)	$—	$(23,831,269)

Total	$—	$(13,032,697)	$—	$(13,032,697)

As of March 31, 2023

Commodity Derivatives - Assets	$—	$13,030,896	$—	$13,030,896
Commodity Derivatives - Liabilities	$—	$(15,930,164)	$—	$(15,930,164)

Total	$—	$(2,899,268)	$—	$(2,899,268)
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 7 — REVOLVING LINE OF CREDIT
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
The Second Amended and Restated Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of March 31, 2023, $422.0 million was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Second Amended and Restated Credit Agreement as of March 31, 2023.
Under the Second Amended and Restated Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of March 31, 2023, the Company's unused line of credit was $177.2 million, representative of a borrowing base of $600 million less the outstanding balance of $422.0 million, and standby letters of credit of $760,438 in total ($260,000 with state and federal agencies and $500,438 with an insurance company for New Mexico surety bonds).
NOTE 8 — ASSET RETIREMENT OBLIGATION
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

Balance, December 31, 2022	$30,226,306
Liabilities incurred	95,062
Liabilities settled	(428,357)
Revision of estimate	—
Accretion expense	365,847
Balance, March 31, 2023	$30,258,858
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	March 31, 2023	December 31, 2022
Asset retirement obligations, current	635,843	635,843
Asset retirement obligations, non-current	29,623,015	29,590,463
Asset retirement obligations	$30,258,858	$30,226,306
NOTE 9 — STOCKHOLDERS' EQUITY
As of December. 31, 2022, the Company had 19,107,793 exercisable common warrants, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the three months ended March 31, 2023, a total of 4,517,427 common warrants were exercised. The Company received $0.80 per warrant, with total proceeds received from these exercises being $3,613,941. As of March. 31, 2023 there remained 14,590,366 exercisable common warrants.
NOTE 10 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARDS
Compensation expense charged against income for share-based awards during the three months ended March 31, 2023 and 2022 was $1,943,696 and $1,521,910, respectively. These amounts are included in General and administrative expense in the Condensed Statements of Operations.
In 2011, the Board approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 341,755 shares eligible for grant, either as stock options or as restricted stock, as of March 31, 2023.
In 2021, the Board approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was subsequently approved and amended by the shareholders at the 2021 Annual Meeting. There were 2,169,932 shares eligible for grant, either as stock options or as restricted stock, as of March 31, 2023.
Stock Options
A summary of the status of the stock options as of March 31, 2023 and 2022 and changes during the three months then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 years	$536,900
Exercisable, March 31, 2022	365,500	$3.61	2.21 years

Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Exercisable, March 31, 2023	265,500	$4.21	1.39 years
The intrinsic values were calculated using the closing price on March 31, 2023 of $1.90 and the closing price on March 31, 2022 of $3.82. As of March 31, 2023, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock activity as of March 31, 2023 and 2022, respectively, and changes during the three months then ended are as follows:

	Restricted stock	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09

Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17
As of March 31, 2023, the Company had $6,408,759 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 2.25 years. Grant activity for the three months ended March 31, 2023 was primarily restricted shares for the annual long-term incentive plan awards for employees.
Performance Stock Units
A summary of the status of the performance stock grants as of March 31, 2023 and 2022, respectively, along with changes during the three months then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76

Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34
As of March 31, 2023, the Company had $7,402,107 of unrecognized compensation cost related to the PSU Awards that will be recognized over a weighted average period of 1.95 years.
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES
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
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until the Company returns those wells to activity or plugs them. One of those wells has been plugged, and the bond released in the amount of $50,150, leaving the amount related to inactive wells as $50,288. On December 23, 2022, the Company increased its blanket plugging surety bond by $200,000. As of March 31, 2023, the Company had surety bonds in total of $650,288.
NOTE 12 — SUBSEQUENT EVENTS
Warrant Agreement Exercise Price Reductions
As previously reported, on October 29, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors, pursuant to which the Company agreed, among other things, to offer, issue and sell an aggregate of (i) 12,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), (ii) pre-funded warrants to purchase up to 9,052,630 shares of Common Stock, and (iii) common warrants to purchase up to 21,052,630 shares of Common Stock to the investors in a registered direct offering, for an aggregate purchase price of $18 million. The warrants had an exercise price of $0.80 per share and were exercisable until October 29, 2025.

On April 11 and 12, 2023, the Company and certain holders of the warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreements (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the exercise of the warrants held by such Participating Holder in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the warrants by the Participating Holders pursuant to the Exercise Agreement. After the full exercise of the warrants held by the Participating Holders, warrants to purchase approximately 78,200 shares of Common Stock remain outstanding.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” "Forward Looking Statements" and elsewhere in this Quarterly Report.
Overview
Ring is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf, the Central Basin Platform, and the Delaware Basin all of which are part of the Permian Basin.
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
•Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. In an effort to maximize its value and resources potential, Ring intends to drill and develop its acreage base in both the Northwest Shelf and Central Basin Platform assets, allowing Ring to execute on its plan of operating within its generated cash flow.
•Reduction of long-term debt and de-leveraging of asset. Ring intends to reduce its long-term debt primarily through the use of free cash flow from operations and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and de-lever its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended March 31, 2023, the deferred cash consideration of $15 million and $3.5 million in post close settlement was paid to Stronghold in accordance with terms set forth in the Purchase Agreement for the Stronghold Acquisition which contributed to the increase in long-term debt to $422,000,000.
•Employ industry leading drilling and completion techniques. Ring’s executive team intends to utilize new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to a low-cost structure that helps maximize the returns generated by our drilling programs.
•Pursue strategic acquisitions with exceptional upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. We pursue an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve balance sheet metrics and are accretive to shareholders. Our executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging the relationships of its management and board of directors will be a competitive advantage in identifying potential acquisition targets.
2023 Developments and Highlights

Drilling, Completion, and Recompletion

In the first quarter of 2023, the Company drilled and completed two 1-mile horizontal wells in the Northwest Shelf, each with 100% working interest, and drilled and completed two 1.5-mile horizontal wells in the Northwest Shelf, one with a working interest of approximately 99.8% and the other with a working interest of approximately 75.4%. Next, the Company drilled and completed three vertical wells in the Central Basin Platform, each with a working interest of 100%. Additionally, the Company performed six vertical well recompletions in the Central Basin Platform, each with a working interest of 100%.
The table below sets forth our drilling and completion activities for 2023 for the first quarter ended March 31, 2023.

Quarter	Area	Wells Drilled	Wells Completed	Recompletions

1Q 2023	Central Basin Platform (Horizontal)	—	—	—
	Central Basin Platform (Vertical)	3	3	6
	Northwest Shelf	4	4	—
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the price of crude oil and natural gas and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand both domestically and world wide, which are impacted by many factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.
Average oil and natural gas prices received through 2022 and 2023 to date continue to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.

Results of Operations
The following table sets forth selected operating data for the three months ended March 31, 2023 and 2022:

	2023	2022

Net production:
Oil (Bbls)	1,139,413	676,215
Natural gas (Mcf)	1,601,407	732,283
Natural gas liquids (Bbls)	239,992	—
Total production (Boe)(1)	1,646,306	798,262

Net sales:
Oil	$83,586,327	$63,430,627
Natural gas	1,064,563	4,750,405
Natural gas liquids	3,432,022	—
Total sales	$88,082,912	$68,181,032

Average sales price:
Oil (per Bbl)	$73.36	$93.80
Natural gas (per Mcf)	0.66	6.49
Natural gas liquids (Bbl)	14.30	—
Total per Boe	$53.50	$85.41

Production costs and expenses:
Lease operating expenses	$17,472,691	$8,953,165
Gathering, transportation and processing costs	(823)	1,296,858
Ad valorem taxes	1,670,613	951,954
Oil and natural gas production taxes	4,408,140	3,218,362

Other costs and operating expenses:
Depreciation, depletion and amortization	$21,271,671	$9,781,287
Asset retirement obligation accretion	365,847	188,242
Operating lease expense	113,138	83,590
General and administrative expense
(excluding stock-based compensation)	5,186,443	4,000,367
Stock-based compensation expense	1,943,696	1,521,910

Other income (expense):
Interest (expense)	$(10,390,279)	$(3,398,361)
Gain (loss) on derivative contracts	9,474,905	(27,596,141)
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The discussion below references the table above and the financial statements.
Oil sales. Oil sales increased approximately $20.2 million from $63.4 million to $83.6 million due to an increase in sales volume from 676,215 barrels of oil to 1,139,413 barrels of oil, offset by a decrease in the average realized per barrel oil price from $93.80 to $73.36. The increased volume was primarily attributable to the Ring's acquisition of interests in oil and gas leases and related property of Stronghold Energy II Operating, LLC and Stronghold Energy II Royalties, LP, the "Stronghold Acquisition," which was completed on August 31, 2022. The decreased average realized per barrel oil price was a result of the significantly lower oil prices during the first quarter of 2023 compared to the first quarter of 2022.
Natural gas sales. Natural gas sales decreased approximately $3.7 million from $4.8 million to $1.1 million. The natural gas sales volume increased from 732,283 Mcf to 1,601,407 Mcf. The average realized per Mcf gas price decreased from $6.49 to $0.66. The sales volume increase was due to additional production from the wells acquired in the Stronghold Acquisition, which closed August 31, 2022. The price decrease was driven by a significant reduction in natural gas prices during the first quarter of 2023 compared to the prices received in the first quarter of 2022, as well as the Company's change in reporting presentation from two-stream (oil and natural gas) to three-stream (oil, natural gas and natural gas liquids) beginning July 1, 2022. In addition, another contributor is the change in the handling of gathering, processing and transportation costs outlined below.
Natural gas liquids sales. Natural gas liquids sales increased approximately $3.4 million from $0.0 million to $3.4 million. NGL sales volumes in were 239,992 barrels of NGLs compared to zero barrels of NGLs due to the Company’s change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. The average realized price per barrel of NGLs was $14.30 for the three months ended March 31, 2023.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $8,953,165 to $17,472,691 and decreased on a Boe basis from $11.22 to $10.61. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. LOE increased primarily due to a 106% increase in production of 848,044 Boe as a result of the 2022 continuous drilling development program and the Stronghold Acquisition. This increase in production enhanced the ability for the Company to reduce lifting cost for the three months ended March 31, 2023.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) decreased from $1,296,858 to a negative $823 and decreased on a Boe basis from $1.62 to $0.00. GTP costs decreased due to costs classified as a reduction to oil and natural gas sales revenues, due to a natural gas processing entity taking control of transportation at the wellhead beginning May 1, 2022. The negative $823 recognized during the first quarter of 2023 was a result of payout adjustments made during the current period.
Ad valorem taxes. Our total ad valorem taxes increased from $951,954 to $1,670,613 and decreased on a Boe basis from $1.19 to $1.01. Ad valorem taxes increased primarily due to the increase in taxed commodity prices and future estimated cash flows in comparison with the prior year's period, including the properties acquired in the Stronghold Acquisition and wells newly drilled in 2022.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.72% for the three months ended March 31, 2022 and increased to 5.00% for the three months ended March 31, 2023. Overall, the percentage was consistent period over period. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states (currently only Texas and New Mexico), and on the possibility that any state may raise its production tax rates.
Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased from $9,781,287 to $21,271,671 due to an increase in our total estimated costs of property as well as an increase of 848,044 in Boe produced. Our average depreciation, depletion and amortization per Boe increased from $12.25 per Boe to $12.92 per Boe primarily due to increased total property and reserves from the Stronghold Acquisition, with other increases from fixed fixed assets additions and additional finance leases for trucks, offset by natural decline in total available reserves. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total Boe volumes sold.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $188,242 to $365,847 as a result of the 35 additional wells added from drilling and completion activities and two wells from participation in non-operating activities between the beginning of the second quarter of 2022 and the end of the first quarter of 2023 as well as ARO accretion associated with the properties acquired in the Stronghold Acquisition, offset by 34 wells plugged and abandoned during the prior 12 months.

Operating lease expense. Our operating lease expense increased from $83,590 to $113,138 due to our Midland office lease amendment effective October 1, 2022.
General and administrative expenses (including share-based compensation). General and administrative expenses increased from $5,522,277 to $7,130,139 due primarily to increases in salaries, bonuses, and share-based compensation, by approximately $1.4 million. This was attributed to a nearly doubled headcount from 2021 to 2022 to support our growth. Other cost increases include professional fees, legal/attorney fees, software maintenance, and investor relations due to our increased level of operating activities.
Interest expense. Interest expense increased from $3,398,361 to $10,390,279 primarily due to the result of higher amounts outstanding on our credit facility, with a weighted average daily debt of approximately $293.9 million during the first quarter of 2022 compared to approximately $424.3 million during the first quarter of 2023, particularly due to the additional debt incurred in connection with the Stronghold Acquisition. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average interest rate of 8.2% in the first quarter of 2023 and 4.3% in the first quarter of 2022.
Gain (loss) on derivative contracts. The Company recorded a loss on derivative contracts of $27,596,141 for the three months ended March 31, 2022 compared to a gain on derivative contracts of $9,474,905 for the three months ended March 31, 2023. For the derivative contract settlements, the Company recorded a realized loss of $14,115,501 for the three months ended March 31, 2022 and a realized loss of $658,525 for the three months ended March 31, 2023. The decrease of $13,456,976 in the realized loss was a result of lower crude oil prices, which was above the fixed prices of the contracts. For the marked-to-market contracts, the Company recorded an unrealized loss of $13,480,640 for the three months ended March 31, 2022 and an unrealized gain of $10,133,430 for the three months ended March 31, 2023. This change in unrealized derivatives was due to the changes in commodity prices, the roll off of unfavorable contracts, and the Company's purchase of more favorable contracts.
Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $78,752 for the three months ended March 31, 2022 to a provision of $2,029,943 for the three months ended March 31, 2023. The current year federal tax provision was the result of state tax expense and the recognition of certain existing deferred tax assets that will not be offset by exiting deferred tax liabilities as the result of the 80% limitation on the utilization of net operating losses incurred after 2017.
Net income (loss). The Company achieved a net income of $7,112,043 for the three months ended March 31, 2022 compared to net income of $32,715,779 for the three months ended March 31, 2023. The increase in net income was due primarily to the increase in oil, natural gas, and natural gas liquids revenues, as well as the reduction in derivative contract losses, offset by increases in lease operating expenses, depletion, general and administrative expenses, and interest expense.
Liquidity and Capital Resources
As of March 31, 2023, the Company had cash on hand of $1,725,700, compared to $3,712,526 as of December 31, 2022. The Company had net cash provided by operating activities for the three months ended March 31, 2023 of $43,680,096, compared to $24,439,765 for the same period in 2022 primarily due to higher year to date revenues, which resulted in more cash received from customers, as well as a significant decrease in working capital. The Company used net cash in investing activities of $55,469,588 for the three months ended March 31, 2023, compared to $14,222,711 for the same period in 2022, driven by an increase in capital expenditures to develop oil and natural gas properties. Net cash provided by financing activities was $9,802,666 for the three months ended March 31, 2023 during which time $7 million was the net borrowing of principal on our Credit Facility.
We will continue to focus on maximizing free cash flow in 2023 through a combination of cost monitoring and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.
During the remainder of 2023, we will remain focused on maximizing free cash flow, reducing our debt level, and maximizing our liquidity.
Availability of Capital Resources under Credit Facility

On August 31, 2022, the Company modified its Credit Facility with Truist (the "Administrative Agent") through a Second Amended and Restated Credit Agreement. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The syndicate was modified to add five lenders, replacing five exiting lenders.
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
The Company is required to maintain on a rolling 24-month basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from the proved, developed, producing oil and gas. If the borrowing base utilization is less than 25% at the hedge testing date and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24-month period provided for will be 0% from such hedge testing date to the next succeeding hedge testing date. If the borrowing base utilization percentage is equal to or greater than 25%,but less than 50% and the leverage ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24-month period provided for will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of March 31, 2023, $422,000,000 was outstanding on the Credit Facility and we were in compliance with all of our covenants.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of March 31, 2023 (quantities are in barrels for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

Swaps:
Hedged volume (Bbl)	68,250	138,000	138,000	170,625	156,975	282,900	368,000	—
Weighted average swap price	$81.73	$76.19	$74.52	$67.40	$66.40	$65.49	$68.43	$—

Deferred premium puts:
Hedged volume (Bbl)	288,925	186,300	165,600	45,500	45,500	—	—	—
Weighted average strike price	$85.30	$83.43	$83.78	$84.70	$82.80	$—	$—	$—
Weighted average deferred premium price	$12.99	$13.09	$14.61	$17.15	$17.49	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	124,450	119,163	113,285	194,003	189,347	92,000	—	348,750
Weighted average put price	$52.18	$52.12	$52.07	$67.35	$67.40	$70.00	$—	$56.00
Weighted average call price	$63.01	$62.80	$62.60	$84.42	$83.21	$81.20	$—	$76.75

Three-way collars:
Hedged volume (Bbl)	16,800	16,242	15,598	—	—	—	—	—
Weighted average first put price	$45.00	$45.00	$45.00	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$55.00	$55.00	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$80.05	$80.05	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

NYMEX Swaps:
Hedged volume (MMBtu)	87,490	117,137	116,623	75,075	63,700	50,600	577,300	553,500
Weighted average swap price	$3.34	$3.29	$3.29	$3.82	$3.82	$3.82	$4.57	$3.82

Two-way collars:
Hedged volume (MMBtu)	425,043	611,318	579,998	591,500	568,750	552,000	—	—
Weighted average put price	$3.19	$3.17	$3.15	$4.00	$4.00	$4.00	$—	$—
Call hedged volume (MMBtu)	425,043	611,318	579,998	591,500	568,750	552,000	—	—
Weighted average call price	$4.59	$4.54	$4.50	$6.29	$6.29	$6.29	$—	$—

	Gas Hedges (basis differential)
	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025

Waha basis swaps:
Hedged volume (MMBtu)	338,461	332,855	324,021	—	—	—	—	—
Weighted average swap price	(1)	(1)	(1)	$—	$—	$—	$—	$—
(1) The WAHA basis swaps in place for the calendar year of 2023 consist of two derivative contracts, each with a fixed price of the Henry Hub natural gas price less a fixed amount (weighted average of $0.55 per MMBtu).
Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying Condensed Balance Sheets. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of Other Income (Expense) in the accompanying Condensed Statements of Operations.

The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2023, 100% of our derivative instruments are with lenders under our Credit Facility.
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
As of March 31, 2023, we had no off-balance sheet financing arrangements.
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
The process of acquiring one or more additional oil and gas properties would impact our financial position and reduce our cash position. The types of costs that we may incur include the costs to retain consultants specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and proforma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate other acquisitions of oil and gas producing properties.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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

Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $35.5 million as of March 31, 2023). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2023, sales to three customers, Phillips 66 Company ("Phillips"), Enterprise Crude Oil LLC ("Enterprise"), and NGL Crude Partners ("NGL Crude") represented 66%, 13% and 11%, respectively, of our oil, natural gas, and natural gas liquids revenues. As of March 31, 2023, Phillips represented 73% of our accounts receivable, Enterprise represented 10% of our accounts receivable and NGL Crude represented 9% of our accounts receivable. We believe that the loss of any of these customers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.
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
As of March 31, 2023, we had $422.0 million outstanding on our Credit Facility with a weighted average interest rate for the three months ended March 31, 2023 of 8.2%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.2 million change in our annual interest expense. See "NOTE 7 — REVOLVING LINE OF CREDIT" in the Footnotes to the financial statements for more information on the Company’s interest rates on our Credit Facility.
Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Currency Exchange Rate Risk
Foreign sales accounted for none of the Company's sales; the Company accepts payment for its commodity sales only in U.S. dollars. Ring is therefore not exposed to foreign currency exchange rate risk on these sales.
Please also see Item 1A “Risk Factors” above for a discussion of other risks and uncertainties we face in our business.
Item 4: Controls and Procedures
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have begun taking depositions and are conducting discovery.
Item 1A: Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our 2022 Form 10-K. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
None.

Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furnished Herewith
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer						X
32.2	Section 1350 Certification Chief Financial Officer						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: May 3, 2023	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)