Form 10-Q
period 2023-06-30
RING ENERGY, INC.
filed 2023-08-03
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had outstanding 195,356,773 shares of common stock ($0.001 par value).

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
•possible adverse results from litigation and the use of financial resources to defend ourselves; and
•the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The following (a) condensed balance sheet as of December 31, 2022 which has been derived from our audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,749,975	$3,712,526
Accounts receivable	32,044,159	42,448,719
Joint interest billing receivables, net	2,617,815	983,802
Derivative assets	8,307,537	4,669,162
Inventory	7,327,295	9,250,717
Prepaid expenses and other assets	3,061,216	2,101,538
Total Current Assets	55,107,997	63,166,464
Properties and Equipment
Oil and natural gas properties, full cost method	1,524,510,887	1,463,838,595
Financing lease asset subject to depreciation	3,144,038	3,019,476
Fixed assets subject to depreciation	2,762,370	3,147,125
Total Properties and Equipment	1,530,417,295	1,470,005,196
Accumulated depreciation, depletion and amortization	(331,153,213)	(289,935,259)
Net Properties and Equipment	1,199,264,082	1,180,069,937
Operating lease asset	1,628,832	1,735,013
Derivative assets	10,555,937	6,129,410
Deferred financing costs	15,458,204	17,898,973
Total Assets	$1,282,015,052	$1,268,999,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90,021,106	$111,398,268
Income tax liability	98,481	—
Financing lease liability	761,110	709,653
Operating lease liability	394,404	398,362
Derivative liabilities	7,848,580	13,345,619
Notes payable	1,412,674	499,880
Deferred cash payment	—	14,807,276
Asset retirement obligations	408,958	635,843
Total Current Liabilities	100,945,313	141,794,901

Non-current Liabilities
Deferred income taxes	4,074,183	8,499,016
Revolving line of credit	397,000,000	415,000,000
Financing lease liability, less current portion	765,753	1,052,479
Operating lease liability, less current portion	1,263,936	1,473,897
Derivative liabilities	10,829,096	10,485,650
Asset retirement obligations	28,296,455	29,590,463
Total Liabilities	543,174,736	607,896,406
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 195,350,672 shares and 175,530,212 shares issued and outstanding, respectively	195,350	175,530
Additional paid-in capital	791,450,835	775,241,114
Accumulated deficit	(52,805,869)	(114,313,253)
Total Stockholders’ Equity	738,840,316	661,103,391
Total Liabilities and Stockholders' Equity	$1,282,015,052	$1,268,999,797
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Oil, Natural Gas, and Natural Gas Liquids Revenues	$79,348,573	$84,961,875	$167,431,485	$153,142,907

Costs and Operating Expenses
Lease operating expenses	15,938,106	8,301,443	33,410,797	17,254,608
Gathering, transportation and processing costs	(1,632)	549,389	(2,455)	1,846,247
Ad valorem taxes	1,670,343	949,239	3,340,956	1,901,193
Oil and natural gas production taxes	4,012,139	4,157,457	8,420,279	7,375,819
Depreciation, depletion and amortization	20,792,932	10,749,204	42,064,603	20,530,491
Asset retirement obligation accretion	353,878	186,303	719,725	374,545
Operating lease expense	115,353	83,590	228,491	167,180
General and administrative expense	6,810,243	5,832,302	13,940,382	11,354,579

Total Costs and Operating Expenses	49,691,362	30,808,927	102,122,778	60,804,662

Income from Operations	29,657,211	54,152,948	65,308,707	92,338,245

Other Income (Expense)
Interest income	79,745	—	79,745	—
Interest (expense)	(10,550,807)	(3,279,299)	(20,941,086)	(6,677,660)
Gain (loss) on derivative contracts	3,264,660	(7,457,018)	12,739,565	(35,053,159)
Gain (loss) on disposal of assets	(132,109)	—	(132,109)	—
Other income	116,610	—	126,210	—
Net Other Income (Expense)	(7,221,901)	(10,736,317)	(8,127,675)	(41,730,819)

Income Before Benefit from (Provision for) Income Taxes	22,435,310	43,416,631	57,181,032	50,607,426

Benefit from (Provision for) Income Taxes	6,356,295	(1,472,209)	4,326,352	(1,550,961)
Net Income	$28,791,605	$41,944,422	$61,507,384	$49,056,465

Basic Earnings per Share	$0.15	$0.39	$0.33	$0.47
Diluted Earnings per Share	$0.15	$0.32	$0.32	$0.39
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Six Months Ended June 30, 2023	Shares	Amount
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	288,709	289	(289)	—	—
Shares to cover tax withholdings for restricted stock vested	(77,687)	(78)	78	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(141,682)	—	(141,682)
Share-based compensation	—	—	2,260,312	—	2,260,312
Net income	—	—	—	28,791,605	28,791,605
Balance, June 30, 2023	195,350,672	$195,350	$791,450,835	$(52,805,869)	$738,840,316

For the Six Months Ended June 30, 2022
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160
Exercise of common warrants issued in offering	6,453,907	6,454	5,156,672	—	5,163,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	610,195	610	(610)	—	—
Shares to cover tax withholdings for restricted stock vested	(73,047)	(73)	73	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(257,694)	—	(257,694)
Share-based compensation	—	—	1,899,245	—	1,899,245
Net income	—	—	—	41,944,422	41,944,422
Balance, June 30, 2022	107,236,111	$107,236	$561,791,836	$(203,891,813)	$358,007,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities
Net income	$61,507,384	$49,056,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,064,603	20,530,490
Asset retirement obligation accretion	719,725	374,545
Amortization of deferred financing costs	2,440,769	388,548
Share-based compensation	4,204,008	3,421,155
Bad debt expense	22,209	—
Deferred income tax expense (benefit)	(4,575,710)	1,550,961
Excess tax expense (benefit) related to share-based compensation	150,877	—
(Gain) loss on derivative contracts	(12,739,565)	35,053,159
Cash received (paid) for derivative settlements, net	(478,930)	(33,732,766)
Changes in operating assets and liabilities:
Accounts receivable	8,748,338	(14,393,828)
Inventory	1,923,422	—
Prepaid expenses and other assets	(959,678)	(2,267,717)
Accounts payable	(15,061,289)	6,847,979
Settlement of asset retirement obligation	(919,886)	(1,666,576)
Net Cash Provided by Operating Activities	87,046,277	65,162,415
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	(18,511,170)	—
Payments to purchase oil and natural gas properties	(878,743)	(743,851)
Payments to develop oil and natural gas properties	(72,551,222)	(49,654,172)
Payments to acquire or improve fixed assets subject to depreciation	(25,894)	(91,760)
Sale of fixed assets subject to depreciation	332,230	134,600
Proceeds from divestiture of equipment for oil and natural gas properties	54,558	25,066
Receipt from sale of Delaware properties	7,992,917	—
Net Cash (Used in) Investing Activities	(83,587,324)	(50,330,117)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	84,500,000	50,500,000
Payments on revolving line of credit	(102,500,000)	(70,500,000)
Proceeds from issuance of common stock from warrant exercises	12,301,596	5,163,126
Payments for taxes withheld on vested restricted shares, net	(276,063)	(257,694)
Proceeds from notes payable	1,565,071	928,626
Payments on notes payable	(652,277)	(620,741)
Reduction of financing lease liabilities	(359,831)	(230,642)
Net Cash Provided by (Used in) Financing Activities	(5,421,504)	(15,017,325)
Net Increase (Decrease) in Cash	(1,962,551)	(185,027)
Cash at Beginning of Period	3,712,526	2,408,316
Cash at End of Period	$1,749,975	$2,223,289

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended

	June 30, 2023	June 30, 2022
Supplemental Cash Flow Information
Cash paid for interest	$18,622,944	$6,228,393

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$173,516	$122,206
Asset retirement obligation sold	(2,262,478)	—
Operating lease assets obtained in exchange for new operating lease liability	1,148,400	—
Financing lease assets obtained in exchange for new financing lease liability	142,719	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	(2,621,236)	11,181,178

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	$15,000,000	$—
Payment of post-close settlement	$3,511,170	$—
Payments for the Stronghold Acquisition	$18,511,170	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION & SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy" or “Ring”), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Organization and Nature of Operations – Ring Energy is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, both of which are part of the Permian Basin.
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
As the Company has not designated its derivative instruments as hedges for accounting purposes, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of other income (expense) in the Condensed Statements of Operations.
When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See "NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS" for additional information.
Concentration of Credit Risk and Receivables – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and receivables.
Cash and cash equivalents - The Company had cash in excess of federally insured limits of $1,499,975 and $3,462,526 as of June 30, 2023 and December 31, 2022, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the six months ended June 30, 2023, sales to three customers represented 68%, 13% and 11%, respectively, of total oil, natural gas, and natural gas liquids sales. As of June 30, 2023, receivables outstanding from these three customers represented 71%, 13% and 11%, respectively, of accounts receivable.

Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of June 30, 2023 or December 31, 2022.
Joint interest billing receivables, net - The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for bad debt expense associated with its joint interest billing receivables during the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Bad debt expense	$19,315	$—	$22,209	$—
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Joint interest billing receivables	$2,776,650	$1,226,049
Allowance for credit losses	(158,835)	(242,247)
Joint interest billing receivables, net	$2,617,815	$983,802
The relief of $83,412 in the allowance for credit losses during the six months ended June 30, 2023 was primarily due a clearing of $105,620 in allowances that were associated with the Delaware Basin asset sale, offset by new allowances booked (see NOTE 5 — ACQUISITIONS & DIVESTITURES for more detail).
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had no such investments.
Inventory - The full balance of the Company's inventory consists of materials and supplies for its operations, with no work in process or finished goods inventory balances. Inventory is added to the books upon the purchase of supplies (inclusive of freight and sales tax costs) to use on well sites, and inventory is reduced by material transfers for inventory usage based on the initial invoiced value. The Company reports the balance of its inventory at the lower of cost or market value. Inventory balances are excluded from the Company's calculation of depletion.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Depletion	$20,511,809	$10,629,787	$41,492,351	$20,254,404
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.05	$12.51	$12.89	$12.28
In addition, capitalized costs less accumulated depreciation, depletion and amortization and related deferred income taxes are not allowed to exceed an amount (the full cost ceiling) equal to the sum of:
1)the present value of estimated future net revenues discounted at ten percent computed in compliance with SEC guidelines;
2)plus the cost of properties not being amortized;
3)plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;
4)less income tax effects related to differences between the book and tax basis of the properties.
Land, Buildings, Equipment, Software, Leasehold Improvements, and Automobiles – Land, buildings, equipment, software, leasehold improvements, and automobiles are carried at historical cost, adjusted for impairment loss and accumulated depreciation (except for land). Historical costs include all direct costs associated with the acquisition of land, buildings, equipment, software, leasehold improvements, and automobiles and placing them in service. Upon sale or abandonment, the cost of the fixed asset(s) and related accumulated depreciation are removed from the accounts and any gain or loss is recognized.
Depreciation of buildings, equipment, software, leasehold improvements, and automobiles is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
The following table provides information on the Company's depreciation expense for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Depreciation	$91,628	$8,567	$196,729	$48,622
Notes Payable – At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O (directors and officers) insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. The annual percentage rate (APR) for this note is 7.08%. As of June 30, 2023, the notes payable balance included in current liabilities on the Condensed Balance Sheet is $1,412,674. The following table shows interest paid related to these notes payable for the three and six months ended June 30, 2023 and 2022. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest paid for notes payable	$9,234	$4,682	$12,925	$9,284

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials. The new guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "NOTE 2 — REVENUE RECOGNITION" for additional information.
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
Since December 31, 2020, the Company has determined that a full valuation allowance is necessary due to the Company's assessment that it is more likely than not that it will be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. Since 2021, commodity prices had increased and the Company continues to project positive pre-tax book income. As of June 30, 2023, the Company is no longer in a cumulative loss position. As a result, future forecasted pre-tax book income was considered as positive evidence in assessing the valuation allowance. Based on the change in judgement on the realizability of the related federal deferred tax assets in future years, the Company released $7.7 million of valuation allowance as a discrete benefit in the first six months ended June 30, 2023. Accordingly, the Company recorded the following federal and state income tax benefits (provisions) for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Deferred federal income tax benefit (provision)	$6,640,741	$(1,014,048)	$5,111,491	$(1,014,048)
Current state income tax benefit (provision)	(41,191)	12,813	(98,481)	—
Deferred state income tax benefit (provision)	(243,255)	(470,974)	(686,658)	(536,913)
Benefit from (Provision for) Income Taxes	$6,356,295	$(1,472,209)	$4,326,352	$(1,550,961)
The Company has immaterial operations in New Mexico which is in a net deferred tax asset position for which a full valuation allowance is still recorded.

For the three and six months ended June 30, 2023, the Company’s overall effective tax rates (calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes) were 28.33% and 7.57%, respectively. These rates were primarily impacted by the release of valuation allowance on its federal net deferred tax asset. A tax benefit of $7.7 million was recorded as a discrete item in the three months ended June 30, 2023.
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
Three-Stream Reporting - Beginning July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquids ("NGLs") sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas. This represents a change in our accounting and reporting presentation necessitated by a change in the underlying facts and circumstances surrounding the Stronghold Acquisition, as Stronghold has historically reported its revenues on a three-stream basis. As clarified in the interpretive guidance of ASC 250, such changes should not be applied on a retrospective basis. Accordingly, we began reporting on a three-stream basis prospectively, beginning July 1, 2022. See NOTE 5 - ACQUISITIONS AND DIVESTITURES for a discussion of the Stronghold Acquisition.
Leases - The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842), effective January 1, 2019. The Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less (i.e. short term leases) and to not separate lease and non-lease components for all asset classes. The Company also elected to adopt the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases, and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.
Share-Based Employee Compensation – The Company has outstanding stock option grants and restricted stock unit awards to directors, officers and employees, which are described more fully in "NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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
The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	Jun. 30, 2023	Jun. 30, 2022
Share-based compensation	$2,260,312	$1,899,245	$4,204,008	$3,421,155
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
NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil, natural gas, NGLs. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a customer represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration, as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.
Oil sales
Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue at the net price received when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive.
Natural gas and NGL sales
Under the Company’s natural gas sales processing contracts for its Central Basin Platform properties and a portion of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas and NGLs at the wellhead. The midstream processing entity gathers and processes the natural gas and NGLs and remits proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.
Until April 30, 2022, under the Company's natural gas sales processing contracts for the bulk of its Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the wellhead. However, the Company maintained ownership of the gas through processing and received proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognized the fees associated with the processing as an expense rather than netting these costs against Oil, Natural Gas, and Natural Gas Liquids Revenues in the Condensed Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a reduction of the transaction price.

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$78,042,072	$79,688,536	$161,628,399	$143,119,163
Natural gas	(1,100,776)	5,273,339	(36,213)	10,023,744
Natural gas liquids (1)	2,407,277	—	5,839,299	—
Total oil, natural gas, and natural gas liquids revenues	$79,348,573	$84,961,875	$167,431,485	$153,142,907
(1) Beginning on July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and NGL sales. For periods prior to July 1, 2022, sales revenues for NGLs were presented with natural gas.
NOTE 3 — LEASES
The Company has operating leases for its offices in Midland, Texas and The Woodlands, Texas. The Midland office is under a five-year lease which began January 1, 2021. The Midland office lease was amended effective October 1, 2022, with the revised five-year lease ending September 30, 2027. Beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas; however, effective as of May 31, 2023, The Woodlands office sub-lease was terminated. On May 9, 2023, the Company entered into a 71-month (five years and 11-month) new lease for a larger amount of office space in The Woodlands, Texas. The additional office space that was added is under construction and until completed, the rental obligation for this space has not commenced. In other words, the Company does not have control of the additional office space in accordance with ASC 842-40-55-5. The future payments associated with these operating leases as to the current obligations are reflected below.
The Company has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02 (i.e. not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.
The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of June 30, 2023 are as follows:

	2023	2024	2025	2026	2027	Other Future Years
Operating lease payments (1)	$220,193	$482,328	$494,692	$398,096	$216,000	—
Financing lease payments (2)	416,687	771,643	432,695	11,136	—	—

(1)The weighted average discount rate as of June 30, 2023 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $152,969. The weighted average remaining term of operating leases was 3.81 years.

(2)The weighted average discount rate as of June 30, 2023 for financing leases was 6.05%. Based on this rate, the future lease payments above include imputed interest of $105,298. The weighted average remaining term of financing leases was 2.02 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	June 30, 2023	December 31, 2022
Operating lease liability, current portion	$394,404	$398,362
Operating lease liability, non-current portion	1,263,936	1,473,897
Operating lease liability, total	$1,658,340	$1,872,259
Total undiscounted future cash flows (sum of future operating lease payments)	1,811,309	2,065,580
Imputed interest	152,969	193,321
Undiscounted future cash flows less imputed interest	$1,658,340	$1,872,259

Financing lease liability, current portion	$761,110	$709,653
Financing lease liability, non-current portion	765,753	1,052,479
Financing lease liability, total	$1,526,863	$1,762,132
Total undiscounted future cash flows (sum of future financing lease payments)	1,632,161	1,900,595
Imputed interest	105,298	138,463
Undiscounted future cash flows less imputed interest	$1,526,863	$1,762,132
The following table provides supplemental information regarding lease costs in our Condensed Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease costs	$115,353	$83,590	$228,491	$167,180
Short-term lease costs (1)	1,815,836	581,799	3,029,635	1,297,602
Financing lease costs:
Amortization of financing lease assets (2)	189,495	110,850	375,523	227,465
Interest on financing lease liabilities (3)	24,268	7,280	49,699	13,793

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$28,791,605	$41,944,422	$61,507,384	$49,056,465
Basic Weighted-Average Shares Outstanding	193,077,859	106,390,776	185,545,775	103,291,669
Effect of dilutive securities:
Stock options	—	114,985	—	115,069
Restricted stock units	1,096,128	2,614,251	1,192,039	2,274,467
Performance stock units	276,566	393,023	241,140	243,475
Common warrants	1,415,980	21,084,554	6,045,012	20,327,025
Diluted Weighted-Average Shares Outstanding	195,866,533	130,597,589	193,023,966	126,251,705
Basic Earnings per Share	$0.15	$0.39	$0.33	$0.47
Diluted Earnings per Share	$0.15	$0.32	$0.32	$0.39
The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Antidilutive securities:
Stock options to purchase common stock	265,500	70,500	265,500	70,500
Unvested restricted stock units	1,803,513	6,681	71,985	6,269
Unvested performance stock units	1,592,268	—	1,296,912	767,537

NOTE 5 — ACQUISITIONS & DIVESTITURES

Delaware Basin Sale

On May 11, 2023, the Company completed the divestiture of its Delaware Basin assets to an unaffiliated party for preliminary cash consideration of approximately $8.0 million, subject to customary final purchase price adjustments. As part of the divestiture, the Company was relieved of an asset retirement obligation balance of approximately $2.3 million.

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

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS
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
From time to time, the Company enters into derivative contracts to protect the Company’s cash flow from price fluctuation and maintain its capital programs. The Company has historically used costless collars, deferred premium puts, or swaps for this purpose. Oil derivative contracts are based on WTI (West Texas Intermediate) crude oil prices and natural gas contacts are based on the Henry Hub. A “costless collar” is the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Similar to costless collars, there is no cost to enter into the swap contracts. On swap contracts, there is no spread and payments will be made or received based on the difference between WTI and the swap contract price. The deferred premium put contract has the premium established upon entering the contract, and due upon settlement of the contract.
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All of our derivative contracts are with lenders under our credit facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Although the counterparties hold the right to offset (i.e. netting) the settlement amounts with the Company, in accordance with ASC 815-10-50-4B, the Company classifies the fair value of all its derivative positions on a gross basis in its corresponding Condensed Balance Sheets.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	June 30, 2023	December 31, 2022
Commodity derivative instruments, marked to market:

Derivative assets, current	$14,604,030	$16,193,327
Discounted deferred premiums	(6,296,493)	(11,524,165)
Derivatives assets, current, net of premiums	$8,307,537	$4,669,162

Derivative assets, noncurrent	$10,555,937	$7,606,258
Discounted deferred premiums	—	(1,476,848)
Derivative assets, noncurrent, net of premiums	$10,555,937	$6,129,410

Derivative liabilities, current	$7,848,580	$13,345,619

Derivative liabilities, noncurrent	$10,829,096	$10,485,650
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Oil derivatives:
Realized gain (loss) on oil derivatives	$(833,841)	$(19,617,265)	$(1,497,603)	$(33,732,766)
Unrealized gain (loss) on oil derivatives	4,545,136	12,160,247	12,652,157	(1,320,393)
Gain (loss) on oil derivatives	$3,711,295	$(7,457,018)	$11,154,554	$(35,053,159)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	1,013,436	—	1,018,673	—
Unrealized gain (loss) on natural gas derivatives	(1,460,071)	—	566,338	—
Gain (loss) on natural gas derivatives	$(446,635)	$—	$1,585,011	$—

Gain (loss) on derivative contracts	$3,264,660	$(7,457,018)	$12,739,565	$(35,053,159)
The components of “Cash paid for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(833,841)	$(19,617,265)	$(1,497,603)	$(33,732,766)
Cash received (paid) from natural gas derivatives	1,013,436	—	1,018,673	—
Cash received (paid) for derivative settlements, net	$179,595	$(19,617,265)	$(478,930)	$(33,732,766)
The following tables reflect the details of current derivative contracts as of June 30, 2023 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Swaps:
Hedged volume (Bbl)	181,700	138,000	170,625	156,975	282,900	368,000	—	—	—	—
Weighted average swap price	$74.19	$74.52	$67.40	$66.40	$65.49	$68.43	$—	$—	$—	$—

Deferred premium puts:
Hedged volume (Bbl)	230,000	165,600	45,500	45,500	—	—	—	—	—	—
Weighted average strike price	$80.47	$83.78	$84.70	$82.80	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$10.60	$14.61	$17.15	$17.49	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	211,163	274,285	339,603	325,847	230,000	128,800	474,750	464,100	—	—
Weighted average put price	$55.56	$56.73	$64.20	$64.30	$64.00	$60.00	$57.06	$60.00	$—	$—
Weighted average call price	$69.25	$70.77	$79.73	$79.09	$76.50	$73.24	$75.82	$69.85	$—	$—

Three-way collars:
Hedged volume (Bbl)	16,242	15,598	—	—	—	—	—	—	—	—
Weighted average first put price	$45.00	$45.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$55.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$80.05	$—	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

NYMEX Swaps:
Hedged volume (MMBtu)	144,781	203,706	152,113	138,053	121,587	644,946	616,199	591,725	—	—
Weighted average swap price	$3.36	$3.35	$3.62	$3.61	$3.59	$4.45	$3.78	$3.43	$—	$—

Two-way collars:
Hedged volume (MMBtu)	404,421	579,998	591,500	568,750	552,000	—	—	—	—	—
Weighted average put price	$3.17	$3.15	$4.00	$4.00	$4.00	$—	$—	$—	$—	$—
Call hedged volume (MMBtu)	404,421	579,998	591,500	568,750	552,000	—	—	—	—	—
Weighted average call price	$4.55	$4.50	$6.29	$6.29	$6.29	$—	$—	$—	$—	$—

	Oil Hedges (basis differential)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Argus basis swaps:
Hedged volume (MMBtu)	305,000	460,000	364,000	364,000	368,000	368,000	270,000	273,000	276,000	276,000
Weighted average spread price (1)	$1.10	$1.10	$1.15	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00

	Gas Hedges (basis differential)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Waha basis swaps:
Hedged volume (MMBtu)	332,855	324,021	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.55	$0.55	$—	$—	$—	$—	$—	$—	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	329,529	459,683	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.63	$0.63	$—	$—	$—	$—	$—	$—	$—	$—
(1) The oil basis swap hedges are calculated as the fixed price (weighted average spread price above) less the difference between WTI Midland and WTI Cushing, in the issue of Argus Americas Crude. The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.
NOTE 7 — FAIR VALUE MEASUREMENTS
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

The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis (further detail in "NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS").

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2022

Commodity Derivatives - Assets	$—	$10,798,572	$—	$10,798,572
Commodity Derivatives - Liabilities	$—	$(23,831,269)	$—	$(23,831,269)

Total	$—	$(13,032,697)	$—	$(13,032,697)

As of June 30, 2023

Commodity Derivatives - Assets	$—	$18,863,474	$—	$18,863,474
Commodity Derivatives - Liabilities	$—	$(18,677,676)	$—	$(18,677,676)

Total	$—	$185,798	$—	$185,798
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 8 — REVOLVING LINE OF CREDIT
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
The Second Amended and Restated Credit Agreement also contains other customary affirmative and negative covenants and events of default. As of June 30, 2023, $397 million was outstanding on the Credit Facility. The Company is in compliance with all covenants contained in the Second Amended and Restated Credit Agreement as of June 30, 2023.
Under the Second Amended and Restated Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of June 30, 2023, the Company's unused line of credit was $202.2 million, representative of a borrowing base of $600 million less the outstanding balance of $397 million, and standby letters of credit of $760,438 in total ($260,000 with state and federal agencies and $500,438 with an insurance company for New Mexico surety bonds).
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation during the six months ended June 30, 2023 were as follows:

Balance, December 31, 2022	$30,226,306
Liabilities acquired	—
Liabilities incurred	173,516
Liabilities sold	(2,262,478)
Liabilities settled	(151,656)
Revision of estimate	—
Accretion expense	719,725
Balance, June 30, 2023	$28,705,413
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	June 30, 2023	December 31, 2022
Asset retirement obligations, current	408,958	635,843
Asset retirement obligations, non-current	28,296,455	29,590,463
Asset retirement obligations	$28,705,413	$30,226,306
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2022, the Company had 19,107,793 exercisable common warrants, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the six months ended June 30, 2023, a total of 19,029,593 common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of June 30, 2023 there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2021	29,361,700	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2022	29,361,700	$0.80
Exercised	(6,453,907)	0.80	$5,163,126
Exercisable, June 30, 2022	22,907,793	$0.80

Exercisable, December 31, 2022	19,107,793	$0.80
Exercised	(4,517,427)	0.80	$3,613,941
Exercisable, March 31, 2023	14,590,366	$0.80
Exercised (1)	(14,512,166)	0.62	$8,997,543
Exercisable, June 30, 2023	78,200	$0.80
(1) On April 11 and 12, 2023, the Company and certain holders of the common warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreement (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 common warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the exercise of the common warrants held by such Participating Holders in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the common warrants by the Participating Holders pursuant to the Exercise Agreement, which was recognized as an equity issuance cost in accordance with ASC 815-40-35-17(a). In our Statements of Stockholders' Equity, the net impact to Stockholders' Equity is $8,687,655, which is net of $309,888 in advisory fees.
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Compensation expense charged against income for share-based awards during the three and six months ended June 30, 2023 and 2022 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	Jun. 30, 2023	Jun. 30, 2022
Share-based compensation	$2,260,312	$1,899,245	$4,204,008	$3,421,155
In 2011, the Board approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 341,755 shares eligible for grant, either as stock options or as restricted stock, as of June 30, 2023.
In 2021, the Board approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was subsequently approved and amended by the shareholders at the 2021 Annual Meeting. At the 2023 Annual Meeting,

the shareholders approved a Plan Amendment to increase the number of shares available under the 2021 Plan by 6.0 million. Accordingly, there were 8,219,397 shares eligible for grant, either as stock options or as restricted stock, as of June 30, 2023 under the 2021 Plan.
Stock Options
A summary of the status of the stock options as of June 30, 2023 and 2022 and changes during the six months then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 years	$536,900
Granted	—	$—
Forfeited or rescinded	—	$—
Exercised	(100,000)	$2.00
Outstanding, June 30, 2022	265,500	$4.21	2.14 years	$128,700
Exercisable, June 30, 2022	265,500	$4.21	2.14 years

Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Granted	—	$—
Forfeited or rescinded	—	$—
Exercised	—	$—
Outstanding, June 30, 2023	265,500	$4.21	1.14 years	$—
Exercisable, June 30, 2023	265,500	$4.21	1.14 years
The intrinsic values were calculated using the closing price on June 30, 2023 of $1.71 and the closing price on June 30, 2022 of $2.66. As of June 30, 2023, the Company had $0 of unrecognized compensation cost related to stock options.
Restricted Stock Units
A summary of the restricted stock unit activity as of June 30, 2023 and 2022, respectively, and changes during the six months then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09
Granted	19,642	$4.27
Forfeited or rescinded	(17,204)	$2.79
Vested	(610,195)	$2.80
Outstanding, June 30, 2022	3,211,900	$1.97

Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17
Granted	—	$—
Forfeited or rescinded	(49,465)	$2.22
Vested	(288,709)	$2.85
Outstanding, June 30, 2023	3,885,267	$2.12
As of June 30, 2023, the Company had $5,060,731 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 2.05 years. Grant activity for the six months ended June 30, 2023 was primarily restricted stock units for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of June 30, 2023 and 2022, respectively, along with changes during the six months then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2022	1,720,432	$3.76

Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2023	2,882,594	$3.34
As of June 30, 2023, the Company had $6,364,168 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.76 years.
NOTE 12 — COMMITMENTS & CONTINGENCIES
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
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company intends to renew the surety bonds on $400,000 as long as the Company does business in the State of New Mexico. The remaining $100,438 is related to inactive wells and will remain in place until the Company returns those wells to activity or plugs them. One of those wells has been plugged, and the bond released in the amount of $50,150, leaving the amount related to inactive wells as $50,288. On December 23, 2022, the Company increased its blanket plugging surety bond by $200,000. As of June 30, 2023, the Company had surety bonds in total of $650,288.

NOTE 13 — SUBSEQUENT EVENTS
Founders Acquisition
On July 10, 2023, the Company, as buyer, and Founders Oil & Gas IV, LLC (the “Founders”), as seller, entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company will acquire (the “Founders Acquisition”) interests in oil and gas leases and related property of Founders located in Ector County, Texas, for a purchase price (the “Purchase Price”) of $75 million in cash. The Purchase Price is subject to customary purchase price adjustments with an effective date of April 1, 2023. In connection with the Purchase Agreement, the Company deposited $7.5 million in cash into a third-party escrow account as a deposit pursuant to the Purchase Agreement, which will be credited against the Purchase Price upon closing of the Founders Acquisition.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of June 30, 2023, through the date of this report. The Company has reported on all material subsequent events.

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
Overview
Ring Energy, Inc. (the "Company," "Ring," "we," "us," "our" and similar terms) is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, both of which are part of the Permian Basin.
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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended June 30, 2023, the Company made net paydowns of $25 million on its revolving line of credit, which reduced the outstanding long-term debt balance to $397 million.
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
2023 Developments and Highlights

Drilling, Completion, and Recompletion

In the first quarter of 2023, in the Northwest Shelf, the Company drilled and completed two 1-mile horizontal wells (each with a working interest of 100%), and two 1.5-mile horizontal wells (one with a working interest of approximately 99.8% and the other with a working interest of approximately 75.4%). Next, in its Crane County acreage within the Central Basin Platform, the Company drilled and completed three vertical wells (each with a working interest of 100%) and performed six vertical well re-completions (each with a working interest of 100%).
In the second quarter of 2023, in the Northwest Shelf, the Company drilled and completed two 1.5-mile horizontal wells (one with a working interest of 100% and the other with a working interest of approximately 75.4%) and two 1-mile horizontal wells (both with a working interest of approximately 91.1%). Additionally, in its Crane County acreage within the Central Basin Platform, the Company drilled and completed two vertical wells (each with a working interest of 100%) and performed three vertical well re-completions (each with a working interest of 100%).
The table below sets forth our drilling and completion activities for 2023 for the six months ended June 30, 2023.

Quarter	Area	Wells Drilled	Wells Completed	Re-completions

1Q 2023	Northwest Shelf	4	4	—
	Central Basin Platform (Vertical)	3	3	6
	Total	7	7	6

2Q 2023	Northwest Shelf	4	4	—
	Central Basin Platform (Vertical)	2	2	3
	Total	6	6	3
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the price of crude oil and natural gas and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand both domestically and world wide, which are impacted by many factors. As a result, we cannot accurately predict future commodity prices, and therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our drilling program, production volumes or revenues.

Average oil and natural gas prices received through 2022 and 2023 to date continue to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Net sales:
Oil	$78,042,072	$79,688,536	$(1,646,464)	(2)%
Natural gas	(1,100,776)	5,273,339	(6,374,115)	(121)%
Natural gas liquids	2,407,277	—	2,407,277	100%
Total sales	$79,348,573	$84,961,875	$(5,613,302)	(7)%

Net production:
Oil (Bbls)	1,079,379	729,484	349,895	48%
Natural gas (Mcf)	1,557,545	723,196	834,349	115%
Natural gas liquids (Bbls)	232,698	—	232,698	100%
Total production (Boe)(1)	1,571,668	850,017	721,651	85%

Average sales price:
Oil (per Bbl)	$72.30	$109.24	$(36.94)	(34)%
Natural gas (per Mcf)	(0.71)	7.29	(8.00)	(110)%
Natural gas liquids (Bbl)	10.35	—	10.35	100%
Total per Boe	$50.49	$99.95	$(49.46)	(49)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $1.6 million from $79.7 million to $78.0 million due to a decrease in the average realized price per barrel from $109.24 to $72.30, offset by an increase in sales volume from 729,484 barrels of oil to 1,079,379 barrels of oil. The decreased average realized price per barrel was primarily a result of lower market conditions. Of the increase in volume of 349,895 barrels of oil, 285,981 barrels of oil were attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture.
Natural gas sales. Natural gas sales decreased approximately $6.4 million from $5.3 million to $(1.1) million. Our natural gas sales volume increased from 723,196 Mcf to 1,557,545 Mcf. The average realized price per Mcf decreased from $7.29 to $(0.71). Of the increase in volume of 834,349 Mcf, 873,689 Mcf was attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture. The price decrease was driven by a significant reduction in realized revenue pricing due to lower market conditions, lower gas differential from intermittent Permian gas takeaway pipeline constraints and the Company's change in reporting presentation from two-stream (oil and natural gas) to three-stream (oil, natural gas, and NGLs) beginning on July 1, 2022. The realized revenue pricing includes the impact of fees that are netted from revenue. For the three months ended June 30, 2023, gross revenues were $1.01 per Mcf and fees were $(1.71) per Mcf, compared to gross revenues of $9.13 per Mcf (which was inclusive of NGLs prior to three-stream conversion) and fees of $(1.84) per Mcf for the three months ended June 30, 2022. This resulted in a net realized price of $(0.71) for the three months ended June 30, 2023 compared to $7.29 per Mcf for the three months ended June 30, 2022.
Natural gas liquids sales. NGL sales increased approximately $2.4 million from $0 to $2.4 million. NGL sales volumes for the three months ended June 30, 2023 were 232,698 barrels of NGLs compared to no sales of NGLs for the comparable period in 2022 due to the Company's change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning on July 1, 2022. Of the increase in volume of 232,698 barrels, 139,894 barrels is attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture. The average realized price per barrel of NGLs was $10.35 for the three months ended June 30, 2023.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change
Net sales:
Oil	$161,628,399	$143,119,163	$18,509,236	13%
Natural gas	(36,213)	10,023,744	(10,059,957)	(100)%
Natural gas liquids	5,839,299	—	5,839,299	100%
Total sales	$167,431,485	$153,142,907	$14,288,578	9%

Net production:
Oil (Bbls)	2,218,792	1,405,699	813,093	58%
Natural gas (Mcf)	3,158,952	1,455,479	1,703,473	117%
Natural gas liquids (Bbls)	472,690	—	472,690	100%
Total production (Boe)(1)	3,217,974	1,648,279	1,569,695	95%

Average sales price:
Oil (per Bbl)	$72.85	$101.81	$(28.96)	(28)%
Natural gas (per Mcf)	(0.01)	6.89	(6.90)	(100)%
Natural gas liquids (Bbl)	12.35	—	12.35	100%
Total per Boe	$52.03	$92.91	$(40.88)	(44)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $18.5 million from $143.1 million to $161.6 million due to an increase in sales volume from 1,405,699 barrels of oil to 2,218,792 barrels of oil, offset by a decrease in the average realized price per barrel from $101.81 to $72.85. Of the increase in volume of 813,093 barrels, 595,359 barrels of oil was attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture.The decreased average realized price per barrel was primarily the result of lower market conditions.
Natural gas sales. Natural gas sales decreased approximately $10.1 million from $10.0 million to $(36,213). The natural gas sales volume increased from 1,455,479 Mcf to 3,158,952 Mcf. The average realized price per Mcf decreased from $6.89 to $(0.01). Of the increase in volume of 1,703,473 Mcf, 1,836,827 Mcf was attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture. The price decrease was driven by lower market conditions coupled with lower gas differential due to intermittent Permian gas takeaway pipeline constraints and the Company's change in reporting presentation from two-stream (oil and natural gas) to three-stream (oil, natural gas, and NGLs) beginning on July 1, 2022. The realized revenue pricing includes the impact of fees that are netted from revenue. For the six months ended June 30, 2023, gross revenues were $1.52 per Mcf and fees were $(1.53) per Mcf, compared to gross revenues of $8.00 per Mcf (which was inclusive of NGLs prior to three-stream conversion) and fees of $(1.11) per Mcf for the six months ended June 30, 2022. This resulted in a net realized price of $(0.01) for the six months ended June 30, 2023 compared to $6.89 per Mcf for the six months ended June 30, 2022.
Natural gas liquids sales. NGL sales increased approximately $5.8 million from $0 to $5.8 million. NGL sales volumes for the six months ended June 30, 2023 were 472,690 barrels of NGLs compared to no sales of NGLs for the comparable period in 2022 due to the Company's change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. Of the increase in volume of 472,690 barrels, 293,848 barrels is attributable to the Stronghold Acquisition with the remainder attributable to our 2023 development program offset by the Delaware divestiture. The average realized price per barrel of NGLs was $12.35 for the six months ended June 30, 2023.

Production Costs for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Lease operating expenses ("LOE")	$15,938,106	$8,301,443	$7,636,663	92%
Average LOE per Boe	$10.14	$9.77	$0.37	4%

Gathering, transportation and processing costs ("GTP")	$(1,632)	$549,389	$(551,021)	(100)%
Average GTP per Boe	$—	$0.65	$(0.65)	(100)%

Ad valorem taxes	$1,670,343	$949,239	$721,104	76%
Average Ad valorem taxes per Boe	$1.06	$1.12	$(0.06)	(5)%

Oil and natural gas production taxes	$4,012,139	$4,157,457	$(145,318)	(3)%
Average Production taxes per Boe	$2.55	$4.89	$(2.34)	(48)%
Production taxes as a percentage of total sales	5.06%	4.89%	0.17%	3%
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $8.3 million to $15.9 million and increased on a per Boe basis from $9.77 to $10.14. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to an 85% increase in production of 721,651 Boe as a result of the Stronghold Acquisition as well as our 2023 development program.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) decreased from $549,389 to a negative $1,632 and decreased on a per Boe basis from $0.65 to $—. GTP costs decreased from being re-classified as a reduction to oil and natural gas sales revenues, due to a natural gas processing entity taking control of transportation at the wellhead beginning on May 1, 2022. The negative $1,632 recognized during the second quarter of 2023 was a result of payout adjustments made during the current period.
Ad valorem taxes. Our total ad valorem taxes increased from $0.9 million to $1.7 million and decreased on a per Boe basis from $1.12 to $1.06. Of the approximate $0.7 million increase in ad valorem taxes, approximately $0.6 million is from the addition of properties associated with the Stronghold Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.89% for the three months ended June 30, 2022 and increased to 5.06% for the three months ended June 30, 2023. Overall, the percentage was consistent period over period.

Production Costs for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Lease operating expenses ("LOE")	$33,410,797	$17,254,608	$16,156,189	94%
Average LOE per Boe	$10.38	$10.47	$(0.09)	(1)%

Gathering, transportation and processing costs ("GTP")	$(2,455)	$1,846,247	$(1,848,702)	(100)%
Average GTP per Boe	$—	$1.12	$(1.12)	(100)%

Ad valorem taxes	$3,340,956	$1,901,193	$1,439,763	76%
Average Ad valorem taxes per Boe	$1.04	$1.15	$(0.11)	(10)%

Oil and natural gas production taxes	$8,420,279	$7,375,819	$1,044,460	14%
Average Production taxes per Boe	$2.62	$4.47	$(1.85)	(41)%
Production taxes as a percentage of total sales	5.03%	4.82%	0.21%	4%
Lease operating expenses. Our total LOE increased from $17.3 million to $33.4 million and decreased on a per Boe basis from $10.47 to $10.38. Total LOE increased primarily due to a 95% increase in production of 1,569,695 Boe as a result of the Stronghold Acquisition as well as our 2023 development program.
Gathering, transportation and processing costs. Our total GTP decreased from $1,846,247 to a negative $2,455 and decreased on a per Boe basis from $1.12 to $—. GTP costs decreased from being re-classified as a reduction to oil and natural gas sales revenues, due to a natural gas processing entity taking control of transportation at the wellhead beginning on May 1, 2022. The negative $2,455 recognized during the second quarter of 2023 was a result of payout adjustments.
Ad valorem taxes. Our total ad valorem taxes increased from $1.9 million to $3.3 million and decreased on a per Boe basis from $1.15 to $1.04. Of the $1.4 million increase in ad valorem taxes, approximately $1.3 million is from the addition of properties associated with the Stronghold Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.82% for the six months ended June 30, 2022 and increased to 5.03% for the six months ended June 30, 2023. Overall, the percentage was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$20,511,809	$10,629,787	$9,882,022	93%
Depreciation	91,628	8,567	83,061	970%
Amortization of financing lease assets	189,495	110,850	78,645	71%
Total depreciation, depletion and amortization	$20,792,932	$10,749,204	$10,043,728	93%

Depletion per Boe	$13.05	$12.51	$0.54	4%
Depreciation, depletion and amortization per Boe	$13.23	$12.65	$0.58	5%

Asset retirement obligation ("ARO") accretion	$353,878	$186,303	$167,575	90%

Operating lease expense	$115,353	$83,590	$31,763	38%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$4,549,931	$3,933,057	$616,874	16%
Share-based compensation	2,260,312	1,899,245	361,067	19%
Total general and administrative expense	$6,810,243	$5,832,302	$977,941	17%

G&A per Boe	$4.33	$6.86	$(2.53)	(37)%
G&A excluding Share-based compensation, per Boe	$2.89	$4.63	$(1.74)	(38)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $10.7 million to $20.8 million due to an increase in our total estimated costs of property, including properties acquired in the Stronghold Acquisition, as well as a increase of 721,651 in Boe produced. Additional trucks were purchased and leased for field operations, resulting in higher depreciation and finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $12.65 per Boe to $13.23 per Boe. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total Boe volumes sold. The increase in DD&A per Boe was from an increase in the total estimated costs of property that was higher than the increase in the Boe amortization base.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $186,303 to $353,878 primarily as a result of the additional ARO accretion associated with the properties added from the Stronghold Acquisition. Additionally, between the beginning of the third quarter of 2022 and the end of the second quarter of 2023, 34 new wells were added from drilling and completion activities and one well from participation in non-operating activities, offset by 25 wells plugged and abandoned during that time period.
Operating lease expense. Our operating lease expense increased from $83,590 to $115,353 due to the additional office space leased in Midland beginning on October 1, 2022.
General and administrative expense. General and administrative expense increased from $5.8 million to $6.8 million, with $0.4 million of the $1.0 million cost increase due to an increase in share-based compensation costs. The remaining $0.6 million increase in G&A costs were primarily attributable to a $0.6 million increase in salaries and wages, a $0.2 million increase in bonuses, a $0.2 million increase in transaction costs, and a $0.2 million increase in legal fees, offset by a $0.6 million reduction in G&A costs from the Employee Retention Tax Credit, received in the current quarter.

Other Costs and Operating Expenses for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$41,492,351	$20,254,404	$21,237,947	105%
Depreciation	196,729	48,622	148,107	305%
Amortization of financing lease assets	375,523	227,465	148,058	65%
Total depreciation, depletion and amortization	$42,064,603	$20,530,491	$21,534,112	105%

Depletion per Boe	$12.89	$12.29	$0.60	5%
Depreciation, depletion and amortization per Boe	$13.07	$12.46	$0.61	5%

Asset retirement obligation ("ARO") accretion	$719,725	$374,545	$345,180	92%

Operating lease expense	$228,491	$167,180	$61,311	37%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$9,736,374	$7,933,424	$1,802,950	23%
Share-based compensation	4,204,008	3,421,155	782,853	23%
Total general and administrative expense	$13,940,382	$11,354,579	$2,585,803	23%

G&A per Boe	$4.33	$6.89	$(2.56)	(37)%
G&A excluding Share-based compensation, per Boe	$3.03	$4.81	$(1.78)	(37)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $20.5 million to $42.1 million due to an increase in our total estimated costs of property, including properties acquired in the Stronghold Acquisition, as well as an increase of 1,569,695 in Boe produced. Additional trucks were purchased and leased for field operations, resulting in higher depreciation and finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $12.46 per Boe to $13.07 per Boe.
Asset retirement obligation accretion. Our ARO accretion increased from $374,545 to $719,725 primarily as a result of the additional ARO accretion associated with the properties added from the Stronghold Acquisition (total of 913 wells added). Additionally, during the prior 12 months, 10 new wells were added from drilling and completion and non-operated activities, net of wells plugged and abandoned or sold.
Operating lease expense. Our operating lease expense increased from $167,180 to $228,491 due to the additional office space leased in Midland beginning October 1, 2022.
General and administrative expense. General and administrative expense increased from $11.4 million to $13.9 million, with $0.8 million of the $2.6 million cost increase due to an increase in share-based compensation costs. The remaining $1.8 million increase in G&A costs were primarily attributable to a $1.2 million increase in salaries and wages, a $0.6 million increase in bonuses, a $0.3 million increase in legal fees, a $0.3 million increase in software costs, and a $0.2 million increase in transaction costs, offset by a $0.6 million reduction in G&A costs from the Employee Retention Tax Credit as well as a $0.2 million reduction in employee health insurance costs.

Other Income (Expense) for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Interest income	$79,745	$—	$79,745	100%

Interest expense:
Interest on revolving line of credit	$9,056,845	$2,987,366	$6,069,479	203%
Fees associated with revolving line of credit	$240,075	$90,697	149,378	165%
Amortization of deferred financing costs	$1,220,385	$189,274	1,031,111	545%
Interest on financing lease liabilities	$24,268	$7,280	16,988	233%
Interest paid for notes payable	$9,234	$4,682	4,552	97%
Total interest expense	$10,550,807	$3,279,299	$7,271,508	222%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(833,841)	$(19,617,265)	$18,783,424	(96)%
Natural gas	1,013,436	—	1,013,436	100%
Total realized gain (loss)	$179,595	$(19,617,265)	$19,796,860	(101)%
Unrealized gain (loss):
Crude oil	$4,545,136	$12,160,247	$(7,615,111)	(63)%
Natural gas	(1,460,071)	—	(1,460,071)	100%
Total unrealized gain (loss)	$3,085,065	$12,160,247	$(9,075,182)	(75)%
Total gain (loss) on derivative contracts:	$3,264,660	$(7,457,018)	$10,721,678	(144)%

Gain (loss) on disposal of assets	$(132,109)	$—	$(132,109)	100%
Other income	$116,610	$—	$116,610	100%
Interest income. Interest income recognized included $50,703 from depositing excess cash balances in bank sweep accounts beginning in May 2023 and $29,042 from interest earned on the Employee Retention Tax Credit.
Interest expense. Interest expense increased from $3.3 million to $10.6 million primarily due to higher amounts outstanding on our credit facility, with a weighted average daily debt of approximately $273.7 million during the second quarter of 2022 compared to approximately $414.9 million during the second quarter of 2023, particularly due to the additional debt incurred in connection with the Stronghold Acquisition. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average interest rate of 8.7% in the second quarter of 2023 compared to 4.4% in the second quarter of 2022.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $3.3 million for the three months ended June 30, 2023 compared to a loss on derivative contracts of $7.5 million for the three months ended June 30, 2022. For the derivative contract settlements, we recorded a realized gain of $0.2 million for the three months ended June 30, 2023 and a realized loss of $19.6 million for the three months ended June 30, 2022. The reduction of $19.8 million in the realized loss was a result of our more favorable derivative contract portfolio during the three months ended June 30, 2023. In the same quarter of the prior year, we were party to swaps with prices as low as $44.22, compared to oil settlement prices as high as $114.34. For the marked-to-market contracts, we recorded an unrealized gain of $3.1 million for the three months ended June 30, 2023 and an unrealized gain of $12.2 million for the three months ended June 30, 2022. This significant unrealized gain recognized in the three months ended June 30, 2022 was due to 12 favorable derivative contracts entered into during the last two days of that quarter.

Gain (loss) on disposal of assets. We recognized a loss of $132,109 on disposal from selling multiple company owned vehicles.
Other income. During the quarter, we recognized other income of $116,036 from terminating our Woodlands office operating lease. The remaining other income was from terminating a finance lease for a truck.

Other Income (Expense) for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Interest income	$79,745	$—	$79,745	100%

Interest expense:
Interest on revolving line of credit	$17,766,719	$6,116,987	$11,649,732	190%
Fees associated with revolving line of credit	$478,250	$149,048	329,202	221%
Amortization of deferred financing costs	$2,440,769	$388,548	2,052,221	528%
Interest on financing lease liabilities	$49,699	$13,793	35,906	260%
Interest paid for notes payable	$12,925	$9,284	3,641	39%
Deferred cash payment accretion	$192,724	$—	192,724	100%
Total interest expense	$20,941,086	$6,677,660	$14,263,426	214%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(1,497,603)	$(33,732,766)	$32,235,163	(96)%
Natural gas	1,018,673	—	1,018,673	100%
Total realized gain (loss)	$(478,930)	$(33,732,766)	$33,253,836	(99)%
Unrealized gain (loss):
Crude oil	$12,652,157	$(1,320,393)	$13,972,550	(1058)%
Natural gas	566,338	—	566,338	100%
Total unrealized gain (loss)	$13,218,495	$(1,320,393)	$14,538,888	(1101)%
Total gain (loss) on derivative contracts:	$12,739,565	$(35,053,159)	$47,792,724	(136)%

Gain (loss) on disposal of assets	$(132,109)	$—	$(132,109)	100%
Other income	$126,210	$—	$126,210	100%
Interest income. Interest income recognized included $50,703 from depositing excess cash balances in bank sweep accounts beginning in May 2023 and $29,042 from interest earned on the Employee Retention Tax Credit.
Interest expense. Interest expense increased from $6.7 million to $20.9 million primarily due to the result of higher amounts outstanding on our credit facility, with a weighted average daily debt of approximately $283.8 million during the six months ended June 30, 2022 compared to approximately $419.6 million during the six months ended June 30, 2023, particularly due to additional debt incurred in connection with the Stronghold Acquisition. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average interest rate of 8.5% during the six months ended June 30, 2023 compared to 4.3% during the six months ended June 30, 2022.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $12.7 million for the six months ended June 30, 2023 and a loss on derivative contracts of $35.1 million for the six months ended June 30, 2022. For the derivative contract settlements, we recorded a realized loss of $0.5 million for the six months ended June 30, 2023 and a realized loss of $33.7 million for the six months ended June 30, 2022. The reduction of $33.3 million in the realized loss was a result of our better diversified and more favorable derivative contract portfolio during the current year. In the prior year, our portfolio included swap prices significantly lower than oil settlement prices. For the marked-to-market contracts, we recorded an unrealized gain of $13.2 million for the six months ended June 30, 2023 and an unrealized loss of $1.3 million for the six months ended June 30, 2022. This change in unrealized derivatives was due to a more favorable diversification of derivative contracts held.
Gain (loss) on disposal of assets. We recognized a loss of $132,109 on disposal from selling multiple company owned vehicles.
Other income. This income primarily resulted from our termination of the Woodlands office operating lease as of May 31, 2023.

Benefit from (Provision for) Income Taxes for the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$6,640,741	$(1,014,048)	$7,654,789	(755)%
Current state income tax benefit (provision)	$(41,191)	$12,813	(54,004)	(421)%
Deferred state income tax benefit (provision)	$(243,255)	$(470,974)	227,719	(48)%
Benefit from (Provision for) Income Taxes	$6,356,295	$(1,472,209)	$7,828,504	(532)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $1.5 million for the three months ended June 30, 2022 to a benefit of $6.4 million for the three months ended June 30, 2023. Income taxes for discrete items are calculated and recorded in the period that a specific transaction occurred. For the three months ended June 30, 2023, the overall effective rate was different than the federal statutory rate due primarily to state income taxes and valuation allowances. The current year federal tax benefit was the result of the release in valuation allowance. As a result of increased commodity prices and other positive evidence, we released the federal valuation allowances in the first six months of 2023, of which $7.7 million was recorded as a discrete item.

Benefit from (Provision for) Income Taxes for the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$5,111,491	$(1,014,048)	$6,125,539	(604)%
Current state income tax benefit (provision)	$(98,481)	$—	(98,481)	100%
Deferred state income tax benefit (provision)	$(686,658)	$(536,913)	(149,745)	28%
Benefit from (Provision for) Income Taxes	$4,326,352	$(1,550,961)	$5,877,313	(379)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $1.6 million for the six months ended June 30, 2022 to a benefit of $4.3 million for the six months ended June 30, 2023. The current year federal tax provision was the result of the release in valuation allowance. Due to increased commodity prices and other positive evidence, we released the federal valuation allowances in the first six months of 2023, of which $7.7 million was recorded as a discrete item.

Liquidity and Capital Resources
As of June 30, 2023, we had cash on hand of $1.7 million, compared to $3.7 million as of December 31, 2022. We had net cash provided by operating activities for the six months ended June 30, 2023 of $87.0 million, compared to net cash provided by operating activities of $65.2 million for the same period in 2022 primarily due to higher year to date revenues, which resulted in more cash received from purchasers. We had net cash used in investing activities of $83.6 million for the six months ended June 30, 2023, compared to net cash used in investing activities of $50.3 million for the same period in 2022, driven by an increase in capital expenditures to develop oil and natural gas properties, as well as deferred payments made for the Stronghold Acquisition. Net cash used in financing activities was $5.4 million for the six months ended June 30, 2023 during which time $18 million was the net pay down of principal on our Credit Facility.
We will continue to focus on maximizing cash flow in 2023 through a combination of cost monitoring and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.
During the remainder of 2023, we will remain focused on maximizing cash flow, reducing our debt level, and maximizing our liquidity.
Availability of Capital Resources under Credit Facility
As of June 30, 2023, $397 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May 1 and November 1. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of June 30, 2023 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Swaps:
Hedged volume (Bbl)	181,700	138,000	170,625	156,975	282,900	368,000	—	—	—	—
Weighted average swap price	$74.19	$74.52	$67.40	$66.40	$65.49	$68.43	$—	$—	$—	$—

Deferred premium puts:
Hedged volume (Bbl)	230,000	165,600	45,500	45,500	—	—	—	—	—	—
Weighted average strike price	$80.47	$83.78	$84.70	$82.80	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$10.60	$14.61	$17.15	$17.49	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	211,163	274,285	339,603	325,847	230,000	128,800	474,750	464,100	—	—
Weighted average put price	$55.56	$56.73	$64.20	$64.30	$64.00	$60.00	$57.06	$60.00	$—	$—
Weighted average call price	$69.25	$70.77	$79.73	$79.09	$76.50	$73.24	$75.82	$69.85	$—	$—

Three-way collars:
Hedged volume (Bbl)	16,242	15,598	—	—	—	—	—	—	—	—
Weighted average first put price	$45.00	$45.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$55.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$80.05	$—	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

NYMEX Swaps:
Hedged volume (MMBtu)	144,781	203,706	152,113	138,053	121,587	644,946	616,199	591,725	—	—
Weighted average swap price	$3.36	$3.35	$3.62	$3.61	$3.59	$4.45	$3.78	$3.43	$—	$—

Two-way collars:
Hedged volume (MMBtu)	404,421	579,998	591,500	568,750	552,000	—	—	—	—	—
Weighted average put price	$3.17	$3.15	$4.00	$4.00	$4.00	$—	$—	$—	$—	$—
Call hedged volume (MMBtu)	404,421	579,998	591,500	568,750	552,000	—	—	—	—	—
Weighted average call price	$4.55	$4.50	$6.29	$6.29	$6.29	$—	$—	$—	$—	$—

	Oil Hedges (basis differential)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Argus basis swaps:
Hedged volume (MMBtu)	305,000	460,000	364,000	364,000	368,000	368,000	270,000	273,000	276,000	276,000
Weighted average spread price (1)	$1.10	$1.10	$1.15	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00

	Gas Hedges (basis differential)
	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Waha basis swaps:
Hedged volume (MMBtu)	332,855	324,021	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.55	$0.55	$—	$—	$—	$—	$—	$—	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	329,529	459,683	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.63	$0.63	$—	$—	$—	$—	$—	$—	$—	$—
(1) The oil basis swap hedges are calculated as the fixed price (weighted average spread price above) less the difference between WTI Midland and WTI Cushing, in the issue of Argus Americas Crude. The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2023, 100% of our derivative instruments are with lenders under our Credit Facility.
Effects of Inflation and Pricing
The oil and natural gas industry is cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts significant pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do associated costs. Material changes in prices impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.
Off-Balance Sheet Financing Arrangements
As of June 30, 2023, we had no off-balance sheet financing arrangements.
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
The pursuit of and the acquisition of accretive oil and gas properties may require substantially greater capital than we currently have available and obtaining additional capital may require that we obtain either short-term or long-term debt or sell our equity or both. Further, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.
The process of acquiring one or more additional oil and gas properties would impact our financial position, reduce our cash position and possibly increase our debt. The types of costs that we may incur include the costs to retain consultants and investment bankers specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and proforma information regarding such oil and gas properties. Even though we may incur such costs, there is no assurance that we will ultimately be able to consummate other acquisitions of oil and gas producing properties.
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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $23.2 million as of June 30, 2023). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the six months ended June 30, 2023. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Six Months Ended	As of
	June 30, 2023	June 30, 2023
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Customer:
Phillips 66 Company ("Phillips")	68%	71%
Enterprise Crude Oil LLC ("Enterprise")	13%	13%
NGL Crude Partners ("NGL Crude")	11%	11%
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
As of June 30, 2023, we had $397.0 million outstanding on our Credit Facility with a weighted average interest rate for the six months ended June 30, 2023 of 8.5%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.0 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates on our Credit Facility.
Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Currency Exchange Rate Risk
Foreign sales accounted for none of the Company's sales; the Company accepts payment for its commodity sales only in U.S. dollars. Ring is therefore not exposed to foreign currency exchange rate risk on these sales.
Please also see Item 1A “Risk Factors” for a discussion of other risks and uncertainties we face in our business.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Ring Energy, Inc.

Date: August 3, 2023	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)