Form 10-Q
period 2023-09-30
RING ENERGY, INC.
filed 2023-11-02
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had outstanding 195,630,301 shares of common stock ($0.001 par value).

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
•possible adverse results from litigation and the use of financial resources to defend ourselves; and
•the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
The following (a) condensed balance sheet as of December 31, 2022 which has been derived from our audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$138,581	$3,712,526
Accounts receivable	45,756,047	42,448,719
Joint interest billing receivables, net	3,306,125	983,802
Derivative assets	1,845,133	4,669,162
Inventory	5,548,835	9,250,717
Prepaid expenses and other assets	2,033,013	2,101,538
Total Current Assets	58,627,734	63,166,464
Properties and Equipment
Oil and natural gas properties, full cost method	1,628,230,243	1,463,838,595
Financing lease asset subject to depreciation	3,306,372	3,019,476
Fixed assets subject to depreciation	2,946,274	3,147,125
Total Properties and Equipment	1,634,482,889	1,470,005,196
Accumulated depreciation, depletion and amortization	(353,111,293)	(289,935,259)
Net Properties and Equipment	1,281,371,596	1,180,069,937
Operating lease asset	2,644,519	1,735,013
Derivative assets	6,465,355	6,129,410
Deferred financing costs	14,199,738	17,898,973
Total Assets	$1,363,308,942	$1,268,999,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$110,392,713	$111,398,268
Income tax liability	264,261	—
Financing lease liability	806,993	709,653
Operating lease liability	503,420	398,362
Derivative liabilities	23,906,800	13,345,619
Notes payable	950,068	499,880
Deferred cash payment	14,783,879	14,807,276
Asset retirement obligations	279,681	635,843
Total Current Liabilities	151,887,815	141,794,901

Non-current Liabilities
Deferred income taxes	497,067	8,499,016
Revolving line of credit	428,000,000	415,000,000
Financing lease liability, less current portion	690,456	1,052,479
Operating lease liability, less current portion	2,207,248	1,473,897
Derivative liabilities	18,089,847	10,485,650
Asset retirement obligations	28,482,982	29,590,463
Total Liabilities	629,855,415	607,896,406
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 195,380,527 shares and 175,530,212 shares issued and outstanding, respectively	195,380	175,530
Additional paid-in capital	793,603,238	775,241,114
Accumulated deficit	(60,345,091)	(114,313,253)
Total Stockholders’ Equity	733,453,527	661,103,391
Total Liabilities and Stockholders' Equity	$1,363,308,942	$1,268,999,797
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Oil, Natural Gas, and Natural Gas Liquids Revenues	$93,681,798	$94,408,948	$261,113,283	$247,551,855

Costs and Operating Expenses
Lease operating expenses	18,015,348	13,029,098	51,426,145	30,283,706
Gathering, transportation and processing costs	(4,530)	—	(6,985)	1,846,247
Ad valorem taxes	1,779,163	1,199,385	5,120,119	3,100,578
Oil and natural gas production taxes	4,753,289	4,563,519	13,173,568	11,939,338
Depreciation, depletion and amortization	21,989,034	14,324,502	64,053,637	34,854,993
Asset retirement obligation accretion	354,175	243,140	1,073,900	617,685
Operating lease expense	138,220	83,590	366,711	250,770
General and administrative expense	7,083,574	7,393,848	21,023,956	18,748,427

Total Costs and Operating Expenses	54,108,273	40,837,082	156,231,051	101,641,744

Income from Operations	39,573,525	53,571,866	104,882,232	145,910,111

Other Income (Expense)
Interest income	80,426	4	160,171	4
Interest (expense)	(11,381,754)	(7,021,385)	(32,322,840)	(13,699,045)
Gain (loss) on derivative contracts	(39,222,755)	32,851,189	(26,483,190)	(2,201,970)
Gain (loss) on disposal of assets	—	—	(132,109)	—
Other income	—	—	126,210	—
Net Other Income (Expense)	(50,524,083)	25,829,808	(58,651,758)	(15,901,011)

Income (Loss) Before Benefit from (Provision for) Income Taxes	(10,950,558)	79,401,674	46,230,474	130,009,100

Benefit from (Provision for) Income Taxes	3,411,336	(4,315,783)	7,737,688	(5,866,744)
Net Income (Loss)	$(7,539,222)	$75,085,891	$53,968,162	$124,142,356

Basic Earnings (Loss) per Share	$(0.04)	$0.65	$0.29	$1.16
Diluted Earnings (Loss) per Share	$(0.04)	$0.49	$0.28	$0.92
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Nine Months Ended September 30, 2023	Shares	Amount
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	288,709	289	(289)	—	—
Shares to cover tax withholdings for restricted stock vested	(77,687)	(78)	78	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(141,682)	—	(141,682)
Share-based compensation	—	—	2,260,312	—	2,260,312
Net income	—	—	—	28,791,605	28,791,605
Balance, June 30, 2023	195,350,672	$195,350	$791,450,835	$(52,805,869)	$738,840,316
Restricted stock vested	39,443	39	(39)	—	—
Shares to cover tax withholdings for restricted stock vested	(9,588)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(18,302)	—	(18,302)
Share-based compensation	—	—	2,170,735	—	2,170,735
Net loss	—	—	—	(7,539,222)	(7,539,222)
Balance, September 30, 2023	195,380,527	$195,380	$793,603,238	$(60,345,091)	$733,453,527

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Share-based compensation	—	—	1,521,910	—	1,521,910
Net income	—	—	—	7,112,043	7,112,043
Balance, March 31, 2022	100,192,562	$100,193	$554,994,202	$(245,836,235)	$309,258,160
Exercise of common warrants issued in offering	6,453,907	6,454	5,156,672	—	5,163,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	610,195	610	(610)	—	—
Shares to cover tax withholdings for restricted stock vested	(73,047)	(73)	73	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(257,694)	—	(257,694)
Share-based compensation	—	—	1,899,245	—	1,899,245
Net income	—	—	—	41,944,422	41,944,422
Balance, June 30, 2022	107,236,111	$107,236	$561,791,836	$(203,891,813)	$358,007,259
Exercise of common warrants issued in offering	3,000,000	3,000	2,397,000	—	2,400,000
Restricted stock vested	13,504	14	(14)	—	—
Shares to cover tax withholdings for restricted stock vested	(2,674)	(3)	3	—	—
Payments to cover tax withholdings for restricted stock vested	—	—	(6,790)	—	(6,790)
Common stock issuance for Stronghold acquisition	21,339,986	21,340	69,120,215	—	69,141,555
Share-based compensation	—	—	1,543,033	—	1,543,033
Net income	—	—	—	75,085,891	75,085,891
Balance, September 30, 2022	131,586,927	$131,587	$634,845,283	$(128,805,922)	$506,170,948
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities
Net income (loss)	$53,968,162	$124,142,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	64,053,637	34,854,993
Asset retirement obligation accretion	1,073,900	617,685
Amortization of deferred financing costs	3,699,235	1,483,621
Share-based compensation	6,374,743	4,964,188
Bad debt expense	41,865	—
Deferred income tax expense (benefit)	(8,160,712)	5,830,008
Excess tax expense (benefit) related to share-based compensation	158,763	—
(Gain) loss on derivative contracts	26,483,190	2,201,970
Cash received (paid) for derivative settlements, net	(5,829,728)	(48,593,882)
Changes in operating assets and liabilities:
Accounts receivable	(5,671,516)	(21,300,907)
Inventory	3,701,882	—
Prepaid expenses and other assets	68,525	(2,308,540)
Accounts payable	3,500,913	33,992,075
Settlement of asset retirement obligation	(1,025,607)	(2,548,344)
Net Cash Provided by Operating Activities	142,437,252	133,335,223
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	(18,511,170)	(183,359,626)
Payments for the Founders Acquisition	(49,902,757)	—
Payments to purchase oil and natural gas properties	(1,605,262)	(1,211,691)
Payments to develop oil and natural gas properties	(112,996,032)	(83,776,050)
Payments to acquire or improve fixed assets subject to depreciation	(209,798)	(158,598)
Sale of fixed assets subject to depreciation	332,230	134,600
Proceeds from divestiture of equipment for oil and natural gas properties	54,558	25,066
Proceeds from sale of Delaware properties	7,608,692	—
Proceeds from sale of New Mexico properties	4,312,502	—
Net Cash (Used in) Investing Activities	(170,917,037)	(268,346,299)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	179,000,000	592,000,000
Payments on revolving line of credit	(166,000,000)	(447,000,000)
Proceeds from issuance of common stock from warrant exercises	12,301,596	7,563,126
Payments for taxes withheld on vested restricted shares, net	(294,365)	(264,484)
Proceeds from notes payable	1,565,071	1,245,303
Payments on notes payable	(1,114,883)	(954,082)
Payment of deferred financing costs	—	(18,762,502)
Reduction of financing lease liabilities	(551,579)	(334,034)
Net Cash Provided by (Used in) Financing Activities	24,905,840	133,493,327
Net Increase (Decrease) in Cash	(3,573,945)	(1,517,749)
Cash at Beginning of Period	3,712,526	2,408,316
Cash at End of Period	$138,581	$890,567

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Cash Flow Information
Cash paid for interest	$27,804,707	$12,371,753

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$261,786	$218,082
Asset retirement obligation acquired	2,090,777	14,538,550
Asset retirement obligation revision of estimate	53,824	—
Asset retirement obligation sold	(4,717,507)	—
Operating lease assets obtained in exchange for new operating lease liability	1,713,677	—
Financing lease assets obtained in exchange for new financing lease liability	305,052	—
Capitalized expenditures attributable to drilling projects financed through current liabilities	(1,394,081)	13,233,975

Supplemental Schedule for Founders Acquisition
Investing Activities - Cash Paid
Escrow deposit released at closing	$7,500,000	$—
Closing amount paid to Founders	42,502,799	—
Interest from escrow deposit	1,747	—
Direct transaction costs	1,361,843	—
Post-close adjustments	(1,463,632)	—
Payments for the Founders Acquisition	$49,902,757	$—
Investing Activities - Noncash
Assumption of suspense liability	$677,116	$—
Assumption of asset retirement obligation	2,090,777	—
Assumption of ad valorem tax liability	234,051	—
Deferred cash payment at fair value	14,657,383	—

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Cash paid by bank to Stronghold on closing	$—	$121,392,455
Deposit in escrow	—	46,500,000
Direct transaction costs	—	9,162,143
Cash paid for realized August oil derivative losses	—	1,777,925
Cash paid for inventory and fixed assets acquired	—	4,527,103
Payment of deferred cash payment	15,000,000	—
Payment of post-close settlement	3,511,170	—
Payments for the Stronghold Acquisition	$18,511,170	$183,359,626
Investing Activities - Noncash
Assumption of suspense liability	$—	$1,651,596
Assumption of derivative liabilities	—	24,784,406
Assumption of asset retirement obligation	—	14,538,550
Deferred cash payment at fair value	—	14,511,688
Financing Activities - Noncash
Common stock issued for acquisition	$—	$69,141,555
Convertible preferred stock issued for acquisition	—	137,858,446
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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

While changes in oil and natural gas prices affect the Company’s liquidity, the Company has put in place hedges in seeking to protect a substantial portion of its cash flows from price declines; however, if oil or natural gas prices rapidly deteriorate due to unanticipated economic conditions, this could still have a material adverse effect on the Company’s cash flows.

The Company expects ongoing oil price volatility over an indeterminate term. Extended depressed oil prices have historically had and could have a material adverse impact on the Company’s oil revenue, which is mitigated to some extent by the Company’s hedge contracts. The Company is always mindful of oil price volatility and its impact on our liquidity.

The Company believes that it has the ability to continue to fund its operations and service its debt by using cash flows from operations.
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
Fair Values of Financial Instruments – The carrying amounts reported for our revolving line of credit approximate their fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of accounts receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
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
When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. See "NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS" below for additional information.
Concentration of Credit Risk and Receivables – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and receivables.
Cash and cash equivalents - The Company had cash in excess of federally insured limits of $0 and $3,462,526 as of September 30, 2023 and December 31, 2022, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the nine months ended September 30, 2023, sales to three purchasers represented 67%, 12% and 10%, respectively, of total oil, natural gas, and natural gas liquids sales. As of September 30, 2023, receivables outstanding from these three purchasers represented 69%, 9% and 7%, respectively, of accounts receivable.

Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of September 30, 2023 or December 31, 2022.
Joint interest billing receivables, net - The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for bad debt expense associated with its joint interest billing receivables during the three and nine months ended September 30, 2023 and September 30, 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Bad debt expense	$19,656	$—	$41,865	$—
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Joint interest billing receivables	$3,484,616	$1,226,049
Allowance for credit losses	(178,491)	(242,247)
Joint interest billing receivables, net	$3,306,125	$983,802
The reduction of $63,756 in the allowance for credit losses during the nine months ended September 30, 2023 was primarily due to a clearing of $105,620 in allowances that were associated with the Delaware Basin asset sale, offset by new allowances booked (see NOTE 5 — ACQUISITIONS AND DIVESTITURES for more detail).
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had no such investments.
Inventory - The full balance of the Company's inventory consists of materials and supplies for its operations, with no work in process or finished goods inventory balances. Inventory is added to the books upon the purchase of supplies (inclusive of freight and sales tax costs) to use on well sites, and inventory is reduced by material transfers for inventory usage based on the initial invoiced value. The Company reports the balance of its inventory at the lower of cost or net realizable value. Inventory balances are excluded from the Company's calculation of depletion.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depletion	$21,711,123	$14,163,574	$63,203,473	$34,417,978
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.48	$11.59	$13.09	$11.95
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
Depreciation of buildings, equipment, software, leasehold improvements, and automobiles is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Depreciation	$80,690	$53,946	$277,420	$102,568
Notes Payable – At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O (directors and officers) insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. The annual percentage rate (APR) for this note is 7.08%. As of September 30, 2023, the notes payable balance included in current liabilities on the Condensed Balance Sheet is $950,068. The following table shows interest paid related to notes payable for the three and nine months ended September 30, 2023 and 2022. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest paid for notes payable	$22,286	$7,917	$35,211	$17,201

Revenue Recognition – In January 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”). The timing of recognizing revenue from the sale of produced crude oil and natural gas was not changed as a result of adopting ASU 2014-09. The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials (quality, transportation and other variables from benchmark prices). The guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and Ring engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "NOTE 2 — REVENUE RECOGNITION" for additional information.
Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax basis of assets and liabilities and their reported amounts in the condensed financial statements, and tax carryforwards. Deferred tax assets and liabilities are included in the condensed financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Since December 31, 2020, the Company determined that a full valuation allowance was necessary due to the Company's assessment that it was more likely than not that it would be unable to obtain the benefits of its deferred tax assets due to the Company’s history of taxable losses. The Company determined that certain existing deferred tax assets would not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. Since 2021, commodity prices increased and the Company continues to project positive pre-tax book income. As of June 30, 2023, the Company was no longer in a cumulative loss position. As a result, future forecasted pre-tax book income was considered as positive evidence in assessing the valuation allowance. Based on the change in judgment on the realizability of the related federal deferred tax assets in future years, the Company released $10.5 million of valuation allowance as a discrete benefit in the first nine months ended September 30, 2023. Accordingly, the Company recorded the following federal and state income tax benefits (provisions) for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Deferred federal income tax benefit (provision)	$3,381,104	$(3,611,381)	$8,492,595	$(4,625,429)
Current state income tax benefit (provision)	(165,780)	(36,736)	(264,261)	(36,736)
Deferred state income tax benefit (provision)	196,012	(667,666)	(490,646)	(1,204,579)
Benefit from (Provision for) Income Taxes	$3,411,336	$(4,315,783)	$7,737,688	$(5,866,744)
The Company had immaterial operations in New Mexico which is in a net deferred tax asset position for which a full valuation allowance is still recorded.

For the three and nine months ended September 30, 2023, the Company’s overall effective tax rates (calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes) were 31.2% and 16.7%, respectively. These rates were primarily impacted by the release of valuation allowance on its federal net deferred tax asset. A tax benefit of $10.5 million was recorded as a discrete item in the nine months ended September 30, 2023.
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
Three-Stream Reporting - Beginning July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and natural gas liquids ("NGLs") sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas. This represents a change in our accounting and reporting presentation necessitated by a change in the underlying facts and circumstances surrounding the Stronghold Acquisition, as Stronghold had historically reported its revenues on a three-stream basis. As clarified in the interpretive guidance of ASC 250, such changes should not be applied on a retrospective basis. Accordingly, we began reporting on a three-stream basis prospectively, beginning July 1, 2022. See NOTE 5 - ACQUISITIONS AND DIVESTITURES for a discussion of the Stronghold Acquisition.
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
Share-Based Employee Compensation – The Company has outstanding stock option grants and restricted stock unit awards to directors, officers and employees, which are described more fully below in "NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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
The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Share-based compensation	$2,170,735	$1,543,033	$6,374,743	$4,964,188
Recently Adopted Accounting Pronouncements – In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The ASU provided updated views from the SEC Staff on employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. As the ASU did not provide any new ASC guidance, and there was no transition or effective date provided, the Company adopted this standard upon issuance, and the adoption did not have a material impact on our condensed financial statements.

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
On July 26, 2023, the SEC issued Final Rule Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, which requires current disclosures (via Form 8-K, Item 1.05) about material cybersecurity incidents and requires periodic disclosures (via Form 10-K, Item 1C, "Cybersecurity") about a registrant’s processes to manage its material cybersecurity risks. The Company is currently considering the impact of this rule on its disclosures.
NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil, natural gas, NGLs. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a purchaser represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration, as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.
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
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$90,392,004	$86,413,665	$252,020,403	$229,532,827
Natural gas	562,374	4,655,002	526,161	14,678,747
Natural gas liquids (1)	2,727,420	3,340,281	8,566,719	3,340,281
Total oil, natural gas, and natural gas liquids revenues	$93,681,798	$94,408,948	$261,113,283	$247,551,855
(1) Beginning on July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and NGL sales. For periods prior to July 1, 2022, sales revenues for NGLs were presented with natural gas.
NOTE 3 — LEASES
The Company has operating leases for its offices in Midland, Texas and The Woodlands, Texas. The Midland office is under a five-year lease which began January 1, 2021. The Midland office lease was amended effective October 1, 2022, with the revised five-year lease ending September 30, 2027. Beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas; however, effective as of May 31, 2023, The Woodlands office sub-lease was terminated. On May 9, 2023, the Company entered into a 71-month (five years and 11-month) new lease for a larger amount of office space in The Woodlands, Texas. At the time of the new lease commencement, the additional office space that was added was under construction and until completed, the rental obligation for this space had not yet commenced, because the Company did not have control of the additional office space in accordance with ASC 842-40-55-5. On September 27, 2023, the Company provided a certificate of acceptance of premises to the lessor of the additional office space, and accordingly, as of September 30, 2023, the future payments for this space are included along with the other operating leases, reflected in the future lease payments schedule below.
The Company has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02 (i.e. to not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases is reflected in the short-term lease costs within Lease operating expenses, shown below.
The Company has financing leases for vehicles. These leases have a term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.

Future lease payments associated with these operating and financing leases as of September 30, 2023 are as follows:

	2023	2024	2025	2026	2027	Other Future Years
Operating lease payments (1)	$118,616	$675,210	$727,460	$636,649	$460,497	400,234
Financing lease payments (2)	223,492	832,238	493,290	49,763	—	—

(1)The weighted average annual discount rate as of September 30, 2023 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $307,998. The weighted average remaining term of operating leases was 4.51 years.

(2)The weighted average annual discount rate as of September 30, 2023 for financing leases was 6.25%. Based on this rate, the future lease payments above include imputed interest of $101,334. The weighted average remaining term of financing leases was 2.00 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	September 30, 2023	December 31, 2022
Operating lease liability, current portion	$503,420	$398,362
Operating lease liability, non-current portion	2,207,248	1,473,897
Operating lease liability, total	$2,710,668	$1,872,259
Total undiscounted future cash flows (sum of future operating lease payments)	3,018,666	2,065,580
Imputed interest	307,998	193,321
Undiscounted future cash flows less imputed interest	$2,710,668	$1,872,259

Financing lease liability, current portion	$806,993	$709,653
Financing lease liability, non-current portion	690,456	1,052,479
Financing lease liability, total	$1,497,449	$1,762,132
Total undiscounted future cash flows (sum of future financing lease payments)	1,598,783	1,900,595
Imputed interest	101,334	138,463
Undiscounted future cash flows less imputed interest	$1,497,449	$1,762,132
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease costs	$138,220	$83,590	$366,711	$250,770
Short-term lease costs (1)	1,012,525	639,708	4,042,160	1,937,310
Financing lease costs:
Amortization of financing lease assets (2)	197,221	106,982	572,744	334,447
Interest on financing lease liabilities (3)	23,416	10,391	73,115	24,184

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss)	$(7,539,222)	$75,085,891	$53,968,162	$124,142,356
Basic Weighted-Average Shares Outstanding	195,361,476	115,376,280	188,865,752	107,349,184
Effect of dilutive securities:
Stock options	—	52,110	—	93,688
Restricted stock units	—	1,908,662	1,310,409	2,135,675
Performance stock units	—	196,520	361,406	235,440
Common warrants	—	19,884,296	4,045,648	20,180,729
Convertible preferred stock	—	14,337,127	—	4,831,559
Diluted Weighted-Average Shares Outstanding	195,361,476	151,754,995	194,583,215	134,826,275
Basic Earnings (Loss) per Share	$(0.04)	$0.65	$0.29	$1.16
Diluted Earnings (Loss) per Share	$(0.04)	$0.49	$0.28	$0.92
The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Antidilutive securities:
Stock options to purchase common stock	265,500	70,500	265,500	70,500
Unvested restricted stock units	3,866,023	37,487	61,212	11,312
Unvested performance stock units	2,882,594	860,212	1,396,446	798,768

NOTE 5 — ACQUISITIONS AND DIVESTITURES

Stronghold Acquisition

On July 1, 2022, Ring, as buyer, and Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership (“Stronghold RoyaltyCo”, together with Stronghold OpCo, collectively, “Stronghold”), as seller, entered into a purchase and sale agreement (the “Stronghold Purchase Agreement”). Pursuant to the Stronghold Purchase Agreement, Ring acquired (the “Stronghold Acquisition”) interests in oil and gas leases and related property of Stronghold consisting of approximately 37,000 net acres located in the Central Basin Platform of the Texas Permian Basin. On August 31, 2022, Ring completed the Stronghold Acquisition.

The fair value of consideration paid to Stronghold was approximately $394.0 million, of which $165.9 million, net of customary purchase price adjustments, was paid in cash at closing, and $15.0 million was paid in cash six months after the closing. Also, shortly after closing, approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for certain novated hedges. The cash portion of the consideration was funded primarily from borrowings under our revolving Credit Facility, which was increased from $350.0 million to $600.0 million at the closing. The remaining consideration consisted of 21,339,986 shares of Ring common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”) which were converted into 42,548,892 shares of common stock on October 27, 2022. In addition, Ring assumed $24.8 million of derivative liabilities, $1.7 million of items in suspense, and $14.5 million in asset retirement obligations.

Delaware Basin Sale

On May 11, 2023, the Company completed the divestiture of its Delaware Basin assets to an unaffiliated party for $8.3 million. The sale had an effective date of March 1, 2023. The final cash consideration was approximately $7.6 million, subject to customary final purchase price adjustments. As part of the divestiture, the buyer assumed an asset retirement obligation balance of approximately $2.3 million.

Founders Acquisition
On July 10, 2023, the Company, as buyer, and Founders Oil & Gas IV, LLC (“Founders”), as seller, entered into an Asset Purchase Agreement (the “Founders Purchase Agreement”). Pursuant to the closing of the Purchase Agreement, on August 15, 2023 the Company acquired (the “Founders Acquisition”) interests in oil and gas leases and related property of Founders located in the Central Basin Platform of the Texas Permian Basin in Ector County, Texas, for a purchase price (the “Purchase Price”) of (i) a cash deposit of $7.5 million paid on July 11, 2023 into a third-party escrow account as a deposit pursuant to the Founders Purchase Agreement, (ii) approximately $42.5 million in cash paid on the closing date, net of approximately $10 million of preliminary and customary purchase price adjustments with an effective date of April 1, 2023, and (iii) a deferred cash payment of $15.0 million due 4 months after closing, or December 15, 2023, subject to final post-closing settlement between the Company and Founders.
The Founders Acquisition has been accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by Ring and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on Ring’s books as of the date of the closing of the Founders Acquisition. Additionally, costs directly related to the Founders Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Founder’s oil and gas properties. The inputs and assumptions related to the oil and gas properties are categorized as level 3 in the fair value hierarchy.
The following table represents the preliminary allocation of the total cost of the Founders Acquisition to the assets acquired and liabilities assumed as of the Founders Acquisition date:

Consideration:
Cash consideration
Escrow deposit released at closing	$7,500,000
Closing amount paid to Founders	42,502,799
Interest from escrow deposit	1,747
Fair value of deferred payment liability	14,657,383
Post-close adjustments	(1,463,632)
Total cash consideration	$63,198,297
Direct transaction costs	$1,361,843
Total consideration	$64,560,140

Fair value of assets acquired:
Oil and natural gas properties	$67,562,084
Amount attributable to assets acquired	$67,562,084
Fair value of liabilities assumed:
Suspense liability	$677,116
Asset retirement obligations	2,090,777
Ad valorem tax liability	234,051
Amount attributable to liabilities assumed	$3,001,944
Net assets acquired	$64,560,140

Approximately $6.3 million of revenues and $1.7 million of direct operating expenses attributed to the Founders Acquisition are included in the Company’s Statements of Operations for the period from August 16, 2023 through September 30, 2023.

New Mexico Divestiture

On September 27, 2023, the Company completed the divestiture of its operated New Mexico assets to an unaffiliated party for $4.5 million, resulting in preliminary cash consideration of approximately $3.8 million, subject to customary final purchase price adjustments. The sale had an effective date of June 1, 2023. As part of the divestiture, the buyer assumed an asset retirement obligation balance of approximately $2.3 million.
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All of our derivative contracts are with lenders under our Credit Facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Although the counterparties hold the right to offset (i.e. netting) the settlement amounts with the Company, in accordance with ASC 815-10-50-4B, the Company classifies the fair value of all its derivative positions on a gross basis in the Condensed Balance Sheets.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	September 30, 2023	December 31, 2022
Commodity derivative instruments, marked to market:

Derivative assets, current	$5,772,513	$16,193,327
Discounted deferred premiums	(3,927,380)	(11,524,165)
Derivatives assets, current, net of premiums	$1,845,133	$4,669,162

Derivative assets, noncurrent	$6,465,355	$7,606,258
Discounted deferred premiums	—	(1,476,848)
Derivative assets, noncurrent, net of premiums	$6,465,355	$6,129,410

Derivative liabilities, current	$23,906,800	$13,345,619

Derivative liabilities, noncurrent	$18,089,847	$10,485,650
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Oil derivatives:
Realized gain (loss) on oil derivatives	$(5,825,427)	$(13,958,195)	$(7,323,030)	$(47,690,961)
Unrealized gain (loss) on oil derivatives	(34,077,473)	49,680,492	(21,425,316)	48,360,099
Gain (loss) on oil derivatives	$(39,902,900)	$35,722,297	$(28,748,346)	$669,138

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	474,629	(902,921)	1,493,302	(902,921)
Unrealized gain (loss) on natural gas derivatives	205,516	(1,968,187)	771,854	(1,968,187)
Gain (loss) on natural gas derivatives	$680,145	$(2,871,108)	$2,265,156	$(2,871,108)

Gain (loss) on derivative contracts	$(39,222,755)	$32,851,189	$(26,483,190)	$(2,201,970)
The components of “Cash paid for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(5,825,427)	$(13,958,195)	$(7,323,030)	$(47,690,961)
Cash received (paid) from natural gas derivatives	474,629	(902,921)	1,493,302	(902,921)
Cash received (paid) for derivative settlements, net	$(5,350,798)	$(14,861,116)	$(5,829,728)	$(48,593,882)
The following tables reflect the details of current derivative contracts as of September 30, 2023 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Swaps:
Hedged volume (Bbl)	138,000	170,625	156,975	282,900	368,000	—	—	184,000	—
Weighted average swap price	$74.52	$67.40	$66.40	$65.49	$68.43	$—	$—	$73.35	$—

Deferred premium puts:
Hedged volume (Bbl)	165,600	45,500	45,500	—	—	—	—	—	—
Weighted average strike price	$83.78	$84.70	$82.80	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$14.61	$17.15	$17.49	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	274,285	339,603	325,847	230,000	128,800	474,750	464,100	184,000	—
Weighted average put price	$56.73	$64.20	$64.30	$64.00	$60.00	$57.06	$60.00	$65.00	$—
Weighted average call price	$70.77	$79.73	$79.09	$76.50	$73.24	$75.82	$69.85	$80.08	$—

Three-way collars:
Hedged volume (Bbl)	15,598	—	—	—	—	—	—	—	—
Weighted average first put price	$45.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$—	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

NYMEX Swaps:
Hedged volume (MMBtu)	134,102	152,113	138,053	121,587	644,946	616,199	591,725	285,200	—
Weighted average swap price	$3.35	$3.62	$3.61	$3.59	$4.45	$3.78	$3.43	$3.73	$—

Two-way collars:
Hedged volume (MMBtu)	383,587	591,500	568,750	552,000	—	—	—	285,200	—
Weighted average put price	$3.15	$4.00	$4.00	$4.00	$—	$—	$—	$3.00	$—
Call hedged volume (MMBtu)	383,587	591,500	568,750	552,000	—	—	—	285,200	—
Weighted average call price	$4.51	$6.29	$6.29	$6.29	$—	$—	$—	$4.80	$—

	Oil Hedges (basis differential)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Argus basis swaps:
Hedged volume (MMBtu)	305,000	364,000	364,000	368,000	368,000	270,000	273,000	276,000	276,000
Weighted average spread price (1)	$1.10	$1.15	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00

	Gas Hedges (basis differential)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Waha basis swaps:
Hedged volume (MMBtu)	324,021	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.55	$—	$—	$—	$—	$—	$—	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	459,683	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.63	$—	$—	$—	$—	$—	$—	$—	$—
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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2022

Commodity Derivatives - Assets	$—	$10,798,572	$—	$10,798,572
Commodity Derivatives - Liabilities	$—	$(23,831,269)	$—	$(23,831,269)

Total	$—	$(13,032,697)	$—	$(13,032,697)

As of September 30, 2023

Commodity Derivatives - Assets	$—	$8,310,488	$—	$8,310,488
Commodity Derivatives - Liabilities	$—	$(41,996,647)	$—	$(41,996,647)

Total	$—	$(33,686,159)	$—	$(33,686,159)
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
On August 31, 2022, the Company modified its Credit Facility through a Second Amended and Restated Credit Agreement (the "Second Credit Agreement"), extending the maturity date of the facility to August 2026 and the syndicate was modified to add five lenders, replacing five exiting lenders. In conjunction with the Stronghold Acquisition, with the newly acquired assets put up for collateral, the Company established a borrowing base of $600 million. The borrowing base is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and cancellation of certain hedging positions.
Rather than Eurodollar loans, the reference rate on the Second Credit Agreement is the Standard Overnight Financing Rate (“SOFR”). Also, it permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined), and (iv) the Borrowing Base Utilization Percentage (as defined) is not greater than 80%.
The interest rate on each SOFR loan is the adjusted term SOFR for the applicable interest period plus a margin between 3.0% and 4.0% (depending on the then-current level of borrowing base usage). The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 2.0% and 3.0% per annum (depending on the then-current level of borrowing base usage).
The Second Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined) of 1.0 to 1.0. The Second Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, producing oil and gas. However, if the borrowing base utilization is less than 25% at the hedge testing date and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period will be 0% from such hedge testing date to the next succeeding hedge testing date and if the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of September 30, 2023, $428 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Second Credit Agreement.
Under the Second Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of September 30, 2023, the Company's unused line of credit was $171.2 million, which was calculated by subtracting the outstanding Credit Facility balance of $428 million and standby letters of credit of $760,438 ($260,000 with state and federal agencies and $500,438 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. Changes in the asset retirement obligation during the nine months ended September 30, 2023 were as follows:

Balance, December 31, 2022	$30,226,306
Liabilities acquired	2,090,777
Liabilities incurred	261,786
Liabilities sold	(4,717,507)
Liabilities settled	(226,424)
Revision of estimate	53,824
Accretion expense	1,073,901
Balance, September 30, 2023	$28,762,663
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	September 30, 2023	December 31, 2022
Asset retirement obligations, current	279,681	635,843
Asset retirement obligations, non-current	28,482,982	29,590,463
Asset retirement obligations	$28,762,663	$30,226,306

NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2022, the Company had 19,107,793 exercisable common warrants, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the nine months ended September 30, 2023, a total of 19,029,593 common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of September 30, 2023 there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2021	29,361,700	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2022	29,361,700	$0.80
Exercised	(6,453,907)	0.80	$5,163,126
Exercisable, June 30, 2022	22,907,793	$0.80
Exercised	(3,000,000)	0.80	$2,400,000
Exercisable, September 20, 2022	19,907,793	$0.80

Exercisable, December 31, 2022	19,107,793	$0.80
Exercised	(4,517,427)	0.80	$3,613,941
Exercisable, March 31, 2023	14,590,366	$0.80
Exercised (1)	(14,512,166)	0.62	$8,997,543
Exercisable, June 30, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2023	78,200	$0.80
(1) On April 11 and 12, 2023, the Company and certain holders of the common warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreement (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 common warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the immediate exercise of the common warrants held by such Participating Holders in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the common warrants by the Participating Holders pursuant to the Exercise Agreement, which was recognized as an equity issuance cost in accordance with ASC 815-40-35-17(a). In the Statements of Stockholders' Equity, the net impact to Stockholders' Equity is $8,687,655, which is net of $309,888 in advisory fees.
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2023 and 2022 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	Sep. 30, 2023	Sep. 30, 2022
Share-based compensation	$2,170,735	$1,543,033	$6,374,743	$4,964,188
In 2011, the Board approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 341,755 shares eligible for grant, either as stock options or as restricted stock, as of September 30, 2023.
In 2021, the Board approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was subsequently approved by the shareholders at the 2021 Annual Meeting. The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting, the shareholders approved a Plan Amendment to increase the number of shares available under the 2021 Plan by 6.0 million. Accordingly, there were 8,224,394 shares available for grant as of September 30, 2023 under the 2021 Plan.
Stock Options
A summary of the status of the stock options as of September 30, 2023 and 2022 and changes during the respective nine month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2021	365,500	$3.61
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2022	365,500	$3.61	2.21 years	$536,900
Granted	—	—
Forfeited or rescinded	—	—
Exercised	(100,000)	2.00
Outstanding, June 30, 2022	265,500	$4.21	2.14 years	$128,700
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, September 30, 2022	265,500	$4.21	1.89 years	$62,400
Exercisable, September 30, 2022	265,500	$4.21	1.89 years

Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Granted	—	—
Forfeited or rescinded	—	—
Exercised	—	—
Outstanding, June 30, 2023	265,500	$4.21	1.14 years	$—
Granted	—	$—
Forfeited or rescinded	—	$—
Exercised	—	$—
Outstanding, September 30, 2023	265,500	$4.21	0.89 years	$—
Exercisable, September 30, 2023	265,500	$4.21	0.89 years
The intrinsic values were calculated using the closing price on September 30, 2023 of $1.95 and the closing price on September 30, 2022 of $2.32. As of September 30, 2023, the Company had $0 of unrecognized compensation cost related to stock options.
Restricted Stock Units
A summary of the restricted stock unit activity as of September 30, 2023 and 2022, respectively, and changes during the respective nine month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	2,572,596	$1.75
Granted	1,247,061	2.79
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	3,819,657	$2.09
Granted	19,642	$4.27
Forfeited or rescinded	(17,204)	$2.79
Vested	(610,195)	$2.80
Outstanding, June 30, 2022	3,211,900	$1.97
Granted	126,570	2.95
Forfeited or rescinded	—	—
Vested	(9,851)	2.69
Outstanding, September 30, 2022	3,328,619	$2.00

Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17
Granted	—	$—
Forfeited or rescinded	(49,465)	$2.22
Vested	(288,709)	$2.85
Outstanding, June 30, 2023	3,885,267	$2.12
Granted	—	—
Forfeited or rescinded	(4,997)	2.22
Vested	(39,443)	2.87
Outstanding, September 30, 2023	3,840,827	$2.12
As of September 30, 2023, the Company had $3,928,247 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 1.85 years. Grant activity for the nine months ended September 30, 2023 was primarily restricted stock units for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of September 30, 2023 and 2022, respectively, along with changes during the respective nine month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	860,216	$3.87
Granted	860,216	3.65
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2022	1,720,432	$3.76
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2022	1,720,432	$3.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2022	1,720,432	$3.76

Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2023	2,882,594	$3.34
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2023	2,882,594	$3.34
As of September 30, 2023, the Company had $5,314,823 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.60 years.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company totaling $260,000 to the State of Texas and federal agencies and $500,438 to an insurance company to secure the surety bonds described below. The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the State of Texas. The letters of credit to the insurance company will be renewed if the insurance requires them to retain the surety bonds; however, as the Company no longer operates any wells in the State of New Mexico, these standby letters of credit will not be renewed. No amounts have been drawn under the standby letters of credit.

Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company does not intend to renew the surety bonds in the State of New Mexico, as these operated assets have now been sold to a third party. As of September 30, 2023, the Company still had surety bonds in total of $650,288 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division.
NOTE 13 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of September 30, 2023, through the date of this report. The Company did not have any material subsequent events to report.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying condensed financial statements and the notes to those condensed financial statements included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” "Forward Looking Statements" and elsewhere in this Quarterly Report.
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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended September 30, 2023, the Company made net drawings of $31 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $428 million.
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
•Pursue strategic acquisitions with attractive upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. We pursue an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve balance sheet metrics and are accretive to shareholders. Our executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging the relationships of its management and board of directors will be a competitive advantage in identifying potential acquisition targets.
2023 Developments and Highlights

Drilling, Completion, and Recompletion

In the first quarter of 2023, in the Northwest Shelf, the Company drilled and completed two 1-mile horizontal wells (each with a working interest of 100%), and two 1.5-mile horizontal wells (one with a working interest of approximately 99.8% and the other with a working interest of approximately 75.4%). Next, in its Crane County acreage within the Central Basin Platform, the Company drilled and completed three vertical wells (each with a working interest of 100%) and performed six vertical well recompletions (each with a working interest of 100%).
In the second quarter of 2023, in the Northwest Shelf, the Company drilled and completed two 1.5-mile horizontal wells (one with a working interest of 100% and the other with a working interest of approximately 75.4%) and two 1-mile horizontal wells (both with a working interest of approximately 91.1%). Additionally, in its Crane County acreage within the Central Basin Platform, the Company drilled and completed two vertical wells (each with a working interest of 100%) and performed three vertical well recompletions (each with a working interest of 100%).
During the third quarter of 2023, the Company drilled and completed two 1-mile horizontal wells (one with a working interest of 100% and the other with a working interest of 75%) in the Northwest Shelf, and three 1.5-mile horizontal wells (each with a working interest of 100%) in the Central Basin Platform. Additionally, in its Crane County acreage within the Central Basin Platform, the Company drilled and completed three vertical wells (each with a working interest of 100%). Lastly, the Company drilled and began the completion process on three 1-mile horizontal wells in the Northwest Shelf (each with a working interest of 90%).
The table below sets forth our drilling and completion activities for 2023 in the nine months ended September 30, 2023.

Quarter	Area	Wells Drilled	Wells Completed	Recompletions

1Q 2023	Northwest Shelf (Horizontal)	4	4	—
	Central Basin Platform (Vertical)	3	3	6
	Total	7	7	6

2Q 2023	Northwest Shelf (Horizontal)	4	4	—
	Central Basin Platform (Vertical)	2	2	3
	Total	6	6	3

3Q 2023	Northwest Shelf (Horizontal)	5	2	—
	Central Basin Platform (Vertical)	3	3	—
	Central Basin Platform (Horizontal)	3	3	—
	Total	11	8	—
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

Natural Gas Takeaway Capacity

The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the natural gas produced. This has resulted in negative natural gas prices at times, whereby the seller is actually paying the purchaser to take the gas. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.

Inflation

Inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment and services used in our operations and we expect inflation to continue based on current economic circumstances. In addition, the attempts to reduce inflation by the U.S. Federal Reserve have resulted in increased interest rates on debt and contributed to debt and equity market volatility. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net sales:
Oil	$90,392,004	$86,413,665	$3,978,339	5%
Natural gas	562,374	4,655,002	(4,092,628)	(88)%
Natural gas liquids	2,727,420	3,340,281	(612,861)	(18)%
Total sales	$93,681,798	$94,408,948	$(727,150)	(1)%

Net production:
Oil (Bbls)	1,106,531	932,770	173,761	19%
Natural gas (Mcf)	1,567,104	952,762	614,342	64%
Natural gas liquids (Bbls)	243,142	130,052	113,090	87%
Total production (Boe)(1)	1,610,857	1,221,616	389,241	32%

Average sales price:
Oil (per Bbl)	$81.69	$92.64	$(10.95)	(12)%
Natural gas (per Mcf)	0.36	4.89	(4.53)	(93)%
Natural gas liquids (Bbl)	11.22	25.68	(14.46)	(56)%
Total per Boe	$58.16	$77.28	$(19.12)	(25)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $4.0 million from $86.4 million to $90.4 million due to a increase in sales volume from 932,770 barrels of oil to 1,106,531 barrels of oil, offset by a decrease in the average realized price per barrel from $92.64 to $81.69 . Of the increase in volume of 173,761 barrels of oil, 160,522 barrels of oil were attributable to wells acquired and new wells drilled in the acreage of the Stronghold Acquisition, 70,718 barrels of oil were from the Founders Acquisition, and the legacy assets had lower production by 57,479 barrels of oil. The decreased average realized price per barrel was primarily a result of lower market conditions.
Natural gas sales. Natural gas sales decreased approximately $4.1 million from $4.7 million to $0.6 million. While our natural gas sales volume increased from 952,762 Mcf to 1,567,104 Mcf, the average realized price per Mcf decreased from $4.89 to $0.36. Of the increase in volume of 614,342 Mcf, 533,860 Mcf was attributable to wells acquired and new wells drilled in the acreage of the Stronghold Acquisition and 36,365 Mcf was from the Founders Acquisition, with the remaining increase of 44,117 Mcf attributable to legacy assets. The price decrease was driven by a significant reduction in realized revenue pricing due to lower market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended September 30, 2023, gross revenues were $2.16 per Mcf and fees were $(1.80) per Mcf, compared to gross revenues of $7.28 per Mcf and fees of $(2.39) per Mcf for the three months ended September 30, 2022. This resulted in a net realized price of $0.36 per Mcf for the three months ended September 30, 2023 compared to $4.89 per Mcf for the three months ended September 30, 2022.
Natural gas liquids sales. NGL sales decreased approximately $0.6 million from $3.3 million to $2.7 million. NGL sales volumes for the three months ended September 30, 2023 were 243,142 barrels of NGLs compared to 130,052 barrels of NGLs for the comparable period in 2022. Of the increase in volume of 113,090 barrels, 96,358 barrels are attributable to wells acquired and new wells drilled in the acreage of the Stronghold Acquisition and 10,550 barrels from the Founders Acquisition, with the remaining 6,182 barrels attributable to legacy assets. The average realized price per barrel of NGLs was $11.22 for the three months ended September 30, 2023 compared to $25.68 for the three months ended September 30, 2022, from lower market conditions.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change
Net sales:
Oil	$252,020,403	$229,532,827	$22,487,576	10%
Natural gas	526,161	14,678,747	(14,152,586)	(96)%
Natural gas liquids	8,566,719	3,340,281	5,226,438	156%
Total sales	$261,113,283	$247,551,855	$13,561,428	5%

Net production:
Oil (Bbls)	3,325,323	2,338,469	986,854	42%
Natural gas (Mcf)	4,726,056	2,408,241	2,317,815	96%
Natural gas liquids (Bbls)	715,832	130,052	585,780	450%
Total production (Boe)(1)	4,828,831	2,869,895	1,958,936	68%

Average sales price:
Oil (per Bbl)	$75.79	$98.16	$(22.37)	(23)%
Natural gas (per Mcf)	0.11	6.10	(5.99)	(98)%
Natural gas liquids (Bbl)	11.97	25.68	(13.71)	(53)%
Total per Boe	$54.07	$86.26	$(32.19)	(37)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $22.5 million from $229.5 million to $252.0 million due to an increase in sales volume from 2,338,469 barrels of oil to 3,325,323 barrels of oil, offset by a decrease in the average realized price per barrel from $98.16 to $75.79. Of the increase in volume of 986,854 barrels, 755,881 barrels of oil were attributable to wells acquired and new wells drilled in the acreage of the Stronghold Acquisition, 70,718 barrels of oil were from the Founders Acquisition, and the remaining 160,255 increase in production was from the legacy assets, partly due to the sale of non-core assets. The decreased average realized price per barrel was primarily the result of lower market conditions.
Natural gas sales. Natural gas sales decreased approximately $14.2 million from $14.7 million to $526,161. While our natural gas sales volume increased from 2,408,241 Mcf to 4,726,056 Mcf, the average realized price per Mcf decreased from $6.10 to $0.11. Of the increase in volume of 2,317,815 Mcf, 2,370,686 Mcf was from wells acquired and new wells drilled in the acreage of the Stronghold Acquisition, 36,365 Mcf was from the Founders Acquisition, and the offsetting decrease of 89,236 Mcf was attributable to legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the nine months ended September 30, 2023, gross revenues were $1.73 per Mcf and fees were $(1.62) per Mcf, compared to gross revenues of $7.71 per Mcf and fees of $(1.62) per Mcf for the nine months ended September 30, 2022. This resulted in a net realized price of $0.11 for the nine months ended September 30, 2023 compared to $6.10 per Mcf for the nine months ended September 30, 2022.
Natural gas liquids sales. NGL sales increased approximately $5.2 million from $3.3 million to $8.6 million. NGL sales volumes for the nine months ended September 30, 2023 were 715,832 barrels of NGLs compared to 130,052 barrels of NGLs for the comparable period in 2022 due to the Company's change in reporting presentation for its natural gas products, which are presented on a three-stream basis beginning July 1, 2022. Of the increase in volume of 585,780 barrels, 390,206 barrels were attributable to the wells acquired and new wells drilled within the acreage of the Stronghold Acquisition, 10,550 barrels were from the Founders Acquisition, and the remaining 185,024 barrels are attributable to legacy assets. The average realized price per barrel of NGLs was $11.97 for the nine months ended September 30, 2023 compared to $25.68 for the nine months ended September 30, 2022, from lower market conditions.

Production Costs for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Lease operating expenses ("LOE")	$18,015,348	$13,029,098	$4,986,250	38%
Average LOE per Boe	$11.18	$10.67	$0.51	5%

Gathering, transportation and processing costs ("GTP")	$(4,530)	$—	$(4,530)	100%
Average GTP per Boe	$—	$—	$—	—%

Ad valorem taxes	$1,779,163	$1,199,385	$579,778	48%
Average Ad valorem taxes per Boe	$1.10	$0.98	$0.12	12%

Oil and natural gas production taxes	$4,753,289	$4,563,519	$189,770	4%
Average Production taxes per Boe	$2.95	$3.74	$(0.79)	(21)%
Production taxes as a percentage of total sales	5.07%	4.83%	0.24%	5%
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $13.0 million to $18.0 million and increased on a per Boe basis from $10.67 to $11.18, due to rising service provider prices as well as higher LOE workover costs due to increased well count. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to an 32% increase in production of 389,241 Boe as a result of the new wells acquired from the Stronghold and Founders asset acquisitions as well as new wells drilled and completed from our development program.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) decreased from $0 to a negative $4,530. The negative $4,530 recognized during the third quarter of 2023 was a result of prior period payout adjustments made during the current period.
Ad valorem taxes. Our total ad valorem taxes increased from $1.2 million to $1.8 million and increased on a per Boe basis from $0.98 to $1.10. Of the approximate $0.6 million increase in ad valorem taxes, approximately $0.4 million was attributable to assets acquired in the Stronghold Acquisition and $0.1 million was attributable to assets acquired in the Founders Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.83% for the three months ended September 30, 2022 and increased to 5.07% for the three months ended September 30, 2023. Overall, the percentage was consistent period over period.

Production Costs for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Lease operating expenses ("LOE")	$51,426,145	$30,283,706	$21,142,439	70%
Average LOE per Boe	$10.65	$10.55	$0.10	1%

Gathering, transportation and processing costs ("GTP")	$(6,985)	$1,846,247	$(1,853,232)	(100)%
Average GTP per Boe	$—	$0.64	$(0.64)	(100)%

Ad valorem taxes	$5,120,119	$3,100,578	$2,019,541	65%
Average Ad valorem taxes per Boe	$1.06	$1.08	$(0.02)	(2)%

Oil and natural gas production taxes	$13,173,568	$11,939,338	$1,234,230	10%
Average Production taxes per Boe	$2.73	$4.16	$(1.43)	(34)%
Production taxes as a percentage of total sales	5.05%	4.82%	0.23%	5%
Lease operating expenses. Our total LOE increased from $30.3 million to $51.4 million and increased on a per Boe basis from $10.55 to $10.65, due to rising service provider prices as well as higher LOE workover cost due to increased well count. Total LOE increased primarily due to a 68% increase in production of 1,958,936 Boe as a result of the new wells acquired from the Stronghold and Founders asset acquisitions as well as new wells drilled and completed from our development program.
Gathering, transportation and processing costs. Our total GTP decreased from $1,846,247 to a negative $6,985 and decreased on a per Boe basis from $0.64 to $0. GTP costs decreased from being re-classified as a reduction to oil and natural gas sales revenues, due to a natural gas processing entity taking control of transportation at the wellhead beginning on May 1, 2022. The negative $6,985 recognized during the nine months ended September 30, 2023 was a result of prior period payout adjustments made during the current period.
Ad valorem taxes. Our total ad valorem taxes increased from $3.1 million to $5.1 million and decreased on a per Boe basis from $1.08 to $1.06. Of the $2.0 million increase in ad valorem taxes, approximately $1.7 million was attributable to the assets acquired in the Stronghold Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.82% for the nine months ended September 30, 2022 and increased to 5.05% for the nine months ended September 30, 2023. Overall, the percentage was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$21,711,123	$14,163,574	$7,547,549	53%
Depreciation	80,690	53,946	26,744	50%
Amortization of financing lease assets	197,221	106,982	90,239	84%
Total depreciation, depletion and amortization	$21,989,034	$14,324,502	$7,664,532	54%

Depletion per Boe	$13.48	$11.59	$1.89	16%
Depreciation, depletion and amortization per Boe	$13.65	$11.73	$1.92	16%

Asset retirement obligation ("ARO") accretion	$354,175	$243,140	$111,035	46%

Operating lease expense	$138,220	$83,590	$54,630	65%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$4,912,839	$5,850,815	$(937,976)	(16)%
Share-based compensation	2,170,735	1,543,033	627,702	41%
Total general and administrative expense	$7,083,574	$7,393,848	$(310,274)	(4)%

G&A per Boe	$4.40	$6.05	$(1.65)	(27)%
G&A excluding Share-based compensation, per Boe	$3.05	$4.79	$(1.74)	(36)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $14.3 million to $22.0 million due to a higher depletion rate as well as an increase of 389,241 in Boe produced. Additional trucks were purchased and leased for field operations, resulting in higher depreciation and finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $11.73 per Boe to $13.65 per Boe. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total Boe volumes sold. The increase in DD&A per Boe was from a significant increase in the total estimated costs of property compared to a decrease in the Boe amortization base.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $243,140 to $354,175 primarily as a result of acquisitions and new wells added, offset by wells sold or plugged and abandoned. Between the beginning of the fourth quarter of 2022 and the end of the third quarter of 2023, 176 wells were acquired as part of the Founders Acquisition, 33 new wells were added from drilling and completion activities, and 4 wells from participation in non-operating activities, offset by 190 wells sold through non-core property divestitures, as well as 15 wells plugged and abandoned during that time period.
Operating lease expense. Our operating lease expense increased from $83,590 to $138,220 due to additional office space leased in both the Midland and The Woodlands offices.
General and administrative expense. General and administrative ("G&A") expense decreased from $7.4 million to $7.1 million. Of the $0.3 million cost decrease, $1.3 million was associated with lower transaction costs, and $0.6 million in lower bonus accruals, offset by an increase of $0.6 million in share-based compensation costs, $0.5 million in salaries and wages, $0.2 million in legal fees, $0.2 million in software costs, and $0.1 million in other professional fees.

Other Costs and Operating Expenses for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$63,203,473	$34,417,978	$28,785,495	84%
Depreciation	277,420	102,568	174,852	170%
Amortization of financing lease assets	572,744	334,447	238,297	71%
Total depreciation, depletion and amortization	$64,053,637	$34,854,993	$29,198,644	84%

Depletion per Boe	$13.09	$11.99	$1.10	9%
Depreciation, depletion and amortization per Boe	$13.26	$12.15	$1.11	9%

Asset retirement obligation ("ARO") accretion	$1,073,900	$617,685	$456,215	74%

Operating lease expense	$366,711	$250,770	$115,941	46%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$14,649,213	$13,784,239	$864,974	6%
Share-based compensation	6,374,743	4,964,188	1,410,555	28%
Total general and administrative expense	$21,023,956	$18,748,427	$2,275,529	12%

G&A per Boe	$4.35	$6.53	$(2.18)	(33)%
G&A excluding Share-based compensation, per Boe	$3.03	$4.80	$(1.77)	(37)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $34.9 million to $64.1 million due to a higher depletion rate as well as an increase of 1,958,936 in Boe produced. Additional trucks were purchased and leased for field operations, resulting in higher depreciation and finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $12.15 per Boe to $13.26 per Boe, due to a higher increase in the total costs of property than the increase in the Boe amortization base.
Asset retirement obligation accretion. Our ARO accretion increased from $617,685 to $1,073,900 primarily as a result of the additional ARO accretion associated with the properties added from the Stronghold Acquisition (total of 913 wells added). Additionally, during the prior 12 months, 8 new wells were added from acquisitions, drilling and completion, and non-operated activities, net of wells plugged and abandoned and sold.
Operating lease expense. Our operating lease expense increased from $250,770 to $366,711 due to additional office space leased in both the Midland and The Woodlands offices.
General and administrative expense. General and administrative ("G&A") expense increased from $18.7 million to $21.0 million, with $1.4 million of the $2.3 million cost increase due to an increase in share-based compensation costs. The remaining $0.9 million increase in G&A costs were primarily attributable to a $1.7 million increase in salaries and wages, a $0.5 million increase in legal fees, and a $0.4 million increase in software costs, offset by a $1.1 million decrease in transaction costs and a $0.6 million reduction in G&A costs from the Employee Retention Tax Credit.

Other Income (Expense) for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Interest income	$80,426	$4	$80,422	2010550%

Interest expense:
Interest on revolving line of credit	$9,711,871	$5,804,069	$3,907,802	67%
Fees associated with revolving line of credit	239,218	103,935	135,283	130%
Amortization of deferred financing costs	1,258,466	1,095,073	163,393	15%
Interest on financing lease liabilities	23,416	10,391	13,025	125%
Interest paid for notes payable	22,286	7,917	14,369	181%
Deferred cash payment accretion	126,497	—	126,497	100%
Total interest expense	$11,381,754	$7,021,385	$4,360,369	62%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(5,825,427)	$(13,958,195)	$8,132,768	(58)%
Natural gas	474,629	(902,921)	1,377,550	(153)%
Total realized gain (loss)	$(5,350,798)	$(14,861,116)	$9,510,318	(64)%
Unrealized gain (loss):
Crude oil	$(34,077,473)	$49,680,492	$(83,757,965)	(169)%
Natural gas	205,516	(1,968,187)	2,173,703	(110)%
Total unrealized gain (loss)	$(33,871,957)	$47,712,305	$(81,584,262)	(171)%
Total gain (loss) on derivative contracts:	$(39,222,755)	$32,851,189	$(72,073,944)	(219)%
Interest income. Interest income recognized included $78,679 from depositing excess cash balances in bank sweep accounts and $1,747 from interest earned on the escrow deposit made for the Founders Acquisition.
Interest expense. Interest expense increased from $7.0 million to $11.4 million primarily due to higher amounts outstanding on our credit facility, with a weighted average daily debt of approximately $422.6 million during the third quarter of 2023 compared to approximately $365.8 million during the third quarter of 2022. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average annual interest rate of 9.2% in the third quarter of 2023 compared to 6.3% in the third quarter of 2022.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $39.2 million for the three months ended September 30, 2023 compared to a gain on derivative contracts of $32.9 million for the three months ended September 30, 2022. For the derivative contract settlements, we recorded a realized loss of $5.4 million for the three months ended September 30, 2023 and a realized loss of $14.9 million for the three months ended September 30, 2022. The reduction of $9.5 million in the realized loss was a result of our more favorable derivative contract portfolio during the three months ended September 30, 2023. In the same quarter of the prior year, we were party to swaps with prices as low as $44.22, compared to oil settlement prices as high as $99.39. For the marked-to-market contracts, we recorded an unrealized loss of $33.9 million for the three months ended September 30, 2023 and an unrealized gain of $47.7 million for the three months ended September 30, 2022. This significant unrealized gain recognized for the three months ended September 30, 2022 was primarily due to the average increase of over $11 per barrel in crude oil prices.

Other Income (Expense) for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Interest income	$160,171	$4	$160,167	4004175%

Interest expense:
Interest on revolving line of credit	$27,478,591	$11,921,056	$15,557,535	131%
Fees associated with revolving line of credit	717,468	252,983	464,485	184%
Amortization of deferred financing costs	3,699,235	1,483,621	2,215,614	149%
Interest on financing lease liabilities	73,115	24,184	48,931	202%
Interest paid for notes payable	35,211	17,201	18,010	105%
Deferred cash payment accretion	319,220	—	319,220	100%
Total interest expense	$32,322,840	$13,699,045	$18,623,795	136%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(7,323,030)	$(47,690,961)	$40,367,931	(85)%
Natural gas	1,493,302	(902,921)	2,396,223	(265)%
Total realized gain (loss)	$(5,829,728)	$(48,593,882)	$42,764,154	(88)%
Unrealized gain (loss):
Crude oil	$(21,425,316)	$48,360,099	$(69,785,415)	(144)%
Natural gas	771,854	(1,968,187)	2,740,041	(139)%
Total unrealized gain (loss)	$(20,653,462)	$46,391,912	$(67,045,374)	(145)%
Total gain (loss) on derivative contracts:	$(26,483,190)	$(2,201,970)	$(24,281,220)	1103%

Gain (loss) on disposal of assets	$(132,109)	$—	$(132,109)	100%
Other income	$126,210	$—	$126,210	100%
Interest income. Interest income recognized included $129,382 from depositing excess cash balances in bank sweep accounts beginning in May 2023, $29,042 from interest earned on the Employee Retention Tax Credit, and $1,747 from interest earned on the escrow deposit made for the Founders Acquisition.
Interest expense. Interest expense increased from $13.7 million to $32.3 million primarily due to the result of higher amounts outstanding on our credit facility, with a weighted average daily debt of approximately $420.6 million during the nine months ended September 30, 2023 compared to approximately $311.4 million during the nine months ended September 30, 2022. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average annual interest rate of 8.7% during the nine months ended September 30, 2023 compared to 5.1% during the nine months ended September 30, 2022.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $26.5 million for the nine months ended September 30, 2023 and a loss on derivative contracts of $2.2 million for the nine months ended September 30, 2022. For the derivative contract settlements, we recorded a realized loss of $5.8 million for the nine months ended September 30, 2023 and a realized loss of $48.6 million for the nine months ended September 30, 2022. The reduction of $42.8 million in the realized loss was a result of more favorable settlements of derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $20.7 million for the nine months ended September 30, 2023 and an unrealized gain of $46.4 million for the nine months ended September 30, 2022. This change in unrealized derivatives primarily was due to losses on higher crude oil prices.

Gain (loss) on disposal of assets. We recognized a loss of $132,109 on disposal from selling multiple company owned vehicles.
Other income. This income primarily resulted from our termination of The Woodlands office operating lease as of May 31, 2023.

Benefit from (Provision for) Income Taxes for the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$3,381,104	$(3,611,381)	$6,992,485	(194)%
Current state income tax benefit (provision)	(165,780)	(36,736)	(129,044)	351%
Deferred state income tax benefit (provision)	196,012	(667,666)	863,678	(129)%
Benefit from (Provision for) Income Taxes	$3,411,336	$(4,315,783)	$7,727,119	(179)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $4.3 million for the three months ended September 30, 2022 to a benefit of $3.4 million for the three months ended September 30, 2023. Income taxes for discrete items are calculated and recorded in the period that a specific transaction occurred. For the three months ended September 30, 2023, the overall effective rate was different than the federal statutory rate due primarily to state income taxes and valuation allowances. The current year federal tax benefit was the result of the release in valuation allowance. As a result of increased commodity prices and other positive evidence, we released the federal valuation allowances in the first nine months of 2023, of which $10.5 million was recorded as a discrete item.

Benefit from (Provision for) Income Taxes for the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$8,492,595	$(4,625,429)	$13,118,024	(284)%
Current state income tax benefit (provision)	(264,261)	(36,736)	(227,525)	619%
Deferred state income tax benefit (provision)	(490,646)	(1,204,579)	713,933	(59)%
Benefit from (Provision for) Income Taxes	$7,737,688	$(5,866,744)	$13,604,432	(232)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $5.9 million for the nine months ended September 30, 2022 to a benefit of $7.7 million for the nine months ended September 30, 2023. The current year federal tax provision was the result of the release in valuation allowance. Due to increased commodity prices and other positive evidence, we released the federal valuation allowances in the first nine months of 2023, of which $10.5 million was recorded as a discrete item.
Liquidity and Capital Resources
As of September 30, 2023, we had cash on hand of $0.1 million, compared to $3.7 million as of December 31, 2022. We had net cash provided by operating activities for the nine months ended September 30, 2023 of $142.4 million, compared to net cash provided by operating activities of $133.3 million for the same period in 2022 primarily due to higher year to date revenues, which resulted in more cash received from purchasers. We had net cash used in investing activities of $170.9 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $268.3 million for the same period in 2022, driven by the higher cash spent on the Stronghold Acquisition in 2022 compared to the Founders Acquisition in 2023, and due to the divestitures of non-core properties in New Mexico and the Delaware Basin which occurred during 2023. Net cash provided by financing activities was $24.9 million for the nine months ended September 30, 2023 during which time $13 million was the net borrowing of principal on our Credit Facility.
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
Availability of Capital Resources under Credit Facility
As of September 30, 2023, $428 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of September 30, 2023 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts.):

	Oil Hedges (WTI)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Swaps:
Hedged volume (Bbl)	138,000	170,625	156,975	282,900	368,000	—	—	184,000	—
Weighted average swap price	$74.52	$67.40	$66.40	$65.49	$68.43	$—	$—	$73.35	$—

Deferred premium puts:
Hedged volume (Bbl)	165,600	45,500	45,500	—	—	—	—	—	—
Weighted average strike price	$83.78	$84.70	$82.80	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$14.61	$17.15	$17.49	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	274,285	339,603	325,847	230,000	128,800	474,750	464,100	184,000	—
Weighted average put price	$56.73	$64.20	$64.30	$64.00	$60.00	$57.06	$60.00	$65.00	$—
Weighted average call price	$70.77	$79.73	$79.09	$76.50	$73.24	$75.82	$69.85	$80.08	$—

Three-way collars:
Hedged volume (Bbl)	15,598	—	—	—	—	—	—	—	—
Weighted average first put price	$45.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average second put price	$55.00	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average call price	$80.05	$—	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

NYMEX Swaps:
Hedged volume (MMBtu)	134,102	152,113	138,053	121,587	644,946	616,199	591,725	285,200	—
Weighted average swap price	$3.35	$3.62	$3.61	$3.59	$4.45	$3.78	$3.43	$3.73	$—

Two-way collars:
Hedged volume (MMBtu)	383,587	591,500	568,750	552,000	—	—	—	285,200	—
Weighted average put price	$3.15	$4.00	$4.00	$4.00	$—	$—	$—	$3.00	$—
Call hedged volume (MMBtu)	383,587	591,500	568,750	552,000	—	—	—	285,200	—
Weighted average call price	$4.51	$6.29	$6.29	$6.29	$—	$—	$—	$4.80	$—

	Oil Hedges (basis differential)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Argus basis swaps:
Hedged volume (MMBtu)	305,000	364,000	364,000	368,000	368,000	270,000	273,000	276,000	276,000
Weighted average spread price (1)	$1.10	$1.15	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00

	Gas Hedges (basis differential)
	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025

Waha basis swaps:
Hedged volume (MMBtu)	324,021	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.55	$—	$—	$—	$—	$—	$—	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	459,683	—	—	—	—	—	—	—	—
Weighted average spread price (1)	$0.63	$—	$—	$—	$—	$—	$—	$—	$—
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2023, 100% of our derivative instruments are with lenders under our Credit Facility.
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
As of September 30, 2023, we had no off-balance sheet financing arrangements.
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
The pursuit of and the acquisition of accretive oil and gas properties is highly competitive and may require substantially greater capital than we currently have available and obtaining additional capital may require that we obtain either short-term or long-term debt or sell our equity or both. Further, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.
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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $43.8 million as of September 30, 2023). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the nine months ended September 30, 2023. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Nine Months Ended	As of
	September 30, 2023	September 30, 2023
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	67%	69%
Enterprise Crude Oil LLC ("Enterprise")	12%	9%
NGL Crude Partners ("NGL Crude")	10%	7%
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
As of September 30, 2023, we had $428.0 million outstanding on our Credit Facility with a weighted average annual interest rate for the nine months ended September 30, 2023 of 8.7%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.3 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended September 30, 2023 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A: Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Ring Energy, Inc.

Date: November 2, 2023	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)