Form 10-Q
period 2024-03-31
RING ENERGY, INC.
filed 2024-05-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had outstanding 197,937,450 shares of common stock ($0.001 par value).

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
•our ability to generate sufficient net cash provided by operating activities, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;
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
•social unrest, political instability, or armed conflict in major oil and natural gas producing regions outside the United States, including evolving geopolitical and military hostilities in the Middle East, Russia, and Ukraine and acts of terrorism or sabotage;
•our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities;
•possible adverse results from litigation and the use of financial resources to defend ourselves; and
•the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
The following (a) condensed balance sheet as of December 31, 2023 which has been derived from our audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,376,075	$296,384
Accounts receivable	44,392,621	38,965,002
Joint interest billing receivables, net	1,857,241	2,422,274
Derivative assets	3,704,446	6,215,374
Inventory	5,965,519	6,136,935
Prepaid expenses and other assets	1,371,146	1,874,850
Total Current Assets	58,667,048	55,910,819
Properties and Equipment
Oil and natural gas properties, full cost method	1,700,133,519	1,663,548,249
Financing lease asset subject to depreciation	4,151,171	3,896,316
Fixed assets subject to depreciation	3,353,730	3,228,793
Total Properties and Equipment	1,707,638,420	1,670,673,358
Accumulated depreciation, depletion and amortization	(400,876,225)	(377,252,572)
Net Properties and Equipment	1,306,762,195	1,293,420,786
Operating lease asset	2,353,647	2,499,592
Derivative assets	5,092,176	11,634,714
Deferred financing costs	11,808,874	13,030,481
Total Assets	$1,384,683,940	$1,376,496,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$99,149,633	$104,064,124
Income tax liability	102,633	—
Financing lease liability	1,003,909	956,254
Operating lease liability	612,373	568,176
Derivative liabilities	17,517,656	7,520,336
Notes payable	—	533,734
Asset retirement obligations	36,318	165,642
Total Current Liabilities	118,422,522	113,808,266

Non-current Liabilities
Deferred income taxes	10,178,298	8,552,045
Revolving line of credit	422,000,000	425,000,000
Financing lease liability, less current portion	858,374	906,330
Operating lease liability, less current portion	1,896,177	2,054,041
Derivative liabilities	10,012,561	11,510,368
Asset retirement obligations	28,308,884	28,082,442
Total Liabilities	591,676,816	589,913,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 197,934,202 shares and 196,837,001 shares issued and outstanding, respectively	197,934	196,837
Additional paid-in capital	796,742,425	795,834,675
Accumulated deficit	(3,933,235)	(9,448,612)
Total Stockholders’ Equity	793,007,124	786,582,900
Total Liabilities and Stockholders' Equity	$1,384,683,940	$1,376,496,392
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Oil, Natural Gas, and Natural Gas Liquids Revenues	$94,503,136	$88,082,912

Costs and Operating Expenses
Lease operating expenses	18,360,434	17,472,691
Gathering, transportation and processing costs	166,054	(823)
Ad valorem taxes	2,145,631	1,670,613
Oil and natural gas production taxes	4,428,303	4,408,140
Depreciation, depletion and amortization	23,792,450	21,271,671
Asset retirement obligation accretion	350,834	365,847
Operating lease expense	175,091	113,138
General and administrative expense	7,469,222	7,130,139

Total Costs and Operating Expenses	56,888,019	52,431,416

Income from Operations	37,615,117	35,651,496

Other Income (Expense)
Interest income	78,544	—
Interest (expense)	(11,498,944)	(10,390,279)
Gain (loss) on derivative contracts	(19,014,495)	9,474,905
Gain on disposal of assets	38,355	—
Other income	25,686	9,600
Net Other Income (Expense)	(30,370,854)	(905,774)

Income Before Benefit from (Provision for) Income Taxes	7,244,263	34,745,722

Benefit from (Provision for) Income Taxes	(1,728,886)	(2,029,943)
Net Income	$5,515,377	$32,715,779

Basic Earnings per Share	$0.03	$0.18
Diluted Earnings per Share	$0.03	$0.17
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Three Months Ended March 31, 2024	Shares	Amount
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426

    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities
Net income	$5,515,377	$32,715,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,792,450	21,271,671
Asset retirement obligation accretion	350,834	365,847
Amortization of deferred financing costs	1,221,607	1,220,384
Share-based compensation	1,723,832	1,943,696
Bad debt expense	163,840	2,894
Deferred income tax expense (benefit)	1,585,445	1,972,653
Excess tax expense (benefit) related to share-based compensation	40,808	—
(Gain) loss on derivative contracts	19,014,495	(9,474,905)
Cash received (paid) for derivative settlements, net	(1,461,515)	(658,525)
Changes in operating assets and liabilities:
Accounts receivable	(5,240,487)	3,428,287
Inventory	171,416	442,598
Prepaid expenses and other assets	503,704	529,934
Accounts payable	(1,601,276)	(9,589,898)
Settlement of asset retirement obligation	(591,361)	(490,319)
Net Cash Provided by Operating Activities	45,189,169	43,680,096
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	—	(18,511,170)
Payments to purchase oil and natural gas properties	(475,858)	(59,099)
Payments to develop oil and natural gas properties	(38,904,808)	(36,939,307)
Payments to acquire or improve fixed assets subject to depreciation	(124,937)	(14,570)
Proceeds from divestiture of equipment for oil and natural gas properties	—	54,558
Net Cash (Used in) Investing Activities	(39,505,603)	(55,469,588)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	51,500,000	56,000,000
Payments on revolving line of credit	(54,500,000)	(49,000,000)
Proceeds from issuance of common stock from warrant exercises	—	3,613,941
Payments for taxes withheld on vested restricted shares, net	(814,985)	(134,381)
Payments on notes payable	(533,734)	(499,880)
Reduction of financing lease liabilities	(255,156)	(177,014)
Net Cash Provided by (Used in) Financing Activities	(4,603,875)	9,802,666
Net Increase (Decrease) in Cash	1,079,691	(1,986,826)
Cash at Beginning of Period	296,384	3,712,526
Cash at End of Period	$1,376,075	$1,725,700

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental Cash Flow Information
Cash paid for interest	$9,926,520	$9,246,281
Cash paid for income taxes	—	—

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$168,848	$95,062
Financing lease assets obtained in exchange for new financing lease liability	254,855	83,811
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	(3,120,789)	1,981,649

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	—	15,000,000
Payment of post-close settlement	—	3,511,170
Payments for the Stronghold Acquisition	$—	$18,511,170
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
Organization and Nature of Operations – Ring Energy is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, in the Permian Basin of Texas.
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
The Company uses the indirect method of reporting operating cash flows within the Condensed Statements of Cash Flows. Accordingly, the non-cash, unrealized gains and losses from derivative contracts are reflected as an adjustment to arrive at Net cash provided by operating activities. The total Gain (loss) on derivative contracts less the Cash received (paid) for derivative settlements, net represents the unrealized (mark to market) gain or loss on derivative contracts.
Concentration of Credit Risk and Receivables – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and receivables.
Cash and cash equivalents - The Company had cash in excess of federally insured limits of $1,126,075 and $46,384 as of March 31, 2024 and December 31, 2023, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the three months ended March 31, 2024, sales to three purchasers represented 61%, 13% and 12%, respectively, of total oil, natural gas, and natural gas liquids sales. As of March 31, 2024, receivables outstanding from these three purchasers represented 59%, 12% and 11%, respectively, of accounts receivable.
Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of March 31, 2024 or December 31, 2023.
Joint interest billing receivables, net - The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for bad debt expense associated with its joint interest billing receivables during the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Bad debt expense	$163,840	$2,894
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Joint interest billing receivables	$2,042,925	$2,480,843
Allowance for credit losses	(185,684)	(58,569)
Joint interest billing receivables, net	$1,857,241	$2,422,274
The increase of $127,115 in the allowance for credit losses during the three months ended March 31, 2024 was due to property sales and owner settlements.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company had no such investments.
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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Depletion	$23,429,612	$20,980,542
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.53	$12.74
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
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three months ended March 31, 2024 and 2023.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Depreciation	$101,937	$105,101
Notes Payable – At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O (directors and officers) insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. In November 2023, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a total face value after down payments of $72,442. The annual percentage rate (APR) for both notes is 7.08%. As of March 31, 2024, the notes payable balance included in current liabilities on the Condensed Balance Sheet is $0. The following table shows interest paid related to notes payable for the three months ended March 31, 2024 and 2023. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest paid for notes payable	$6,380	$3,692
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
Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred income taxes are provided on differences between the tax basis of assets and liabilities and their carrying amounts in the condensed financial statements, and tax carryforwards. Deferred tax assets and liabilities are included in the condensed financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operation loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of March 31, 2024, we carried a valuation allowance against our federal and state deferred tax assets of $0. Accordingly, the Company recorded the following federal and state income tax benefits (provisions) for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Deferred federal income tax benefit (provision)	$(1,551,759)	$(1,529,249)
Current state income tax benefit (provision)	(102,633)	(57,291)
Deferred state income tax benefit (provision)	(74,494)	(443,403)
Benefit from (Provision for) Income Taxes	$(1,728,886)	$(2,029,943)

For the three months ended March 31, 2024, the Company’s overall effective tax rates (calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes) was (23.9)%. In comparison to the federal statutory corporate tax rate, this rate was primarily impacted by the state income taxes.
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
Share-Based Compensation - The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Share-based compensation	$1,723,832	$1,943,696

Recently Adopted Accounting Pronouncements – In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08"). This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update became effective for public business entities beginning after December 15, 2022. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements, as its revenue is recognized when control transfers to the purchaser at the point of delivery, and no contract liabilities or assets are recognized in accordance with ASC 606.
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The ASU provided updated views from the SEC Staff on employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. As the ASU did not provide any new ASC guidance, and there was no transition or effective date provided, the Company adopted this standard upon issuance, and the adoption did not have a material impact on the Company's condensed financial statements.

Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR ("London Inter-Bank Offered Rate") or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Beginning August 31, 2022, under the Company's Second Amended and Restated Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR ("Standard Overnight Financing Rate") reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.
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

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$92,294,585	$83,586,327
Natural gas	(818,235)	1,064,563
Natural gas liquids	3,026,786	3,432,022
Total oil, natural gas, and natural gas liquids revenues	$94,503,136	$88,082,912

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
Future lease payments associated with these operating and financing leases as of March 31, 2024 are as follows:

	2024	2025	2026	2027	2028	Other Future Years
Operating lease payments (1)	$532,397	$727,460	$636,649	$460,497	$250,606	$149,628
Financing lease payments (2)	845,252	808,632	335,634	15,855	—	—

(1)The weighted average annual discount rate as of March 31, 2024 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $248,687. The weighted average remaining term of operating leases was 4.10 years.

(2)The weighted average annual discount rate as of March 31, 2024 for financing leases was 6.88%. Based on this rate, the future lease payments above include imputed interest of $143,090. The weighted average remaining term of financing leases was 1.99 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	March 31, 2024	December 31, 2023
Operating lease liability, current portion	$612,373	$568,176
Operating lease liability, non-current portion	1,896,177	2,054,041
Operating lease liability, total	$2,508,550	$2,622,217
Total undiscounted future cash flows (sum of future operating lease payments)	2,757,237	2,900,050
Imputed interest	248,687	277,833
Undiscounted future cash flows less imputed interest	$2,508,550	$2,622,217

Financing lease liability, current portion	$1,003,909	$956,254
Financing lease liability, non-current portion	858,374	906,330
Financing lease liability, total	$1,862,283	$1,862,584
Total undiscounted future cash flows (sum of future financing lease payments)	2,005,373	2,006,453
Imputed interest	143,090	143,869
Undiscounted future cash flows less imputed interest	$1,862,283	$1,862,584
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease costs	$175,091	$113,138
Short-term lease costs (1)	981,291	1,213,799
Financing lease costs:
Amortization of financing lease assets (2)	260,901	186,028
Interest on financing lease liabilities (3)	31,317	25,431

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings per share for the three months ended March 31, 2024 and 2023. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net Income	$5,515,377	$32,715,779
Basic Weighted-Average Shares Outstanding	197,389,782	177,984,323
Effect of dilutive securities:
Stock options	—	14,170
Restricted stock units	1,126,604	1,299,741
Performance stock units	752,551	232,055
Common warrants	36,213	10,608,680
Diluted Weighted-Average Shares Outstanding	199,305,150	190,138,969
Basic Earnings per Share	$0.03	$0.18
Diluted Earnings per Share	$0.03	$0.17
The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, as their effect would have been anti-dilutive.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Antidilutive securities:
Stock options to purchase common stock	69,566	70,500
Unvested restricted stock units	—	43,480
Unvested performance stock units	1,592,268	1,428,380

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

The fair value of consideration paid to Stronghold was approximately $394.0 million, of which $165.9 million, net of customary purchase price adjustments, was paid in cash at closing, $15.0 million was paid in cash on the sixth-month anniversary of the closing date. Shortly after closing, approximately $4.5 million was paid for inventory and vehicles and approximately $1.8 million was paid for August oil derivative settlements for certain novated hedges. The cash portion of the consideration was funded primarily from borrowings under a new fully committed revolving credit facility (the "Credit Facility,") underwritten by Truist Securities, Citizens Bank, N.A., KeyBanc Capital Markets, Inc., and Mizuho Bank, Ltd. The borrowing base of the $1.0 billion Credit Facility was increased from $350 million to $600 million at the closing of the Stronghold Acquisition. The remaining consideration consisted of 21,339,986 shares of common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”), which was converted into 42,548,892 shares of common stock on October 27, 2022. In addition, Ring assumed $24.8 million of derivative liabilities, $1.7 million of items in suspense, and $14.5 million in asset retirement obligations.

Delaware Basin Divestiture

On May 11, 2023, the Company completed the divestiture of its Delaware Basin assets to an unaffiliated party for $8.3 million. The sale had an effective date of March 1, 2023. The final cash consideration was approximately $7.6 million. As part of the divestiture, the buyer assumed an asset retirement obligation balance of approximately $2.3 million.

Founders Acquisition
On July 10, 2023, the Company, as buyer, and Founders Oil & Gas IV, LLC (“Founders”), as seller, entered into an Asset Purchase Agreement (the “Founders Purchase Agreement”). Pursuant to the closing of the Purchase Agreement, on August 15, 2023 the Company acquired (the “Founders Acquisition”) interests in oil and gas leases and related property of Founders located in the Central Basin Platform of the Texas Permian Basin in Ector County, Texas, for a purchase price (the “Purchase Price”) of (i) a cash deposit of $7.5 million paid on July 11, 2023 into a third-party escrow account as a deposit pursuant to the Founders Purchase Agreement, (ii) approximately $42.5 million in cash paid on the closing date, net of approximately $10 million of preliminary and customary purchase price adjustments with an effective date of April 1, 2023, and (iii) a deferred cash payment of $11.9 million paid on December 18, 2023, net of customary purchase price adjustments.
The Founders Acquisition was accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by Ring and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on Ring’s books as of the date of the closing of the Founders Acquisition. Additionally, costs directly related to the Founders Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Founder’s oil and gas properties. The inputs and assumptions related to the oil and gas properties were categorized as level 3 in the fair value hierarchy.
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

Gaines County Texas Sale

On December 29, 2023, the Company completed the sale of certain oil and gas properties in Gaines County, Texas to an unaffiliated party for $1.5 million, which resulted in cash proceeds of $1.4 million, net of $0.1 million in sales fees. The sale had an effective date of December 1, 2023. As part of the sale, the buyer assumed an asset retirement obligation balance of approximately $0.5 million.
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
From time to time, the Company enters into derivative contracts to protect the Company’s cash flow from price fluctuation and maintain its capital programs. The Company has historically used costless collars, deferred premium puts, or swaps for this purpose. Oil derivative contracts are based on WTI ("West Texas Intermediate") crude oil prices and natural gas contacts are based on the Henry Hub. A “costless collar” is the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Similar to costless collars, there is no cost to enter into the swap contracts. A deferred premium put contract has the premium established upon entering the contract, and due upon settlement of the contract.
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All of our derivative contracts are with lenders under our Credit Facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Although the counterparties hold the right to offset (i.e. netting) the settlement amounts with the Company, in accordance with ASC 815-10-50-4B, the Company classifies the fair value of all its derivative positions on a gross basis in the Company's Condensed Balance Sheets.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	March 31, 2024	December 31, 2023
Commodity derivative instruments, marked to market:

Derivative assets, current	$4,493,001	$7,768,697
Discounted deferred premiums	(788,555)	(1,553,323)
Derivatives assets, current, net of premiums	$3,704,446	$6,215,374

Derivative assets, noncurrent	$5,092,176	$11,634,714
Discounted deferred premiums	—	—
Derivative assets, noncurrent, net of premiums	$5,092,176	$11,634,714

Derivative liabilities, current	$17,517,656	$7,520,336

Derivative liabilities, noncurrent	$10,012,561	$11,510,368
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Oil derivatives:
Realized loss on oil derivatives	$(2,738,970)	$(663,762)
Unrealized gain (loss) on oil derivatives	(16,994,322)	8,107,021
Gain (loss) on oil derivatives	$(19,733,292)	$7,443,259

Natural gas derivatives:
Realized gain on natural gas derivatives	$1,277,455	$5,237
Unrealized gain (loss) on natural gas derivatives	(558,658)	2,026,409
Gain on natural gas derivatives	$718,797	$2,031,646

Gain (loss) on derivative contracts	$(19,014,495)	$9,474,905
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Cash paid for oil derivatives	$(2,738,970)	$(663,762)
Cash received from natural gas derivatives	1,277,455	5,237
Cash received (paid) for derivative settlements, net	$(1,461,515)	$(658,525)
The following tables reflect the details of current derivative contracts as of March 31, 2024 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

Swaps:
Hedged volume (Bbl)	156,975	282,900	368,000	—	—	184,000	—	387,000
Weighted average swap price	$66.40	$65.49	$68.43	$—	$—	$73.35	$—	$70.11

Deferred premium puts:
Hedged volume (Bbl)	45,500	—	—	—	—	—	—	—
Weighted average strike price	$82.80	$—	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$17.49	$—	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	334,947	230,000	128,800	474,750	464,100	225,400	404,800	—
Weighted average put price	$64.32	$64.00	$60.00	$57.06	$60.00	$65.00	$60.00	$—
Weighted average call price	$79.16	$76.50	$73.24	$75.82	$69.85	$78.91	$75.68	$—

	Gas Hedges (Henry Hub)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

NYMEX Swaps:
Hedged volume (MMBtu)	86,059	121,587	644,946	616,199	591,725	285,200	—	—
Weighted average swap price	$3.62	$3.59	$4.45	$3.78	$3.43	$3.73	$—	$—

Two-way collars:
Hedged volume (MMBtu)	405,650	584,200	27,600	27,000	27,300	308,200	598,000	553,500
Weighted average put price	$3.94	$3.94	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50
Weighted average call price	$6.16	$6.17	$4.15	$4.15	$4.15	$4.75	$4.15	$5.03

	Oil Hedges (basis differential)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	368,000	368,000	270,000	273,000	276,000	276,000	—
Weighted average spread price (1)	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00	$—

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023

Commodity Derivatives - Assets	$—	$17,850,088	$—	$17,850,088
Commodity Derivatives - Liabilities	$—	$(19,030,704)	$—	$(19,030,704)

Total	$—	$(1,180,616)	$—	$(1,180,616)

As of March 31, 2024

Commodity Derivatives - Assets	$—	$8,796,622	$—	$8,796,622
Commodity Derivatives - Liabilities	$—	$(27,530,217)	$—	$(27,530,217)

Total	$—	$(18,733,595)	$—	$(18,733,595)
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 8 — REVOLVING LINE OF CREDIT
On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank (now Truist), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (which was amended several times) that provided for a maximum borrowing base of $1 billion with security consisting of substantially all of the assets of the Company. In April 2019, the Company amended and restated the Credit Agreement with the Administrative Agent (as amended and restated, the “Amended Credit Facility”).
On August 31, 2022, the Company modified its Amended Credit Facility through that certain Second Amended and Restated Credit Agreement (the "Second Credit Agreement"), extending the maturity date of the facility to August 2026 and the syndicate was modified to add five lenders, replacing five lenders. On February 12, 2024, the Company, Truist Bank as the Administrative Agent and Issuing Bank, and the lenders party thereto (the "Lenders") entered into an amendment (the "Amendment") to the Second Amended and Restated Credit Agreement dated August 31, 2022. Among other things, the Amendment amends the definition of Free Cash Flow so amounts used by the Company for acquisitions will no longer be subtracted from the calculation of Free Cash Flow.
The Second Credit Agreement has a borrowing base of $600 million, which is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and cancellation of certain hedging positions.
Rather than Eurodollar loans, the reference rate on the Second Credit Agreement is SOFR. Also, the Second Credit Agreement permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Second Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Second Credit Agreement) is not greater than 80%.
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
The Second Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Second Credit Agreement) of 1.0 to 1.0. The Second Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, and producing oil and gas. However, if the borrowing base utilization is less than 25% at the hedge testing date and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 0% from such hedge testing date to the next succeeding hedge testing date and if the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of March 31, 2024, $422 million was outstanding on the Credit Facility and the Company was in compliance with all covenants contained in the Second Credit Agreement.
Under the Second Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of March 31, 2024, the Company's unused line of credit was $178.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $422 million and standby letters of credit of $35,000 ($10,000 with state and federal agencies and $25,000 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the three months ended March 31, 2024 is as follows:

Balance, December 31, 2023	$28,248,084
Liabilities acquired	—
Liabilities incurred	168,848
Liabilities sold	—
Liabilities settled	(422,564)
Revision of estimate	—
Accretion expense	350,834
Balance, March 31, 2024	$28,345,202
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	March 31, 2024	December 31, 2023
Asset retirement obligations, current	$36,318	$165,642
Asset retirement obligations, non-current	28,308,884	28,082,442
Asset retirement obligations	$28,345,202	$28,248,084
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2023, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the three months ended March 31, 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of March 31, 2024, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2022	19,107,793	$0.80
Exercised	(4,517,427)	0.80	$3,613,941
Exercisable, March 31, 2023	14,590,366	$0.80
Exercised (1)	(14,512,166)	0.62	$8,997,543
Exercisable, June 30, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2023	78,200	$0.80

Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	0.80	$—
Exercisable, March 31, 2024	78,200	$0.80
(1) On April 11 and 12, 2023, the Company and certain holders of the common warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreement (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 common warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the immediate exercise of the common warrants held by such Participating Holders in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the common warrants by the Participating Holders pursuant to the Exercise Agreement, which was recognized as an equity issuance cost in accordance with ASC 815-40-35-17(a). In the Condensed Statements of Stockholders' Equity, the net impact to Stockholders' Equity was $8,687,655, which was net of $309,888 in advisory fees.
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Compensation expense charged against income for share-based awards during the three months ended March 31, 2024 and 2023 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended
	Mar. 31, 2024	Mar. 31, 2023
Share-based compensation	$1,723,832	$1,943,696
In 2011, the Board approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 541,755 shares eligible for grant, either as stock options or as restricted stock, as of March 31, 2024.
In 2021, the Board and Company shareholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. There were 5,293,418 shares available for grant as of March 31, 2024 under the 2021 Plan.
Stock Options
A summary of the status of the stock options as of March 31, 2024 and 2023 and changes during the respective three month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Exercisable, March 31, 2023	265,500	$4.21	1.39 years

Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years
The intrinsic values were calculated using the closing price on March 31, 2024 of $1.96 and the closing price on March 31, 2023 of $1.90. As of March 31, 2024, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock unit activity as of March 31, 2024 and 2023, respectively, and changes during the respective three month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17

Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77

As of March 31, 2024, the Company had $5,054,371 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 2.17 years. Grant activity for the three months ended March 31, 2024 was primarily restricted stock units for the annual long-term incentive plan awards for employees.
Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of March 31, 2024 and 2023, respectively, along with changes during the respective three month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34

Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11
As of March 31, 2024, the Company had $3,422,999 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.34 years.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank issued standby letters of credit on behalf of the Company totaling $260,000 to the State of Texas and federal agencies and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company and also reduced the $260,000 standby letters of credit to the State of Texas and federal agencies to $10,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the State of Texas. The letter of credit to the insurance company will be renewed if the insurance company requires them to retain the surety bonds; however, as the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will not need to be renewed. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. The Company does not intend to renew the surety bonds in the State of New Mexico, as these operated assets have now been sold to a third party. As of March 31, 2024, the Company still had surety bonds in total of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, an RRC required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2025 and they can be renewed at that time. As of March 31, 2024, the Company had $2,275,000 in total surety bonds.

NOTE 13 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of March 31, 2024, through the date these condensed financial statements were issued, May 6, 2024. The Company did not have any material subsequent events to report.

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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended March 31, 2024, the Company made net paydowns of $3 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $422 million.
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

2024 Developments and Highlights

Drilling and Completion
In the first quarter of 2024, in the Northwest Shelf, the Company drilled and completed two 1-mile horizontal wells (one with a working interest of 99.5% and the other with a working interest of 100%). In the Central Basin Platform, the Company drilled and completed nine wells, all with a working interest of 100%. Specifically, in our Andrews County acreage the Company drilled and completed three 1-mile horizontal wells, in the Ector County acreage the Company drilled three vertical wells, and in the Crane County acreage the Company drilled and completed three vertical wells. Additionally, within the Central Basin Platform, the Company drilled and completed one salt water disposal ("SWD") well in Crane County.
The table below sets forth our drilling and completion activities for the three months ended March 31, 2024.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2024	Northwest Shelf (Horizontal)	2	2
	Central Basin Platform (Horizontal)	3	3
	Central Basin Platform (Vertical)	6	6
	Total (1)	11	11
(1) First quarter total does not include the SWD well drilled and completed in the Central Basin Platform.

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

Average oil and natural gas prices received through 2023 and 2024 to date continue to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.

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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change
Net sales:
Oil	$92,294,585	$83,586,327	$8,708,258	10%
Natural gas	(818,235)	1,064,563	(1,882,798)	(177)%
Natural gas liquids	3,026,786	3,432,022	(405,236)	(12)%
Total sales	$94,503,136	$88,082,912	$6,420,224	7%

Net production:
Oil (Bbls)	1,218,837	1,139,413	79,424	7%
Natural gas (Mcf)	1,496,507	1,601,407	(104,900)	(7)%
Natural gas liquids (Bbls)	263,802	239,992	23,810	10%
Total production (Boe)(1)	1,732,057	1,646,306	85,751	5%

Average sales price:
Oil (per Bbl)	$75.72	$73.36	$2.36	3%
Natural gas (per Mcf)	(0.55)	0.66	(1.21)	(183)%
Natural gas liquids (Bbl)	11.47	14.30	(2.83)	(20)%
Total per Boe	$54.56	$53.50	$1.06	2%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $8.7 million from $83.6 million to $92.3 million due to an increase in sales volume from 1,139,413 barrels of oil to 1,218,837 barrels of oil, further supported by a increase in the average realized price per barrel from $73.36 to $75.72. Of the increase in volume of 79,424 barrels, 157,090 barrels of oil was from wells acquired and new wells drilled in the acreage of the Founders Acquisition offset by natural declines from the legacy assets and sale of non-core assets. The increased average realized price per barrel was primarily the result of higher market conditions.
Natural gas sales. Natural gas sales decreased approximately $1.9 million from $1.1 million to a negative $818,235. While our natural gas sales volume decreased from 1,601,407 Mcf to 1,496,507 Mcf, the average realized price per Mcf decreased from $0.66 to $(0.55). Of the decrease in volume of 104,900 Mcf, 106,419 Mcf was from wells acquired and new wells drilled in the acreage of the Founders Acquisition, and the offsetting decrease of 211,319 Mcf was attributable to legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the three months ended March 31, 2024, gross revenues were $1.19 per Mcf and fees were $(1.74) per Mcf, compared to gross revenues of $2.03 per Mcf and fees of $(1.36) per Mcf for the three months ended March 31, 2023. This resulted in a net realized price of $(0.55) for the three months ended March 31, 2024 compared to $0.66 per Mcf for the three months ended March 31, 2023.
Natural gas liquids sales. NGL sales decreased approximately $0.4 million from $3.4 million to $3.0 million. NGL sales volumes for the three months ended March 31, 2024 were 263,802 barrels of NGLs compared to 239,992 barrels of NGLs for the comparable period in 2023. Of the increase in volume of 23,810 barrels, 29,113 barrels were attributable to the wells acquired and new wells drilled within the acreage of the Founders Acquisition, offset by natural declines from the legacy assets and sale of non-core assets. The average realized price per barrel of NGLs was $11.47 for the three months ended March 31, 2024 compared to $14.30 for the three months ended March 31, 2023, attributable to lower market conditions.

Production Costs for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change

Lease operating expenses ("LOE")	$18,360,434	$17,472,691	$887,743	5%
Average LOE per Boe	$10.60	$10.61	$(0.01)	—%

Gathering, transportation and processing costs ("GTP")	$166,054	$(823)	$166,877	NM (1)
Average GTP per Boe	$0.10	$—	$0.10	100%

Ad valorem taxes	$2,145,631	$1,670,613	$475,018	28%
Average Ad valorem taxes per Boe	$1.24	$1.01	$0.23	23%

Oil and natural gas production taxes	$4,428,303	$4,408,140	$20,163	—%
Average Production taxes per Boe	$2.56	$2.68	$(0.12)	(4)%
Production taxes as a percentage of total sales	4.69%	5.00%	(0.31)%	(6)%
(1) Not meaningful.
Lease operating expenses. Our total LOE increased from $17.5 million to $18.4 million but remained essentially flat on a per Boe basis, decreasing from $10.61 to $10.60. Total LOE increased primarily due to a 5% increase in production of 85,751 Boe as a result of the new wells acquired from the Founders Acquisition as well as new wells drilled and completed from our development program.
Gathering, transportation and processing costs. Our total GTP increased from $(823) to $166,054 and increased on a per Boe basis from $— to $0.10. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, GTP costs increased on the period shown due to one remaining contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes increased from $1.7 million to $2.1 million and increased on a per Boe basis from $1.01 to $1.24. The $0.5 million increase was primarily attributable to the increased appraisal valuations due to increased drilling activity as well as the properties acquired in the Founders Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 5.00% for the three months ended March 31, 2023 and decreased to 4.69% for the three months ended March 31, 2024. Overall, the percentage was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$23,429,612	$20,980,542	$2,449,070	12%
Depreciation	101,937	105,101	(3,164)	(3)%
Amortization of financing lease assets	260,901	186,028	74,873	40%
Total depreciation, depletion and amortization	$23,792,450	$21,271,671	$2,520,779	12%

Depletion per Boe	$13.53	$12.74	$0.79	6%
Depreciation, depletion and amortization per Boe	$13.74	$12.92	$0.82	6%

Asset retirement obligation ("ARO") accretion	$350,834	$365,847	$(15,013)	(4)%

Operating lease expense	$175,091	$113,138	$61,953	55%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$5,745,390	$5,186,443	$558,947	11%
Share-based compensation	1,723,832	1,943,696	(219,864)	(11)%
Total general and administrative expense	$7,469,222	$7,130,139	$339,083	5%

G&A per Boe	$4.31	$4.33	$(0.02)	—%
G&A excluding Share-based compensation, per Boe	$3.32	$3.15	$0.17	5%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $21.3 million to $23.8 million due to a higher depletion rate as well as an increase of 85,751 in Boe produced. Our average depreciation, depletion and amortization per Boe increased from $12.92 per Boe to $13.74 per Boe, due to the increase in the total costs of property and the decrease in the Boe amortization base.
Asset retirement obligation accretion. Our ARO accretion decreased from $365,847 to $350,834 primarily as a result of wells plugged and abandoned and sold, offset by the additional ARO accretion associated with the properties added from the Founders Acquisition.
Operating lease expense. Our operating lease expense increased from $113,138 to $175,091 due to additional office space leased in The Woodlands office expansion.
General and administrative expense. General and administrative ("G&A") expense increased from $7.1 million to $7.5 million, with the $0.3 million cost increase due to an increase of $0.4 million in salaries and wages, $0.2 million in bad debt expense, $0.1 million in software costs, $0.1 million in legal fees, and $0.1 million in health insurance costs. This was offset by a decrease of $0.2 million in share-based compensation costs and, $0.2 million in insurance costs.

Other Income (Expense) for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change

Interest income	$78,544	$—	$78,544	100%

Interest expense:
Interest on revolving line of credit	$9,766,051	$8,709,874	$1,056,177	12%
Fees associated with revolving line of credit	239,628	238,174	1,454	1%
Amortization of deferred financing costs	1,221,607	1,220,384	1,223	—%
Interest on financing lease liabilities	31,317	25,431	5,886	23%
Interest paid for notes payable	6,380	3,692	2,688	73%
Deferred cash payment accretion	—	192,724	(192,724)	(100)%
Other interest	233,961	—	233,961	100%
Total interest expense	$11,498,944	$10,390,279	$1,108,665	11%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(2,738,970)	$(663,762)	$(2,075,208)	313%
Natural gas	1,277,455	5,237	1,272,218	NM (1)
Total realized gain (loss)	$(1,461,515)	$(658,525)	$(802,990)	122%
Unrealized gain (loss):
Crude oil	$(16,994,322)	$8,107,021	$(25,101,343)	(310)%
Natural gas	(558,658)	2,026,409	(2,585,067)	(128)%
Total unrealized gain (loss)	$(17,552,980)	$10,133,430	$(27,686,410)	(273)%
Total gain (loss) on derivative contracts:	$(19,014,495)	$9,474,905	$(28,489,400)	(301)%

Gain on disposal of assets	$38,355	$—	$38,355	100%
Other income	$25,686	$9,600	$16,086	168%
(1) Not meaningful.
Interest income. Interest income of $78,544 was accrued from excess cash balances in bank sweep accounts beginning in May 2023.
Interest expense. Interest expense increased from $10.4 million to $11.5 million primarily due to the result of higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $428.8 million during the three months ended March 31, 2024 compared to approximately $424.3 million during the three months ended March 31, 2023. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average annual interest rate of 9.3% during the three months ended March 31, 2024 compared to 8.2% during the three months ended March 31, 2023.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $19.0 million for the three months ended March 31, 2024 and a gain on derivative contracts of $9.5 million for the three months ended March 31, 2023. For the derivative contract settlements, we recorded a realized loss of $1.5 million for the three months ended March 31, 2024 and a realized loss of $0.7 million for the three months ended March 31, 2023. The increase of $0.8 million in the realized loss was a result of less favorable settlements of derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $17.6 million for the three months ended March 31, 2024 and an unrealized gain of $10.1 million for the three months ended March 31, 2023. This change in unrealized derivatives primarily was due to losses on higher crude oil futures prices on derivative contracts in the Company's portfolio.

Gain (loss) on disposal of assets. We recognized a gain of $38,355 on disposal from selling multiple Company owned vehicles.
Other income. This income primarily resulted from the Company's charge card rebate program.

Benefit from (Provision for) Income Taxes for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(1,551,759)	$(1,529,249)	$(22,510)	1%
Current state income tax benefit (provision)	(102,633)	(57,291)	(45,342)	79%
Deferred state income tax benefit (provision)	(74,494)	(443,403)	368,909	(83)%
Benefit from (Provision for) Income Taxes	$(1,728,886)	$(2,029,943)	$301,057	(15)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $2.0 million for the three months ended March 31, 2023 to a provision of $1.7 million for the three months ended March 31, 2024. Current income taxes reflect estimated state and federal income taxes due for 2024 which is based on our estimated earnings, taking into account all applicable tax rates and laws.
Liquidity and Capital Resources
As of March 31, 2024, we had cash on hand of $1.4 million, compared to $0.3 million as of December 31, 2023. We had net cash provided by operating activities for the three months ended March 31, 2024 of $45.2 million, compared to net cash provided by operating activities of $43.7 million for the same period in 2023, which was primarily due to higher year to date revenues, which resulted in more cash received from purchasers. We had net cash used in investing activities of $39.5 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $55.5 million for the same period in 2023, driven by the deferred cash payment made for the Stronghold Acquisition in the first quarter of 2023, with no comparable payment made to date in 2024. Net cash used in financing activities was $4.6 million for the three months ended March 31, 2024 during which time $3 million was the net pay down of principal on our Credit Facility.
We will continue to focus on maximizing cash flow in 2024 through a combination of cost monitoring and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices.
During the remainder of 2024, we will remain focused on maximizing cash flow, reducing our debt level, and maximizing our liquidity.
Availability of Capital Resources under Credit Facility
As of March 31, 2024, $422 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.

Derivative Financial Instruments
The following table reflects the contracts outstanding as of March 31, 2024 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

Swaps:
Hedged volume (Bbl)	156,975	282,900	368,000	—	—	184,000	—	387,000
Weighted average swap price	$66.40	$65.49	$68.43	$—	$—	$73.35	$—	$70.11

Deferred premium puts:
Hedged volume (Bbl)	45,500	—	—	—	—	—	—	—
Weighted average strike price	$82.80	$—	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$17.49	$—	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	334,947	230,000	128,800	474,750	464,100	225,400	404,800	—
Weighted average put price	$64.32	$64.00	$60.00	$57.06	$60.00	$65.00	$60.00	$—
Weighted average call price	$79.16	$76.50	$73.24	$75.82	$69.85	$78.91	$75.68	$—

	Gas Hedges (Henry Hub)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

NYMEX Swaps:
Hedged volume (MMBtu)	86,059	121,587	644,946	616,199	591,725	285,200	—	—
Weighted average swap price	$3.62	$3.59	$4.45	$3.78	$3.43	$3.73	$—	$—

Two-way collars:
Hedged volume (MMBtu)	405,650	584,200	27,600	27,000	27,300	308,200	598,000	553,500
Weighted average put price	$3.94	$3.94	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50
Weighted average call price	$6.16	$6.17	$4.15	$4.15	$4.15	$4.75	$4.15	$5.03

	Oil Hedges (basis differential)
	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	368,000	368,000	270,000	273,000	276,000	276,000	—
Weighted average spread price (1)	$1.15	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00	$—

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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2024, 100% of our derivative instruments are with lenders under our Credit Facility.

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
As of March 31, 2024, we had no off-balance sheet financing arrangements.
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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $34.4 million as of March 31, 2024). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the three months ended March 31, 2024. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Three Months Ended	As of
	March 31, 2024	March 31, 2024
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	61%	59%
Concord Energy LLC ("Concord")	13%	12%
LPC Crude III, LLC ("LPC Crude")	12%	11%
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
As of March 31, 2024, we had $422 million outstanding on our Credit Facility with a weighted average annual interest rate for the three months ended March 31, 2024 of 9.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.2 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
Based on management’s evaluation, Messrs. McKinney and Thomas concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended March 31, 2024 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A: Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: May 6, 2024	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)