Form 10-Q
period 2024-06-30
RING ENERGY, INC.
filed 2024-08-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had outstanding 198,172,372 shares of common stock ($0.001 par value).

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
•risks associated with drilling of wells, including completion risks, cost overruns, mechanical failures and the drilling of non-economic wells or dry holes;
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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,178,812	$296,384
Accounts receivable	41,578,158	38,965,002
Joint interest billing receivables, net	1,698,453	2,422,274
Derivative assets	3,369,762	6,215,374
Inventory	5,776,398	6,136,935
Prepaid expenses and other assets	2,622,425	1,874,850
Total Current Assets	56,224,008	55,910,819
Properties and Equipment
Oil and natural gas properties, full cost method	1,735,534,624	1,663,548,249
Financing lease asset subject to depreciation	4,192,099	3,896,316
Fixed assets subject to depreciation	3,355,968	3,228,793
Total Properties and Equipment	1,743,082,691	1,670,673,358
Accumulated depreciation, depletion and amortization	(425,424,564)	(377,252,572)
Net Properties and Equipment	1,317,658,127	1,293,420,786
Operating lease asset	2,206,218	2,499,592
Derivative assets	3,032,562	11,634,714
Deferred financing costs	10,632,970	13,030,481
Total Assets	$1,389,753,885	$1,376,496,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90,014,041	$104,064,124
Income tax liability	182,805	—
Financing lease liability	948,283	956,254
Operating lease liability	622,694	568,176
Derivative liabilities	18,114,594	7,520,336
Notes payable	1,355,795	533,734
Asset retirement obligations	165,720	165,642
Total Current Liabilities	111,403,932	113,808,266

Non-current Liabilities
Deferred income taxes	16,846,398	8,552,045
Revolving line of credit	407,000,000	425,000,000
Financing lease liability, less current portion	685,471	906,330
Operating lease liability, less current portion	1,736,051	2,054,041
Derivative liabilities	6,255,428	11,510,368
Asset retirement obligations	28,409,700	28,082,442
Total Liabilities	572,336,980	589,913,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 198,166,297 shares and 196,837,001 shares issued and outstanding, respectively	198,166	196,837
Additional paid-in capital	798,732,980	795,834,675
Retained earnings (Accumulated deficit)	18,485,759	(9,448,612)
Total Stockholders’ Equity	817,416,905	786,582,900
Total Liabilities and Stockholders' Equity	$1,389,753,885	$1,376,496,392
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Oil, Natural Gas, and Natural Gas Liquids Revenues	$99,139,349	$79,348,573	$193,642,485	$167,431,485

Costs and Operating Expenses
Lease operating expenses	19,309,017	15,938,106	37,669,451	33,410,797
Gathering, transportation and processing costs	107,629	(1,632)	273,683	(2,455)
Ad valorem taxes	1,337,276	1,670,343	3,482,907	3,340,956
Oil and natural gas production taxes	3,627,264	4,012,139	8,055,567	8,420,279
Depreciation, depletion and amortization	24,699,421	20,792,932	48,491,871	42,064,603
Asset retirement obligation accretion	352,184	353,878	703,018	719,725
Operating lease expense	175,090	115,353	350,181	228,491
General and administrative expense	7,713,534	6,810,243	15,182,756	13,940,382

Total Costs and Operating Expenses	57,321,415	49,691,362	114,209,434	102,122,778

Income from Operations	41,817,934	29,657,211	79,433,051	65,308,707

Other Income (Expense)
Interest income	144,933	79,745	223,477	79,745
Interest (expense)	(10,946,127)	(10,550,807)	(22,445,071)	(20,941,086)
Gain (loss) on derivative contracts	(1,828,599)	3,264,660	(20,843,094)	12,739,565
Gain (loss) on disposal of assets	51,338	(132,109)	89,693	(132,109)
Other income	—	116,610	25,686	126,210
Net Other Income (Expense)	(12,578,455)	(7,221,901)	(42,949,309)	(8,127,675)

Income Before Benefit from (Provision for) Income Taxes	29,239,479	22,435,310	36,483,742	57,181,032

Benefit from (Provision for) Income Taxes	(6,820,485)	6,356,295	(8,549,371)	4,326,352
Net Income	$22,418,994	$28,791,605	$27,934,371	$61,507,384

Basic Earnings per Share	$0.11	$0.15	$0.14	$0.33
Diluted Earnings per Share	$0.11	$0.15	$0.14	$0.32
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Six Months Ended June 30, 2024	Shares	Amount
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124
Restricted stock vested	303,797	304	(304)	—	—
Shares to cover tax withholdings for restricted stock vested	(71,702)	(72)	72	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(86,991)	—	(86,991)
Share-based compensation	—	—	2,077,778	—	2,077,778
Net income	—	—	—	22,418,994	22,418,994
Balance, June 30, 2024	198,166,297	$198,166	$798,732,980	$18,485,759	$817,416,905

For the Six Months Ended June 30, 2023
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	288,709	289	(289)	—	—
Shares to cover tax withholdings for restricted stock vested	(77,687)	(78)	78	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(141,682)	—	(141,682)
Share-based compensation	—	—	2,260,312	—	2,260,312
Net income	—	—	—	28,791,605	28,791,605
Balance, June 30, 2023	195,350,672	$195,350	$791,450,835	$(52,805,869)	$738,840,316
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities
Net income	$27,934,371	$61,507,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48,491,871	42,064,603
Asset retirement obligation accretion	703,018	719,725
Amortization of deferred financing costs	2,443,215	2,440,769
Share-based compensation	3,801,610	4,204,008
Bad debt expense	178,777	22,209
(Gain) loss on disposal of assets	(89,693)	—
Deferred income tax expense (benefit)	8,206,573	(4,575,710)
Excess tax expense (benefit) related to share-based compensation	87,780	150,877
(Gain) loss on derivative contracts	20,843,094	(12,739,565)
Cash received (paid) for derivative settlements, net	(4,056,012)	(478,930)
Changes in operating assets and liabilities:
Accounts receivable	(2,284,512)	8,748,338
Inventory	360,537	1,923,422
Prepaid expenses and other assets	(747,575)	(959,678)
Accounts payable	(9,313,631)	(15,061,289)
Settlement of asset retirement obligation	(752,324)	(919,886)
Net Cash Provided by Operating Activities	95,807,099	87,046,277
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	—	(18,511,170)
Payments to purchase oil and natural gas properties	(622,862)	(878,743)
Payments to develop oil and natural gas properties	(75,459,527)	(72,551,222)
Payments to acquire or improve fixed assets subject to depreciation	(151,586)	(25,894)
Proceeds from sale of fixed assets subject to depreciation	10,605	332,230
Proceeds from divestiture of equipment for oil and natural gas properties	—	54,558
Proceeds from sale of Delaware properties	—	7,992,917
Proceeds from sale of New Mexico properties	(144,398)	—
Net Cash Used in Investing Activities	(76,367,768)	(83,587,324)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	81,000,000	84,500,000
Payments on revolving line of credit	(99,000,000)	(102,500,000)
Proceeds from issuance of common stock from warrant exercises	—	12,301,596
Payments for taxes withheld on vested restricted shares, net	(901,976)	(276,063)
Proceeds from notes payable	1,501,507	1,565,071
Payments on notes payable	(679,446)	(652,277)
Payment of deferred financing costs	(45,704)	—
Reduction of financing lease liabilities	(431,284)	(359,831)
Net Cash Used in Financing Activities	(18,556,903)	(5,421,504)
Net Increase (Decrease) in Cash	882,428	(1,962,551)
Cash at Beginning of Period	296,384	3,712,526
Cash at End of Period	$1,178,812	$1,749,975

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental Cash Flow Information
Cash paid for interest	$20,229,215	$18,622,944
Cash paid for income taxes	72,213	—

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$323,673	$173,516
Asset retirement obligation sold	(256,740)	(2,262,478)
Operating lease assets obtained in exchange for new operating lease liability	—	1,148,400
Financing lease assets obtained in exchange for new financing lease liability	341,218	142,719
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	(4,461,783)	(2,621,236)

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	—	15,000,000
Payment of post-close settlement	—	3,511,170
Payments for the Stronghold Acquisition	$—	$18,511,170
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Organization and Nature of Operations – Ring Energy is a growth oriented independent exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform in the Permian Basin of Texas.
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
Cash and cash equivalents - The Company had cash in excess of federally insured limits of $928,812 and $46,384 as of June 30, 2024 and December 31, 2023, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the six months ended June 30, 2024, sales to three purchasers represented 61%, 13% and 12%, respectively, of total oil, natural gas, and natural gas liquids sales. As of June 30, 2024, receivables outstanding from these three purchasers represented 68%, 11% and 11%, respectively, of accounts receivable.
Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of June 30, 2024 or December 31, 2023.
Joint interest billing receivables, net - The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for bad debt expense associated with its joint interest billing receivables during the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Bad debt expense	$14,937	$19,315	$178,777	$22,209
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Joint interest billing receivables	$1,899,074	$2,480,843
Allowance for credit losses	(200,621)	(58,569)
Joint interest billing receivables, net	$1,698,453	$2,422,274
The increase of $142,052 in the allowance for credit losses during the six months ended June 30, 2024 was primarily due to property sales and owner settlements.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had no such investments.
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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depletion	$24,325,186	$20,511,809	$47,754,798	$41,492,351
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.51	$13.05	$13.52	$12.89
In addition, capitalized costs less accumulated depletion and related deferred income taxes are not allowed to exceed an amount (the full cost ceiling) equal to the sum of:
1)the present value of estimated future net revenues discounted at ten percent computed in compliance with SEC guidelines;
2)plus the cost of properties not being amortized;
3)plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;
4)less income tax effects related to differences between the book and tax basis of the properties.
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and six months ended June 30, 2024 and 2023.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Depreciation	$102,772	$91,628	$204,709	$196,729
Notes Payable – At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O (directors and officers) insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. In November 2023, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a total face value after down payments of $72,442. The annual percentage rate (APR) for both notes was 7.08%. At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. The APR for this note is 7.98%. As of June 30, 2024 and December 31, 2023, the notes payable balances included in current liabilities on the Condensed Balance Sheet were $1,355,795 and $533,734, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average notes payable balance	$335,293	$406,067	$330,272	$358,100
Weighted average interest rate on weighted average notes payable	11.91%	9.10%	9.91%	7.22%
The following table shows interest paid related to notes payable for the three and six months ended June 30, 2024 and 2023. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest paid for notes payable	$9,986	$9,234	$16,366	$12,925
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operation loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of June 30, 2024 and December 31, 2023, the Company did not carry a valuation allowance against its federal and state deferred tax assets. The Company recorded the following federal and state income tax benefits (provisions) for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Deferred federal income tax benefit (provision)	$(6,427,828)	$6,640,741	$(7,979,587)	$5,111,491
Current state income tax benefit (provision)	(152,385)	(41,191)	(255,018)	(98,481)
Deferred state income tax benefit (provision)	(240,272)	(243,255)	(314,766)	(686,658)
Benefit from (Provision for) Income Taxes	$(6,820,485)	$6,356,295	$(8,549,371)	$4,326,352

Effective tax rate (1)	(23.33)%	28.33%	(23.43)%	7.57%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes. The effective tax rate for the three and six months ended June 30, 2024 was higher than the federal statutory corporate tax rate primarily due to nondeductible expenses and state income taxes. The effective tax rate for the three and six months ended June 30, 2023 was lower than the federal statutory corporate tax rate primarily due to the release of valuation allowance on its federal net deferred tax asset.
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
Share-Based Employee Compensation – The Company has outstanding stock option grants, restricted stock unit awards, and performance stock unit awards to directors, officers and employees, which are described more fully below in "NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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

Share-Based Compensation - The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Share-based compensation	$2,077,778	$2,260,312	$3,801,610	$4,204,008

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
In March 2024, the FASB issued ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its condensed financial statements.

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
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$99,289,498	$78,042,072	$191,584,083	$161,628,399
Natural gas	(2,972,807)	(1,100,776)	(3,791,042)	(36,213)
Natural gas liquids	2,822,658	2,407,277	5,849,444	5,839,299
Total oil, natural gas, and natural gas liquids revenues	$99,139,349	$79,348,573	$193,642,485	$167,431,485

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
Future lease payments associated with these operating and financing leases as of June 30, 2024 are as follows:

	2024	2025	2026	2027	2028	Other Future Years
Operating lease payments (1)	$354,932	$727,460	$636,649	$460,497	$250,606	$149,628
Financing lease payments (2)	540,279	821,792	367,872	23,914	—	—

(1)The weighted average annual discount rate as of June 30, 2024 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $221,027. The weighted average remaining term of operating leases was 3.88 years.

(2)The weighted average annual discount rate as of June 30, 2024 for financing leases was 7.04%. Based on this rate, the future lease payments above include imputed interest of $120,103. The weighted average remaining term of financing leases was 1.84 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	June 30, 2024	December 31, 2023
Operating lease liability, current portion	$622,694	$568,176
Operating lease liability, non-current portion	1,736,051	2,054,041
Operating lease liability, total	$2,358,745	$2,622,217
Total undiscounted future cash flows (sum of future operating lease payments)	2,579,772	2,900,050
Imputed interest	221,027	277,833
Undiscounted future cash flows less imputed interest	$2,358,745	$2,622,217

Financing lease liability, current portion	$948,283	$956,254
Financing lease liability, non-current portion	685,471	906,330
Financing lease liability, total	$1,633,754	$1,862,584
Total undiscounted future cash flows (sum of future financing lease payments)	1,753,857	2,006,453
Imputed interest	120,103	143,869
Undiscounted future cash flows less imputed interest	$1,633,754	$1,862,584
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease costs	$175,090	$115,353	$350,181	$228,491
Short-term lease costs (1)	1,104,057	1,815,836	2,085,348	3,029,635
Financing lease costs:
Amortization of financing lease assets (2)	271,463	189,495	532,364	375,523
Interest on financing lease liabilities (3)	31,422	24,268	62,739	49,699

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$22,418,994	$28,791,605	$27,934,371	$61,507,384
Basic Weighted-Average Shares Outstanding	197,976,721	193,077,859	197,684,638	185,545,775
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,872,895	1,096,128	1,477,377	1,192,039
Performance stock units	534,997	276,566	643,290	241,140
Common warrants	44,200	1,415,980	40,207	6,045,012
Diluted Weighted-Average Shares Outstanding	200,428,813	195,866,533	199,845,512	193,023,966
Basic Earnings per Share	$0.11	$0.15	$0.14	$0.33
Diluted Earnings per Share	$0.11	$0.15	$0.14	$0.32
The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Antidilutive securities:
Stock options to purchase common stock	65,500	265,500	67,533	265,500
Unvested restricted stock units	57,363	1,803,513	28,681	71,985
Unvested performance stock units	1,520,194	1,592,268	1,050,636	1,296,912

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

New Mexico Divestiture

On September 27, 2023, the Company completed the divestiture of its operated New Mexico assets to an unaffiliated party for $4.5 million, resulting in cash consideration of approximately $3.6 million. The sale had an effective date of June 1, 2023. As part of the divestiture, the buyer assumed an asset retirement obligation balance of approximately $2.4 million.

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
The Company’s derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying Condensed Balance Sheets. The Company has not designated its derivative instruments as hedges for accounting purposes, and, as a result, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of "Other Income" under the heading "Gain (loss) on derivative contracts" in the accompanying Condensed Statements of Operations.
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	June 30, 2024	December 31, 2023
Commodity derivative instruments, marked to market:

Derivative assets, current	$3,919,057	$7,768,697
Discounted deferred premiums	(549,295)	(1,553,323)
Derivatives assets, current, net of premiums	$3,369,762	$6,215,374

Derivative assets, noncurrent	$3,032,562	$11,634,714

Derivative liabilities, current	$18,114,594	$7,520,336

Derivative liabilities, noncurrent	$6,255,428	$11,510,368
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Oil derivatives:
Realized loss on oil derivatives	$(4,073,127)	$(833,841)	$(6,812,097)	$(1,497,603)
Unrealized gain (loss) on oil derivatives	2,308,594	4,545,136	(14,685,728)	12,652,157
Gain (loss) on oil derivatives	$(1,764,533)	$3,711,295	$(21,497,825)	$11,154,554

Natural gas derivatives:
Realized gain on natural gas derivatives	1,478,630	1,013,436	$2,756,085	$1,018,673
Unrealized gain (loss) on natural gas derivatives	(1,542,696)	(1,460,071)	(2,101,354)	566,338
Gain (loss) on natural gas derivatives	$(64,066)	$(446,635)	$654,731	$1,585,011

Gain (loss) on derivative contracts	$(1,828,599)	$3,264,660	$(20,843,094)	$12,739,565
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash flows from operating activities
Cash paid for oil derivatives	$(4,073,127)	$(833,841)	$(6,812,097)	$(1,497,603)
Cash received from natural gas derivatives	1,478,630	1,013,436	2,756,085	1,018,673
Cash received (paid) for derivative settlements, net	$(2,594,497)	$179,595	$(4,056,012)	$(478,930)
The following tables reflect the details of current derivative contracts as of June 30, 2024 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

Swaps:
Hedged volume (Bbl)	282,900	368,000	71,897	52,063	265,517	64,555	449,350	432,701
Weighted average swap price	$65.49	$68.43	$72.03	$72.03	$72.94	$72.03	$70.38	$69.53

Deferred premium puts:
Hedged volume (Bbl)	125,070	88,405	—	—	—	—	—	—
Weighted average strike price	$75.00	$75.00	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$2.61	$2.61	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	230,000	128,800	474,750	464,100	225,400	404,800	—	—
Weighted average put price	$64.00	$60.00	$57.06	$60.00	$65.00	$60.00	$—	$—
Weighted average call price	$76.50	$73.24	$75.82	$69.85	$78.91	$75.68	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

NYMEX Swaps:
Hedged volume (MMBtu)	86,350	653,100	616,199	594,400	289,550	—	—	532,500
Weighted average swap price	$3.55	$4.43	$3.78	$3.43	$3.72	$—	$—	$3.38

Two-way collars:
Hedged volume (MMBtu)	387,350	27,600	33,401	27,300	308,200	598,000	553,500	—
Weighted average put price	$3.94	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50	$—
Weighted average call price	$6.17	$4.15	$4.39	$4.15	$4.75	$4.15	$5.03	$—

	Oil Hedges (basis differential)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	368,000	270,000	273,000	276,000	276,000	—	—
Weighted average spread price (1)	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00	$—	$—

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023

Commodity Derivatives - Assets	$—	$17,850,088	$—	$17,850,088
Commodity Derivatives - Liabilities	$—	$(19,030,704)	$—	$(19,030,704)

Total	$—	$(1,180,616)	$—	$(1,180,616)

As of June 30, 2024

Commodity Derivatives - Assets	$—	$6,402,324	$—	$6,402,324
Commodity Derivatives - Liabilities	$—	$(24,370,022)	$—	$(24,370,022)

Total	$—	$(17,967,698)	$—	$(17,967,698)
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 8 — REVOLVING LINE OF CREDIT
On July 1, 2014, the Company entered into a Credit Agreement with SunTrust Bank (now Truist Bank), as lender, issuing bank and administrative agent for several banks and other financial institutions and lenders (the “Administrative Agent”), (which was amended several times) that provided for a maximum borrowing base of $1 billion with security consisting of substantially all of the assets of the Company. In April 2019, the Company amended and restated the Credit Agreement with the Administrative Agent (as amended and restated, the “Amended Credit Facility”).
On August 31, 2022, the Company modified its Amended Credit Facility through that certain Second Amended and Restated Credit Agreement (the "Second Credit Agreement"), extending the maturity date of the facility to August 2026 and the syndicate was modified to add five lenders, replacing five lenders. On February 12, 2024, the Company, Truist Bank as the Administrative Agent and Issuing Bank, and the lenders party thereto (the "Lenders") entered into an amendment (the "Amendment") to the Second Credit Agreement. Among other things, the Amendment amends the definition of Free Cash Flow so amounts used by the Company for acquisitions will no longer be subtracted from the calculation of Free Cash Flow.
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
Rather than Eurodollar loans, the reference rate in the Second Credit Agreement is the Secured Overnight Financing Rate ("SOFR"). Also, the Second Credit Agreement permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00,

(iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Second Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Second Credit Agreement) is not greater than 80%.
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
As of June 30, 2024, $407 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Second Credit Agreement.
Under the Second Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of June 30, 2024, the Company's unused line of credit was $193.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $407 million and standby letters of credit of $35,000 ($10,000 with state and federal agencies and $25,000 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the six months ended June 30, 2024 is as follows:

Balance, December 31, 2023	$28,248,084
Liabilities incurred	323,673
Liabilities sold	(256,740)
Liabilities settled	(442,615)
Accretion expense	703,018
Balance, June 30, 2024	$28,575,420
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	June 30, 2024	December 31, 2023
Asset retirement obligations, current	$165,720	$165,642
Asset retirement obligations, non-current	28,409,700	28,082,442
Asset retirement obligations	$28,575,420	$28,248,084

NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2023, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the six months ended June 30, 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of June 30, 2024, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2022	19,107,793	$0.80
Exercised	(4,517,427)	0.80	$3,613,941
Exercisable, March 31, 2023	14,590,366	$0.80
Exercised (1)	(14,512,166)	0.62	$8,997,543
Exercisable, June 30, 2023	78,200	$0.80

Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	0.80	$—
Exercisable, March 31, 2024	78,200	$0.80
Exercised	—	0.80	$—
Exercisable, June 30, 2024	78,200	$0.80
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
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Share-based compensation expense for share-based awards during the three and six months ended June 30, 2024 and 2023 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Share-based compensation	$2,077,778	$2,260,312	$3,801,610	$4,204,008
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 541,755 shares eligible for grant, either as stock options or as restricted stock, as of June 30, 2024.
In 2021, the Board and Company shareholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. There were 3,921,141 shares available for grant as of June 30, 2024 under the 2021 Plan.

Stock Options
A summary of the status of the stock options as of June 30, 2024 and 2023 and changes during the respective six month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Exercisable, March 31, 2023	265,500	$4.21	1.39 years
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2023	265,500	$4.21	1.14 years	$—
Exercisable, June 30, 2023	265,500	$4.21	1.14 years

Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2024	65,500	$10.70	2.06 years	$—
Exercisable, June 30, 2024	65,500	$10.70	2.06 years
The intrinsic values were calculated using the closing price on June 30, 2024 of $1.69 and the closing price on June 30, 2023 of $1.71. As of June 30, 2024, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock unit activity as of June 30, 2024 and 2023, respectively, and changes during the respective six month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17
Granted	—	—
Forfeited or rescinded	(49,465)	2.22
Vested	(288,709)	2.85
Outstanding, June 30, 2023	3,885,267	$2.12

Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77
Granted	60,000	2.04
Forfeited or rescinded	(66,101)	1.43
Vested	(303,797)	2.74
Outstanding, June 30, 2024	4,117,384	$1.70
As of June 30, 2024, the Company had $4,085,927 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 2.04 years. Grant activity for the six months ended June 30, 2024 was primarily restricted stock units for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of June 30, 2024 and 2023, respectively, along with changes during the respective six month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2023	2,882,594	$3.34

Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11
Granted	1,378,378	$2.27
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2024	3,400,756	$2.77
As of June 30, 2024, the Company had $5,771,914 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.83 years.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company totaling $260,000 to the State of Texas and federal agencies and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company and also reduced the $260,000 standby letters of credit to the State of Texas and federal agencies to $10,000. As of June 30, 2024, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letters of credit to the state and federal agencies are extended for a term of one year at a time. The Company intends to renew the standby letters of credit to the state and federal agencies for as long as the Company does business in the State of Texas. The letter of credit to the insurance company will be renewed if the insurance company requires them to retain the surety bonds; however, as the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will not need to be renewed. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of June 30, 2024, the Company still had surety bonds in total of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2025 and they can be renewed at that time. As of June 30, 2024, the Company had $2,275,000 in total surety bonds.
NOTE 13 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of June 30, 2024, through the date these condensed financial statements were issued, August 6, 2024. The Company did not have any material subsequent events to report.

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
Business Description and Plan of Operation
The Company is focused on balancing reduction of long-term debt and further developing our oil and gas properties to maintain or grow our annual production. We intend to achieve both through proper allocation of cash flow generated by our operations and potentially through the sale of non-core assets. We intend to continue evaluating potential transactions to acquire strategic producing assets with attractive acreage positions that can provide competitive returns for our shareholders.
•Growing production and reserves by developing our oil-rich resource base through conventional vertical and horizontal drilling. In an effort to maximize its value and resources potential, Ring intends to drill and develop its acreage base in both its Northwest Shelf and Central Basin Platform assets, allowing Ring to execute on its plan of operating within its generated cash flow.
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended June 30, 2024, the Company made net paydowns of $15 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $407 million.
•Employ industry leading drilling and completion techniques. Ring’s executive team utilizes new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to a low-cost structure that helps maximize returns generated by our drilling programs.
•Pursue strategic acquisitions with attractive upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and are comparable to its existing inventory of drilling locations. We pursue an acquisition strategy designed to increase reserves at attractive finding costs and complement our existing core properties. Management intends to continue to pursue strategic acquisitions and structure them financially, to improve balance sheet metrics and be accretive to income metrics. Our executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region. Ring believes that leveraging the relationships of its management and board of directors is a competitive advantage in identifying potential acquisition targets.

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
In the second quarter of 2024, in the Central Basin Platform, the Company drilled and completed eleven wells, all with a working interest of 100%. Specifically, in our Andrews County acreage the Company drilled and completed five 1-mile horizontal wells, in the Ector County acreage the Company drilled three vertical wells, and in the Crane County acreage the Company drilled and completed three vertical wells.
The table below sets forth our drilling and completion activities for the six months ended June 30, 2024.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2024	Northwest Shelf (Horizontal)	2	2
	Central Basin Platform (Horizontal)	3	3
	Central Basin Platform (Vertical)	6	6
	Total (1)	11	11

2Q 2024	Northwest Shelf (Horizontal)	—	—
	Central Basin Platform (Horizontal)	5	5
	Central Basin Platform (Vertical)	6	6
	Total	11	11
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

Natural Gas Takeaway Capacity

The Permian Basin has been experiencing a shortage of pipeline transportation in order to sell natural gas produced in the Basin, resulting in negative natural gas prices, whereby the seller is actually paying the purchaser to take the gas. We have experienced negative gas prices since approximately March of 2023 and such conditions are continuing. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.

Inflation

Since 2022 inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment and services used in our operations and we expect inflation to continue based on current economic circumstances. In addition, the attempts to reduce inflation by the U.S. Federal Reserve have resulted in increased interest rates on debt. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net sales:
Oil	$99,289,498	$78,042,072	$21,247,426	27%
Natural gas	(2,972,807)	(1,100,776)	(1,872,031)	170%
Natural gas liquids	2,822,658	2,407,277	415,381	17%
Total sales	$99,139,349	$79,348,573	$19,790,776	25%

Net production:
Oil (Bbls)	1,239,731	1,079,379	160,352	15%
Natural gas (Mcf)	1,538,347	1,557,545	(19,198)	(1)%
Natural gas liquids (Bbls)	304,448	232,698	71,750	31%
Total production (Boe)(1)	1,800,570	1,571,668	228,902	15%

Average sales price:
Oil (per Bbl)	$80.09	$72.30	$7.79	11%
Natural gas (per Mcf)	(1.93)	(0.71)	(1.22)	172%
Natural gas liquids (Bbl)	9.27	10.35	(1.08)	(10)%
Total per Boe	$55.06	$50.49	$4.57	9%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $21.2 million from $78.0 million to $99.3 million due to a increase in sales volume from 1,079,379 barrels of oil to 1,239,731 barrels of oil, as well as due to an increase in the average realized price per barrel from $72.30 to $80.09. Of the increase in volume of 160,352 barrels of oil, 179,911 barrels of oil were from wells acquired and new wells drilled in the acreage of the Founders Acquisition (which was closed in August of 2023), as well as drilling activity in other areas, offset by natural declines from the legacy assets. The increased average realized price per barrel was primarily a result of higher market conditions.
Natural gas sales. Natural gas sales decreased approximately $1.9 million from a negative $1.1 million to a negative $3.0 million. While our natural gas sales volume marginally decreased from 1,557,545 Mcf to 1,538,347 Mcf, the average realized price per Mcf decreased from $(0.71) to $(1.93). Of the decrease in volume of (19,198) Mcf, a decrease of (158,324) Mcf attributable to legacy assets, impacted by higher shrinkage (resulting in higher NGL yields) and processing plant constraints, offset by an increase of 139,126 Mcf from the Founders Acquisition. The price decrease was driven by a significant reduction in realized revenue pricing due to depressed market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended June 30, 2024, gross revenues were $(0.34) per Mcf and fees were $(1.59) per Mcf, compared to gross revenues of $1.01 per Mcf and fees of $(1.71) per Mcf for the three months ended June 30, 2023. This resulted in a net realized price of $(1.93) per Mcf for the three months ended June 30, 2024 compared to $(0.71) per Mcf for the three months ended June 30, 2023.
Natural gas liquids sales. NGL sales increased approximately $0.4 million from $2.4 million to $2.8 million. NGL sales volumes for the three months ended June 30, 2024 were 304,448 barrels of NGLs compared to 232,698 barrels of NGLs for the comparable period in 2023. Of the increase in volume of 71,750 barrels, 38,335 barrels are attributable to wells acquired and new wells drilled in the acreage of the Founders Acquisition, with the remaining 33,415 barrels attributable to legacy assets due to increased NGL yields. The average realized price per barrel of NGLs was $9.27 for the three months ended June 30, 2024 compared to $10.35 for the three months ended June 30, 2023, due to lower market conditions.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change
Net sales:
Oil	$191,584,083	$161,628,399	$29,955,684	19%
Natural gas	(3,791,042)	(36,213)	(3,754,829)	NM (2)
Natural gas liquids	5,849,444	5,839,299	10,145	0%
Total sales	$193,642,485	$167,431,485	$26,211,000	16%

Net production:
Oil (Bbls)	2,458,568	2,218,792	239,776	11%
Natural gas (Mcf)	3,034,854	3,158,952	(124,098)	(4)%
Natural gas liquids (Bbls)	568,250	472,690	95,560	20%
Total production (Boe)(1)	3,532,627	3,217,974	314,653	10%

Average sales price:
Oil (per Bbl)	$77.93	$72.85	$5.08	7%
Natural gas (per Mcf)	(1.25)	(0.01)	(1.24)	NM (2)
Natural gas liquids (Bbl)	10.29	12.35	(2.06)	(17)%
Total per Boe	$54.82	$52.03	$2.79	5%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
(2) Not meaningful.
Oil sales. Oil sales increased approximately $30.0 million from $161.6 million to $191.6 million due to an increase in sales volume from 2,218,792 barrels of oil to 2,458,568 barrels of oil, further supported by a increase in the average realized price per barrel from $72.85 to $77.93. Of the increase in volume of 239,776 barrels, 337,001 barrels of oil were from wells acquired and new wells drilled in the acreage of the Founders Acquisition as well as drilling activity in other areas, offset by natural declines from the legacy assets and sale of non-core assets. The increased average realized price per barrel was primarily the result of higher market conditions.
Natural gas sales. Natural gas sales decreased approximately $3.8 million from a negative $36,213 to a negative $3,791,042. In addition to natural gas sales volume decreasing from 3,158,952 Mcf to 3,034,854 Mcf, the average realized price per Mcf decreased from $(0.01) to $(1.25). Of the decrease in volume of 124,098 Mcf, 245,545 Mcf was from wells acquired and new wells drilled in the acreage of the Founders Acquisition, and the offsetting decrease of (369,643) Mcf was attributable to legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the six months ended June 30, 2024, gross revenues were $0.42 per Mcf and fees were $(1.67) per Mcf, compared to gross revenues of $1.52 per Mcf and fees of $(1.53) per Mcf for the six months ended June 30, 2023. This resulted in a net realized price of $(1.25) for the six months ended June 30, 2024 compared to $(0.01) per Mcf for the six months ended June 30, 2023.
Natural gas liquids sales. NGL sales slightly increased by $10,145 from $5,839,299 to $5,849,444. NGL sales volumes for the six months ended June 30, 2024 were 568,250 barrels of NGLs compared to 472,690 barrels of NGLs for the comparable period in 2023. Of the increase in volume of 95,560 barrels, 67,449 barrels were attributable to the wells acquired and new wells drilled within the acreage of the Founders Acquisition, and 28,111 barrels were from the legacy assets. The average realized price per barrel of NGLs was $10.29 for the six months ended June 30, 2024 compared to $12.35 for the six months ended June 30, 2023, attributable to lower market conditions.

Production Costs for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Lease operating expenses ("LOE")	$19,309,017	$15,938,106	$3,370,911	21%
Average LOE per Boe	$10.72	$10.14	$0.58	6%

Gathering, transportation and processing costs ("GTP")	$107,629	$(1,632)	$109,261	NM (1)
Average GTP per Boe	$0.06	$0.00	$0.06	NM (1)

Ad valorem taxes	$1,337,276	$1,670,343	$(333,067)	(20)%
Average Ad valorem taxes per Boe	$0.74	$1.06	$(0.32)	(30)%

Oil and natural gas production taxes	$3,627,264	$4,012,139	$(384,875)	(10)%
Average Production taxes per Boe	$2.01	$2.55	$(0.54)	(21)%
Production taxes as a percentage of total sales	3.66%	5.06%	(1.40)%	(28)%
(1) Not meaningful.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $15.9 million to $19.3 million and increased on a per Boe basis from $10.14 to $10.72. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to a 15% increase in production of 228,902 Boe as a result of the new wells acquired in the Founders Acquisition as well as new wells drilled and completed from our development program. Specific cost categories with significant increases included chemical and electric.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) increased from negative $1,632 to $107,629 and increased on a per Boe basis from $0.00 to $0.06. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, GTP costs increased on the period shown due to one remaining contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes decreased from $1.7 million to $1.3 million and decreased on a per Boe basis from $1.06 to $0.74. Of the $(0.3) million decrease in ad valorem taxes, $(0.5) million was for adjustments to Crane County tax estimates, offset by a $0.2 million increase in adding Ector County properties from the Founders Acquisition.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 5.06% for the three months ended June 30, 2023 and decreased to 3.66% for the three months ended June 30, 2024. During the quarter, ($0.9) million was realized for severance tax credits associated with low-producing and two-year inactive wells, which caused the average for the three months ended June 30, 2024 to be lower than historical trends.

Production Costs for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Lease operating expenses ("LOE")	$37,669,451	$33,410,797	$4,258,654	13%
Average LOE per Boe	$10.66	$10.38	$0.28	3%

Gathering, transportation and processing costs ("GTP")	$273,683	$(2,455)	$276,138	NM (1)
Average GTP per Boe	$0.08	$0.00	$0.08	NM (1)

Ad valorem taxes	$3,482,907	$3,340,956	$141,951	4%
Average Ad valorem taxes per Boe	$0.99	$1.04	$(0.05)	(5)%

Oil and natural gas production taxes	$8,055,567	$8,420,279	$(364,712)	(4)%
Average Production taxes per Boe	$2.28	$2.62	$(0.34)	(13)%
Production taxes as a percentage of total sales	4.16%	5.03%	(0.87)%	(17)%
(1) Not meaningful.
Lease operating expenses. Our total LOE increased from $33.4 million to $37.7 million and LOE per Boe increased from $10.38 to $10.66. Total LOE increased primarily due to a 10% increase in production of 314,653 Boe as a result of the new wells acquired from the Founders Acquisition as well as new wells drilled and completed from our development program. Specific cost categories with significant increases included chemical, salaries, electric, and workover expense.
Gathering, transportation and processing costs. Our total GTP increased from negative $2,455 to $273,683 and increased on a per Boe basis from $0.00 to $0.08. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, GTP costs increased on the period shown due to one remaining contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes increased from $3.3 million to $3.5 million and decreased on a per Boe basis from $1.04 to $0.99. Of the approximate $0.1 million increase in ad valorem taxes, $0.7 million was from the addition of Ector County due to the Founders Acquisition, offset by a net reduction in estimates for other jurisdictions of $0.6 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 5.03% for the six months ended June 30, 2023 and decreased to 4.16% for the six months ended June 30, 2024. The overall average percentage of production taxes to oil and gas sales in 2024 is 4.7% which is in line with historical rates. In May 2024, an accrual of $(0.9) million was made for estimated severance tax refunds expected, which lowered the average for the six months ended June 30, 2024.

Other Costs and Operating Expenses for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$24,325,186	$20,511,809	$3,813,377	19%
Depreciation	102,772	91,628	11,144	12%
Amortization of financing lease assets	271,463	189,495	81,968	43%
Total depreciation, depletion and amortization	$24,699,421	$20,792,932	$3,906,489	19%

Depletion per Boe	$13.51	$13.05	$0.46	4%
Depreciation, depletion and amortization per Boe	$13.72	$13.23	$0.49	4%

Asset retirement obligation ("ARO") accretion	$352,184	$353,878	$(1,694)	0%

Operating lease expense	$175,090	$115,353	$59,737	52%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$5,635,756	$4,549,931	$1,085,825	24%
Share-based compensation	2,077,778	2,260,312	(182,534)	(8)%
Total general and administrative expense	$7,713,534	$6,810,243	$903,291	13%

G&A per Boe	$4.28	$4.33	$(0.05)	(1)%
G&A excluding Share-based compensation, per Boe	$3.13	$2.89	$0.24	8%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $20.8 million to $24.7 million due to a higher depletion rate as well as an increase of 228,902 in Boe produced. Additional trucks were leased for field operations, resulting in higher finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $13.23 per Boe to $13.72 per Boe. The increase in DD&A per Boe was from an increase in the total estimated costs of property.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion decreased from $353,878 to $352,184 primarily as a result of wells plugged and abandoned and sold, offset by the additional ARO accretion associated with the properties added from the Founders Acquisition.
Operating lease expense. Our operating lease expense increased from $115,353 to $175,090 due to additional office space leased in The Woodlands office expansion.
General and administrative expense. General and administrative ("G&A") expense increased from $6.8 million to $7.7 million. Of the $0.9 million cost increase, $0.6 million was associated with the employee retention tax credit that was received in 2023, $0.6 million represented an increase in salaries and wages, $0.2 million in legal fees, $0.1 million in rent expenses, and $0.1 million in other professional fees. This was offset by $0.4 million in lower transaction costs, a decrease of $0.2 million in share-based compensation costs, and $0.2 million in lower bonus accruals.

Other Costs and Operating Expenses for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$47,754,798	$41,492,351	$6,262,447	15%
Depreciation	204,709	196,729	7,980	4%
Amortization of financing lease assets	532,364	375,523	156,841	42%
Total depreciation, depletion and amortization	$48,491,871	$42,064,603	$6,427,268	15%

Depletion per Boe	$13.52	$12.89	$0.63	5%
Depreciation, depletion and amortization per Boe	$13.73	$13.07	$0.66	5%

Asset retirement obligation ("ARO") accretion	$703,018	$719,725	$(16,707)	(2)%

Operating lease expense	$350,181	$228,491	$121,690	53%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$11,381,146	$9,736,374	$1,644,772	17%
Share-based compensation	3,801,610	4,204,008	(402,398)	(10)%
Total general and administrative expense	$15,182,756	$13,940,382	$1,242,374	9%

G&A per Boe	$4.30	$4.33	$(0.03)	(1)%
G&A excluding Share-based compensation, per Boe	$3.22	$3.03	$0.19	6%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $42.1 million to $48.5 million due to a higher depletion rate as well as an increase of 314,653 in Boe produced. Our average depreciation, depletion and amortization per Boe increased from $13.07 per Boe to $13.73 per Boe, due to the increase in the total costs of property and the decrease in the Boe amortization base.
Asset retirement obligation accretion. Our ARO accretion decreased from $719,725 to $703,018 primarily as a result of wells plugged and abandoned and sold, offset by the additional ARO accretion associated with the properties added from the Founders Acquisition.
Operating lease expense. Our operating lease expense increased from $228,491 to $350,181 due to additional office space leased in both the Midland and The Woodlands offices.
General and administrative expense. General and administrative ("G&A") expense increased from $13.9 million to $15.2 million, with the $1.2 million cost increase due to an increase of $1.0 million in salaries and wages, $0.6 million for an employee retention tax credit that was received in 2023, $0.3 million in legal fees, and $0.2 million in other professional fees. This was offset by a decrease of $0.4 million in lower transaction costs and $0.4 million in share-based compensation costs.

Other Income (Expense) for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Interest income	$144,933	$79,745	$65,188	82%

Interest expense:
Interest on revolving line of credit	$9,521,775	$9,056,845	$464,930	5%
Fees associated with revolving line of credit	245,297	240,075	5,222	2%
Amortization of deferred financing costs	1,221,608	1,220,385	1,223	0%
Interest on financing lease liabilities	31,422	24,268	7,154	29%
Interest paid for notes payable	9,986	9,234	752	8%
Other interest	(83,961)	—	(83,961)	100%
Total interest expense	$10,946,127	$10,550,807	$395,320	4%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(4,073,127)	$(833,841)	$(3,239,286)	388%
Natural gas	1,478,630	1,013,436	465,194	46%
Total realized gain (loss)	$(2,594,497)	$179,595	$(2,774,092)	(1545)%
Unrealized gain (loss):
Crude oil	$2,308,594	$4,545,136	$(2,236,542)	(49)%
Natural gas	(1,542,696)	(1,460,071)	(82,625)	6%
Total unrealized gain (loss)	$765,898	$3,085,065	$(2,319,167)	(75)%
Total gain (loss) on derivative contracts:	$(1,828,599)	$3,264,660	$(5,093,259)	(156)%

Gain (loss) on disposal of assets	$51,338	$(132,109)	$183,447	(139)%
Other income	$—	$116,610	$(116,610)	(100)%
Interest income. During the three months ended June 30, 2024, interest income of $144,933 was earned from excess cash balances in bank sweep accounts. During the three months ended June 30, 2023, interest income of $50,703 was earned from depositing excess cash balances in bank sweep accounts beginning May 2023 and $29,042 was earned from the employee retention tax credit.
Interest expense. Interest expense increased from $10.6 million to $10.9 million primarily due to higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $420.3 million during the second quarter of 2024 compared to approximately $414.9 million during the second quarter of 2023. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average annual interest rate of 9.3% in the second quarter of 2024 compared to 8.7% in the second quarter of 2023.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $1.8 million for the three months ended June 30, 2024 compared to a gain on derivative contracts of $3.3 million for the three months ended June 30, 2023. For the derivative contract settlements, we recorded a realized loss of $2.6 million for the three months ended June 30, 2024 and a realized gain of $0.2 million for the three months ended June 30, 2023. The increase of $2.8 million in the realized loss was a result of our less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $0.8 million for the three months ended June 30, 2024 and an unrealized gain of $3.1 million for the three months ended June 30, 2023. The reduction of the unrealized gain was primarily due to the changes in crude oil futures prices.

Gain (loss) on disposal of assets. During the three months ended June 30, 2024, the Company recorded a gain on disposal of assets of $51,338, from selling multiple Company owned vehicles. Also, during the three months ended June 30, 2023, the Company recorded a loss on disposal of assets of $132,109 from from selling multiple Company owned vehicles.
Other income. During the three months ended June 30, 2024, the Company recorded no other income. During the three months ended June 30, 2023, the Company recorded other income of $116,610, with $116,036 from terminating our Woodlands office operating lease, and the remainder from terminating a finance lease for a truck.

Other Income (Expense) for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Interest income	$223,477	$79,745	$143,732	180%

Interest expense:
Interest on revolving line of credit	$19,287,826	$17,766,719	$1,521,107	9%
Fees associated with revolving line of credit	484,925	478,250	6,675	1%
Amortization of deferred financing costs	2,443,215	2,440,769	2,446	0%
Interest on financing lease liabilities	62,739	49,699	13,040	26%
Interest paid for notes payable	16,366	12,925	3,441	27%
Deferred cash payment accretion	—	192,724	(192,724)	(100)%
Other interest	150,000	—	150,000	100%
Total interest expense	$22,445,071	$20,941,086	$1,503,985	7%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(6,812,097)	$(1,497,603)	$(5,314,494)	355%
Natural gas	2,756,085	1,018,673	1,737,412	171%
Total realized gain (loss)	$(4,056,012)	$(478,930)	$(3,577,082)	747%
Unrealized gain (loss):
Crude oil	$(14,685,728)	$12,652,157	$(27,337,885)	(216)%
Natural gas	(2,101,354)	566,338	(2,667,692)	(471)%
Total unrealized gain (loss)	$(16,787,082)	$13,218,495	$(30,005,577)	(227)%
Total gain (loss) on derivative contracts:	$(20,843,094)	$12,739,565	$(33,582,659)	(264)%

Gain (loss) on disposal of assets	$89,693	$(132,109)	$221,802	(168)%
Other income	$25,686	$126,210	$(100,524)	(80)%
Interest income. During the six months ended June 30, 2024, interest income of $223,477 was earned from excess cash balances in bank sweep accounts. During the six months ended June 30, 2023, interest income of $50,703 was depositing excess cash balances in bank sweep accounts beginning May 2023 and $29,042 was earned from the employee retention tax credit.
Interest expense. Interest expense increased from $20.9 million to $22.4 million primarily due to the result of higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $424.6 million during the six months ended June 30, 2024 compared to approximately $419.6 million during the six months ended June 30, 2023. Additionally, the increase in interest expense was due to higher interest rates, with a weighted average annual interest rate of 9.3% during the six months ended June 30, 2024 compared to 8.5% during the six months ended June 30, 2023.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $20.8 million for the six months ended June 30, 2024 and a gain on derivative contracts of $12.7 million for the six months ended June 30, 2023. For the derivative contract settlements, we recorded a realized loss of $4.1 million for the six months ended June 30, 2024 and a realized loss of $0.5 million for the six months ended June 30, 2023. The increase of $3.6 million in the realized loss was a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $16.8 million for the six months ended June 30, 2024 and an unrealized gain of $13.2 million for the six months ended June 30, 2023. This change in unrealized derivatives primarily was due to the changes in crude oil futures prices on derivative contracts in the Company's portfolio.

Gain (loss) on disposal of assets. During the six months ended June 30, 2024 the Company recognized a gain of $89,693 on disposal from selling multiple Company owned vehicles. Also, during the six months ended June 30, 2023, the Company recognized a loss of $132,109 on disposal from selling multiple Company owned vehicles.
Other income. During the six months ended June 30, 2024, the Company recorded other income of $25,686 from an additional bank rebate related to the use of a vendor payment program. During the six months ended June 30, 2023, the Company recorded $126,210 of other income, primarily from the termination of the Woodlands office operating lease as of May 31, 2023.

Benefit from (Provision for) Income Taxes for the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(6,427,828)	$6,640,741	$(13,068,569)	(197)%
Current state income tax benefit (provision)	(152,385)	(41,191)	(111,194)	270%
Deferred state income tax benefit (provision)	(240,272)	(243,255)	2,983	(1)%
Benefit from (Provision for) Income Taxes	$(6,820,485)	$6,356,295	$(13,176,780)	(207)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a benefit of $6.4 million for the three months ended June 30, 2023 to a provision of $(6.8) million for the three months ended June 30, 2024. The benefit from (provision for) income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2024, taking into account all applicable tax rates and laws.
Benefit from (Provision for) Income Taxes for the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(7,979,587)	$5,111,491	$(13,091,078)	(256)%
Current state income tax benefit (provision)	(255,018)	(98,481)	(156,537)	159%
Deferred state income tax benefit (provision)	(314,766)	(686,658)	371,892	(54)%
Benefit from (Provision for) Income Taxes	$(8,549,371)	$4,326,352	$(12,875,723)	(298)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a benefit of $4.3 million for the six months ended June 30, 2023 to a provision of $8.5 million for the six months ended June 30, 2024. The benefit from (provision for) income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2024, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of June 30, 2024, we had cash on hand of $1.2 million, compared to $0.3 million as of December 31, 2023. We had net cash provided by operating activities for the six months ended June 30, 2024 of $95.8 million, compared to net cash provided by operating activities of $87.0 million for the same period in 2023, which was primarily due to higher year to date revenues, which resulted in more cash received from purchasers. We had net cash used in investing activities of $76.4 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $83.6 million for the same period in 2023, driven by the deferred cash payment made for the Stronghold Acquisition in the first quarter of 2023, offset by the receipt from the sale of the Delaware properties in the second quarter of 2023, with no comparable payments or receipts made to date in 2024. Net cash used in financing activities was $18.6 million for the six months ended June 30, 2024 during which time $18 million was the net paydown of principal on our Credit Facility.
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
Availability of Capital Resources under Credit Facility
As of June 30, 2024, $407 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of June 30, 2024 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

Swaps:
Hedged volume (Bbl)	282,900	368,000	71,897	52,063	265,517	64,555	449,350	432,701
Weighted average swap price	$65.49	$68.43	$72.03	$72.03	$72.94	$72.03	$70.38	$69.53

Deferred premium puts:
Hedged volume (Bbl)	125,070	88,405	—	—	—	—	—	—
Weighted average strike price	$75.00	$75.00	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$2.61	$2.61	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	230,000	128,800	474,750	464,100	225,400	404,800	—	—
Weighted average put price	$64.00	$60.00	$57.06	$60.00	$65.00	$60.00	$—	$—
Weighted average call price	$76.50	$73.24	$75.82	$69.85	$78.91	$75.68	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

NYMEX Swaps:
Hedged volume (MMBtu)	86,350	653,100	616,199	594,400	289,550	—	—	532,500
Weighted average swap price	$3.55	$4.43	$3.78	$3.43	$3.72	$—	$—	$3.38

Two-way collars:
Hedged volume (MMBtu)	387,350	27,600	33,401	27,300	308,200	598,000	553,500	—
Weighted average put price	$3.94	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50	$—
Weighted average call price	$6.17	$4.15	$4.39	$4.15	$4.75	$4.15	$5.03	$—

	Oil Hedges (basis differential)
	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	368,000	270,000	273,000	276,000	276,000	—	—
Weighted average spread price (1)	$1.15	$1.15	$1.00	$1.00	$1.00	$1.00	$—	$—

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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2024, 100% of our derivative instruments are with lenders under our Credit Facility.
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
As of June 30, 2024, we had no off-balance sheet financing arrangements.
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
The pursuit of and the acquisition of accretive oil and gas properties is highly competitive and may require substantially greater capital than we currently have available and obtaining additional capital may require that we obtain either short-

term or long-term debt or sell our equity or both. Further, it may be necessary for us to retain outside consultants and others in our endeavors to locate desirable oil and gas properties.
The process of acquiring one or more additional oil and gas properties would impact our financial position, reduce our cash position and likely increase our debt levels. The types of costs that we may incur include the costs to retain consultants and investment bankers specializing in the purchase of oil and gas properties, obtaining petroleum engineering reports relative to the oil and gas properties that we are investigating, legal fees associated with any such acquisitions including title reports, SEC reporting expenses, and negotiating definitive agreements. Additionally, accounting fees may be incurred relative to obtaining and evaluating historical and pro forma information regarding oil and gas properties. Even though we may incur these costs, there is no assurance that we will ultimately be able to consummate additional acquisitions of oil and gas producing properties.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from decreases in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices in the Permian Basin. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue.
The prices we receive depend on many factors outside of our control. A significant decrease in the prices of oil or natural gas would likely have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production.
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $38.5 million as of June 30, 2024). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the six months ended June 30, 2024. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Six Months Ended	As of
	June 30, 2024	June 30, 2024
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	61%	68%
Concord Energy LLC ("Concord")	13%	11%
LPC Crude III, LLC ("LPC Crude")	12%	11%
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
As of June 30, 2024, we had $407 million outstanding on our Credit Facility with a weighted average annual interest rate for the six months ended June 30, 2024 of 9.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.1 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended June 30, 2024 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: August 6, 2024	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)