Form 10-Q
period 2024-09-30
RING ENERGY, INC.
filed 2024-11-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had outstanding 198,196,034 shares of common stock ($0.001 par value).

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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$—	$296,384
Accounts receivable	36,394,451	38,965,002
Joint interest billing receivables, net	1,343,801	2,422,274
Derivative assets	8,375,984	6,215,374
Inventory	4,627,980	6,136,935
Prepaid expenses and other assets	2,076,896	1,874,850
Total Current Assets	52,819,112	55,910,819
Properties and Equipment
Oil and natural gas properties, full cost method	1,770,078,718	1,663,548,249
Financing lease asset subject to depreciation	4,192,099	3,896,316
Fixed assets subject to depreciation	3,389,907	3,228,793
Total Properties and Equipment	1,777,660,724	1,670,673,358
Accumulated depreciation, depletion and amortization	(450,913,685)	(377,252,572)
Net Properties and Equipment	1,326,747,039	1,293,420,786
Operating lease asset	2,057,096	2,499,592
Derivative assets	8,735,674	11,634,714
Deferred financing costs	9,406,089	13,030,481
Total Assets	$1,399,765,010	$1,376,496,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90,143,131	$104,064,124
Income tax liability	257,704	—
Financing lease liability	879,598	956,254
Operating lease liability	633,132	568,176
Derivative liabilities	3,929,188	7,520,336
Notes payable	912,819	533,734
Asset retirement obligations	836,421	165,642
Total Current Liabilities	97,591,993	113,808,266

Non-current Liabilities
Deferred income taxes	26,859,453	8,552,045
Revolving line of credit	392,000,000	425,000,000
Financing lease liability, less current portion	496,954	906,330
Operating lease liability, less current portion	1,574,117	2,054,041
Derivative liabilities	4,535,777	11,510,368
Asset retirement obligations	25,396,573	28,082,442
Total Liabilities	548,454,867	589,913,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 198,196,034 shares and 196,837,001 shares issued and outstanding, respectively	198,196	196,837
Additional paid-in capital	798,747,764	795,834,675
Retained earnings (Accumulated deficit)	52,364,183	(9,448,612)
Total Stockholders’ Equity	851,310,143	786,582,900
Total Liabilities and Stockholders' Equity	$1,399,765,010	$1,376,496,392
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Oil, Natural Gas, and Natural Gas Liquids Revenues	$89,244,383	$93,681,798	$282,886,868	$261,113,283

Costs and Operating Expenses
Lease operating expenses	20,315,282	18,015,348	57,984,733	51,426,145
Gathering, transportation and processing costs	102,420	(4,530)	376,103	(6,985)
Ad valorem taxes	2,164,562	1,779,163	5,647,469	5,120,119
Oil and natural gas production taxes	4,203,851	4,753,289	12,259,418	13,173,568
Depreciation, depletion and amortization	25,662,123	21,989,034	74,153,994	64,053,637
Asset retirement obligation accretion	354,195	354,175	1,057,213	1,073,900
Operating lease expense	175,091	138,220	525,272	366,711
General and administrative expense	6,421,567	7,083,574	21,604,323	21,023,956

Total Costs and Operating Expenses	59,399,091	54,108,273	173,608,525	156,231,051

Income from Operations	29,845,292	39,573,525	109,278,343	104,882,232

Other Income (Expense)
Interest income	143,704	80,426	367,181	160,171
Interest (expense)	(10,754,243)	(11,381,754)	(33,199,314)	(32,322,840)
Gain (loss) on derivative contracts	24,731,625	(39,222,755)	3,888,531	(26,483,190)
Gain (loss) on disposal of assets	—	—	89,693	(132,109)
Other income	—	—	25,686	126,210
Net Other Income (Expense)	14,121,086	(50,524,083)	(28,828,223)	(58,651,758)

Income (Loss) Before Benefit from (Provision for) Income Taxes	43,966,378	(10,950,558)	80,450,120	46,230,474

Benefit from (Provision for) Income Taxes	(10,087,954)	3,411,336	(18,637,325)	7,737,688
Net Income (Loss)	$33,878,424	$(7,539,222)	$61,812,795	$53,968,162

Basic Earnings (Loss) per Share	$0.17	$(0.04)	$0.31	$0.29
Diluted Earnings (Loss) per Share	$0.17	$(0.04)	$0.31	$0.28
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Nine Months Ended September 30, 2024	Shares	Amount
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124
Restricted stock vested	303,797	304	(304)	—	—
Shares to cover tax withholdings for restricted stock vested	(71,702)	(72)	72	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(86,991)	—	(86,991)
Share-based compensation	—	—	2,077,778	—	2,077,778
Net income	—	—	—	22,418,994	22,418,994
Balance, June 30, 2024	198,166,297	$198,166	$798,732,980	$18,485,759	$817,416,905
Restricted stock vested	39,442	39	(39)	—	—
Shares to cover tax withholdings for restricted stock vested	(9,705)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(17,273)	—	(17,273)
Share-based compensation	—	—	32,087	—	32,087
Net income	—	—	—	33,878,424	33,878,424
Balance, September 30, 2024	198,196,034	$198,196	$798,747,764	$52,364,183	$851,310,143

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Restricted stock vested	659,479	659	(659)	—	—
Shares to cover tax withholdings for restricted stock vested	(79,634)	(79)	79	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(134,381)	—	(134,381)
Share-based compensation	—	—	1,943,696	—	1,943,696
Net income	—	—	—	32,715,779	32,715,779
Balance, March 31, 2023	180,627,484	$180,627	$780,659,273	$(81,597,474)	$699,242,426
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	288,709	289	(289)	—	—
Shares to cover tax withholdings for restricted stock vested	(77,687)	(78)	78	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(141,682)	—	(141,682)
Share-based compensation	—	—	2,260,312	—	2,260,312
Net income	—	—	—	28,791,605	28,791,605
Balance, June 30, 2023	195,350,672	$195,350	$791,450,835	$(52,805,869)	$738,840,316
Restricted stock vested	39,443	39	(39)	—	—
Shares to cover tax withholdings for restricted stock vested	(9,588)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(18,302)	—	(18,302)
Share-based compensation	—	—	2,170,735	—	2,170,735
Net loss	—	—	—	(7,539,222)	(7,539,222)
Balance, September 30, 2023	195,380,527	$195,380	$793,603,238	$(60,345,091)	$733,453,527
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities
Net income	$61,812,795	$53,968,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,153,994	64,053,637
Asset retirement obligation accretion	1,057,213	1,073,900
Amortization of deferred financing costs	3,670,096	3,699,235
Share-based compensation	3,833,697	6,374,743
Bad debt expense	187,594	41,865
(Gain) loss on disposal of assets	(89,693)	—
Deferred income tax expense (benefit)	18,212,075	(8,160,712)
Excess tax expense (benefit) related to share-based compensation	95,333	158,763
(Gain) loss on derivative contracts	(3,888,531)	26,483,190
Cash received (paid) for derivative settlements, net	(5,938,777)	(5,829,728)
Changes in operating assets and liabilities:
Accounts receivable	3,245,030	(5,671,516)
Inventory	1,508,955	3,701,882
Prepaid expenses and other assets	(202,046)	68,525
Accounts payable	(9,538,827)	3,500,913
Settlement of asset retirement obligation	(974,877)	(1,025,607)
Net Cash Provided by Operating Activities	147,144,031	142,437,252
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	—	(18,511,170)
Payments for the Founders Acquisition	—	(49,902,757)
Payments to purchase oil and natural gas properties	(787,343)	(1,605,262)
Payments to develop oil and natural gas properties	(117,559,401)	(112,996,032)
Payments to acquire or improve fixed assets subject to depreciation	(185,524)	(209,798)
Proceeds from sale of fixed assets subject to depreciation	10,605	332,230
Proceeds from divestiture of equipment for oil and natural gas properties	—	54,558
Proceeds from sale of Delaware properties	—	7,608,692
Proceeds from sale of New Mexico properties	(144,398)	4,312,502
Proceeds from sale of CBP vertical wells	5,500,000	—
Net Cash Used in Investing Activities	(113,166,061)	(170,917,037)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	108,000,000	179,000,000
Payments on revolving line of credit	(141,000,000)	(166,000,000)
Proceeds from issuance of common stock from warrant exercises	—	12,301,596
Payments for taxes withheld on vested restricted shares, net	(919,249)	(294,365)
Proceeds from notes payable	1,501,507	1,565,071
Payments on notes payable	(1,122,422)	(1,114,883)
Payment of deferred financing costs	(45,704)	—
Reduction of financing lease liabilities	(688,486)	(551,579)
Net Cash Used in Financing Activities	(34,274,354)	24,905,840
Net Increase (Decrease) in Cash	(296,384)	(3,573,945)
Cash at Beginning of Period	296,384	3,712,526
Cash at End of Period	$—	$138,581

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental Cash Flow Information
Cash paid for interest	$30,208,974	$27,804,707
Cash paid for income taxes	72,213	—

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$505,721	$261,786
Asset retirement obligation acquired	—	2,090,777
Asset retirement obligation revision of estimate	133,794	53,824
Asset retirement obligation sold	(3,219,651)	(4,717,507)
Operating lease assets obtained in exchange for new operating lease liability	—	1,713,677
Financing lease assets obtained in exchange for new financing lease liability	341,218	305,052
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	(4,034,975)	(1,394,081)

Supplemental Schedule for Founders Acquisition
Investing Activities - Cash Paid
Escrow deposit released at closing	$—	$7,500,000
Closing amount paid to Founders	—	42,502,799
Interest from escrow deposit	—	1,747
Direct transaction costs	—	1,361,843
Post-close adjustments	—	(1,463,632)
Payments for the Founders Acquisition	$—	$49,902,757
Investing Activities - Noncash
Assumption of suspense liability	$—	$677,116
Assumption of asset retirement obligation	—	2,090,777
Assumption of ad valorem tax liability	—	234,051
Deferred cash payment at fair value	—	14,657,383

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	—	15,000,000
Payment of post-close settlement	—	3,511,170
Payments for the Stronghold Acquisition	$—	$18,511,170
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Cash and cash equivalents - The Company had cash in excess of federally insured limits of $0 and $46,384 as of September 30, 2024 and December 31, 2023, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable - Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the nine months ended September 30, 2024, sales to three purchasers represented 61%, 14% and 13%, respectively, of total oil, natural gas, and natural gas liquids sales. As of September 30, 2024, receivables outstanding from these three purchasers represented 69%, 11% and 13%, respectively, of accounts receivable.
Production imbalances - The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of September 30, 2024 or December 31, 2023.
Joint interest billing receivables, net - The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for bad debt expense associated with its joint interest billing receivables during the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Bad debt expense	$8,817	$19,656	$187,594	$41,865
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Joint interest billing receivables	$1,552,281	$2,480,843
Allowance for credit losses	(208,480)	(58,569)
Joint interest billing receivables, net	$1,343,801	$2,422,274
The increase of $149,911 in the allowance for credit losses during the nine months ended September 30, 2024 was primarily due to property sales and owner settlements.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, the Company had no such investments.
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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Depletion	$25,302,058	$21,711,123	$73,056,856	$63,203,473
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.68	$13.48	$13.57	$13.09
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
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and nine months ended September 30, 2024 and 2023.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Depreciation	$102,043	$80,690	$306,752	$277,420
Notes Payable – At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O (directors and officers) insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. In November 2023, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a total face value after down payments of $72,442. The annual percentage rate (APR) for both notes was 7.08%. At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. The APR for this note is 7.98%. As of September 30, 2024 and December 31, 2023, the notes payable balances included in current liabilities on the Condensed Balance Sheet were $912,819 and $533,734, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average notes payable balance	$1,181,511	$1,228,923	$616,090	$651,564
Weighted average interest rate on weighted average notes payable	8.16%	7.25%	8.76%	7.21%
The following table shows interest paid related to notes payable for the three and nine months ended September 30, 2024 and 2023. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest paid for notes payable	$24,115	$22,286	$40,481	$35,211
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operation loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of September 30, 2024 and December 31, 2023, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
The Company recorded the following federal and state income tax benefits (provisions) for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Deferred federal income tax benefit (provision)	$(9,637,849)	$3,381,104	$(17,617,436)	$8,492,595
Current state income tax benefit (provision)	(74,899)	(165,780)	(329,917)	(264,261)
Deferred state income tax benefit (provision)	(375,206)	196,012	(689,972)	(490,646)
Benefit from (Provision for) Income Taxes	$(10,087,954)	$3,411,336	$(18,637,325)	$7,737,688

Effective tax rate (1)	22.94%	31.15%	23.17%	16.74%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes. The effective tax rate for the three and nine months ended September 30, 2024 was higher than the federal statutory corporate tax rate primarily due to nondeductible expenses and state income taxes. For the three and nine months ended September 30, 2023, the Company's overall effective tax rates were primarily impacted by the release of valuation allowance on its federal net deferred tax asset. A tax benefit of $10.5 million was recorded as a discrete item in the nine months ended September 30, 2023.
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

Share-Based Compensation - The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Share-based compensation	$32,087	$2,170,735	$3,833,697	$6,374,743

Recently Adopted Accounting Pronouncements – In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08"). This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update became effective for public business entities beginning after December 15, 2022. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements, as its revenue is recognized when control transfers to the purchaser at the point of delivery, and no contract liabilities or assets are recognized in accordance with Accounting Standards Codification ("ASC") 606.
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
Recent Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR ("London Inter-Bank Offered Rate") or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Beginning August 31, 2022, under the Company's Second Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR ("Standard Overnight Financing Rate") reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.
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
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$90,416,363	$90,392,004	$282,000,446	$252,020,403
Natural gas	(3,859,603)	562,374	(7,650,645)	526,161
Natural gas liquids	2,687,623	2,727,420	8,537,067	8,566,719
Total oil, natural gas, and natural gas liquids revenues	$89,244,383	$93,681,798	$282,886,868	$261,113,283

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
Future lease payments associated with these operating and financing leases as of September 30, 2024 are as follows:

	2024	2025	2026	2027	2028	Other Future Years
Operating lease payments (1)	$177,466	$727,460	$636,649	$460,497	$250,606	$149,628
Financing lease payments (2)	255,854	821,792	367,872	23,914	—	—

(1)The weighted average annual discount rate as of September 30, 2024 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $195,057. The weighted average remaining term of operating leases was 3.66 years.

(2)The weighted average annual discount rate as of September 30, 2024 for financing leases was 7.15%. Based on this rate, the future lease payments above include imputed interest of $92,880. The weighted average remaining term of financing leases was 1.75 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	September 30, 2024	December 31, 2023
Operating lease liability, current portion	$633,132	$568,176
Operating lease liability, non-current portion	1,574,117	2,054,041
Operating lease liability, total	$2,207,249	$2,622,217
Total undiscounted future cash flows (sum of future operating lease payments)	2,402,306	2,900,050
Imputed interest	195,057	277,833
Undiscounted future cash flows less imputed interest	$2,207,249	$2,622,217

Financing lease liability, current portion	$879,598	$956,254
Financing lease liability, non-current portion	496,954	906,330
Financing lease liability, total	$1,376,552	$1,862,584
Total undiscounted future cash flows (sum of future financing lease payments)	1,469,432	2,006,453
Imputed interest	92,880	143,869
Undiscounted future cash flows less imputed interest	$1,376,552	$1,862,584
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease costs	$175,091	$138,220	$525,272	$366,711
Short-term lease costs (1)	1,225,729	1,012,525	3,311,077	4,042,160
Financing lease costs:
Amortization of financing lease assets (2)	258,022	197,221	790,386	572,744
Interest on financing lease liabilities (3)	27,224	23,416	89,963	73,115

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$33,878,424	$(7,539,222)	$61,812,795	$53,968,162
Basic Weighted-Average Shares Outstanding	198,177,046	195,361,476	197,850,538	188,865,752
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	1,905,628	—	1,628,164	1,310,409
Performance stock units	597,939	—	619,555	361,406
Common warrants	43,250	—	41,221	4,045,648
Diluted Weighted-Average Shares Outstanding	200,723,863	195,361,476	200,139,478	194,583,215
Basic Earnings (Loss) per Share	$0.17	$(0.04)	$0.31	$0.29
Diluted Earnings (Loss) per Share	$0.17	$(0.04)	$0.31	$0.28

The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Antidilutive securities:
Stock options to purchase common stock	65,500	265,500	66,850	265,500
Unvested restricted stock units	51,622	3,866,023	56,530	61,212
Unvested performance stock units	516,450	2,882,594	1,198,361	1,396,446

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

CBP Vertical Well Sale

On September 30, 2024, the Company completed the sale of certain oil and gas properties, including vertical wells and associated facilities, within Andrews County, Texas and Gaines County, Texas to an unaffiliated party for $5.5 million. As part of the sale, the buyer assumed an asset retirement obligation balance of approximately $2.7 million.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	September 30, 2024	December 31, 2023
Commodity derivative instruments, marked to market:

Derivative assets, current	$8,605,087	$7,768,697
Discounted deferred premiums	(229,103)	(1,553,323)
Derivatives assets, current, net of premiums	$8,375,984	$6,215,374

Derivative assets, noncurrent	$8,735,674	$11,634,714

Derivative liabilities, current	$3,929,188	$7,520,336

Derivative liabilities, noncurrent	$4,535,777	$11,510,368
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Oil derivatives:
Realized gain (loss) on oil derivatives	$(3,109,660)	$(5,825,427)	$(9,921,757)	$(7,323,030)
Unrealized gain (loss) on oil derivatives	27,238,245	(34,077,473)	12,552,517	(21,425,316)
Gain (loss) on oil derivatives	$24,128,585	$(39,902,900)	$2,630,760	$(28,748,346)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	1,226,895	474,629	$3,982,980	$1,493,302
Unrealized gain (loss) on natural gas derivatives	(623,855)	205,516	(2,725,209)	771,854
Gain (loss) on natural gas derivatives	$603,040	$680,145	$1,257,771	$2,265,156

Gain (loss) on derivative contracts	$24,731,625	$(39,222,755)	$3,888,531	$(26,483,190)
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(3,109,660)	$(5,825,427)	$(9,921,757)	$(7,323,030)
Cash received (paid) for natural gas derivatives	1,226,895	474,629	3,982,980	1,493,302
Cash received (paid) for derivative settlements, net	$(1,882,765)	$(5,350,798)	$(5,938,777)	$(5,829,728)
The following tables reflect the details of current derivative contracts as of September 30, 2024 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

Swaps:
Hedged volume (Bbl)	368,000	71,897	52,063	265,517	64,555	449,350	432,701	—
Weighted average swap price	$68.43	$72.03	$72.03	$72.94	$72.03	$70.38	$69.53	$—

Deferred premium puts:
Hedged volume (Bbl)	88,405	—	—	—	—	—	—	—
Weighted average strike price	$75.00	$—	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$2.61	$—	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	128,800	474,750	464,100	225,400	404,800	—	—	379,685
Weighted average put price	$60.00	$57.06	$60.00	$65.00	$60.00	$—	$—	$60.00
Weighted average call price	$73.24	$75.82	$69.85	$78.91	$75.68	$—	$—	$72.50

	Gas Hedges (Henry Hub)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

NYMEX Swaps:
Hedged volume (MMBtu)	431,800	616,199	594,400	289,550	—	—	532,500	—
Weighted average swap price	$4.44	$3.78	$3.43	$3.72	$—	$—	$3.38	$—

Two-way collars:
Hedged volume (MMBtu)	18,300	33,401	27,300	308,200	598,000	553,500	—	515,728
Weighted average put price	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50	$—	$3.00
Weighted average call price	$4.15	$4.39	$4.15	$4.75	$4.15	$5.03	$—	$3.93

	Oil Hedges (basis differential)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	270,000	273,000	276,000	276,000	—	—	—
Weighted average spread price (1)	$1.15	$1.00	$1.00	$1.00	$1.00	$—	$—	$—

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023

Commodity Derivatives - Assets	$—	$17,850,088	$—	$17,850,088
Commodity Derivatives - Liabilities	$—	$(19,030,704)	$—	$(19,030,704)

Total	$—	$(1,180,616)	$—	$(1,180,616)

As of September 30, 2024

Commodity Derivatives - Assets	$—	$17,111,658	$—	$17,111,658
Commodity Derivatives - Liabilities	$—	$(8,464,965)	$—	$(8,464,965)

Total	$—	$8,646,693	$—	$8,646,693
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
As of September 30, 2024, $392 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Second Credit Agreement.
Under the Second Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of September 30, 2024, the Company's unused line of credit was $208.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $392 million and standby letters of credit of $35,000 ($10,000 with state and federal agencies and $25,000 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the nine months ended September 30, 2024 is as follows:

Balance, December 31, 2023	$28,248,084
Liabilities incurred	505,721
Liabilities sold	(3,219,651)
Liabilities settled	(492,167)
Revision of estimate (1)	133,794
Accretion expense	1,057,213
Balance, September 30, 2024	$26,232,994

(1) The revisions recorded during the nine months ended September 30, 2024 were related to shorter estimated useful lives, with regards to planned dates to plug and abandon such assets.
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	September 30, 2024	December 31, 2023
Asset retirement obligations, current	$836,421	$165,642
Asset retirement obligations, non-current	25,396,573	28,082,442
Asset retirement obligations	$26,232,994	$28,248,084
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2023, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the nine months ended September 30, 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of September 30, 2024, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2022	19,107,793	$0.80
Exercised	(4,517,427)	0.80	$3,613,941
Exercisable, March 31, 2023	14,590,366	$0.80
Exercised (1)	(14,512,166)	0.62	$8,997,543
Exercisable, June 30, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2023	78,200	$0.80

Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	0.80	$—
Exercisable, March 31, 2024	78,200	$0.80
Exercised	—	0.80	$—
Exercisable, June 30, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2024	78,200	$0.80
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
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Share-based compensation expense for share-based awards during the three and nine months ended September 30, 2024 and 2023 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Share-based compensation	$32,087	$2,170,735	$3,833,697	$6,374,743

In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. There were 541,755 shares eligible for grant, either as stock options or as restricted stock, as of September 30, 2024.
In 2021, the Board and Company shareholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. There were 5,107,795 shares available for grant as of September 30, 2024 under the 2021 Plan.

Stock Options
A summary of the status of the stock options as of September 30, 2024 and 2023 and changes during the respective nine month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2022	265,500	$4.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2023	265,500	$4.21	1.39 years	$—
Exercisable, March 31, 2023	265,500	$4.21	1.39 years
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2023	265,500	$4.21	1.14 years	$—
Exercisable, June 30, 2023	265,500	$4.21	1.14 years
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, September 30, 2023	265,500	$4.21	0.89 years	$—
Exercisable, September 30, 2023	265,500	$4.21	0.89 years

Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2024	65,500	$10.70	2.06 years	$—
Exercisable, June 30, 2024	65,500	$10.70	2.06 years
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Exercised	—	$—
Outstanding, September 30, 2024	65,500	$10.70	1.81 years	$—
Exercisable, September 30, 2024	65,500	$10.70	1.81 years
The intrinsic values were calculated using the closing price on September 30, 2024 of $1.60 and the closing price on September 30, 2023 of $1.95. As of September 30, 2024, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock unit activity as of September 30, 2024 and 2023, respectively, and changes during the respective nine month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	2,623,790	$2.29
Granted	2,270,842	2.22
Forfeited or rescinded	(11,712)	2.22
Vested	(659,479)	2.80
Outstanding, March 31, 2023	4,223,441	$2.17
Granted	—	—
Forfeited or rescinded	(49,465)	2.22
Vested	(288,709)	2.85
Outstanding, June 30, 2023	3,885,267	$2.12
Granted	—	—
Forfeited or rescinded	(4,997)	2.22
Vested	(39,443)	2.87
Outstanding, September 30, 2023	3,840,827	$2.12

Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77
Granted	60,000	2.04
Forfeited or rescinded	(66,101)	1.43
Vested	(303,797)	2.74
Outstanding, June 30, 2024	4,117,384	$1.70
Granted	76,600	1.97
Forfeited or rescinded	(399,552)	1.67
Vested	(57,338)	2.38
Outstanding, September 30, 2024	3,737,094	$1.70
As of September 30, 2024, the Company had $2,925,708 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 1.87 years. Grant activity for the nine months ended September 30, 2024 was primarily restricted stock units for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of September 30, 2024 and 2023, respectively, along with changes during the respective nine month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	1,720,432	$3.76
Granted	1,162,162	2.71
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2023	2,882,594	$3.34
Granted	—	$—
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2023	2,882,594	$3.34
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2023	2,882,594	$3.34

Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11
Granted	1,378,378	$2.27
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2024	3,400,756	$2.77
Granted	—	—
Forfeited or rescinded	(863,702)	2.75
Vested	—	—
Outstanding, September 30, 2024	2,537,054	$2.77
As of September 30, 2024, the Company had $4,353,631 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.67 years.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company for $250,000 to the State of Texas, $10,000 to a federal agency, and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company, reduced the $250,000 standby letter of credit to the State of Texas to $0, and retained the standby letter of credit to the federal agency at $10,000. As of September 30, 2024, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letter of credit to the federal agency is extended for a term of one year at a time. The Company intends to renew the standby letter of credit to the federal agency for as long as required. As the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will not need to be renewed. No amounts have been drawn under the standby letters of credit.

Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of September 30, 2024, the Company still had a surety bond in place of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2025 and they can be renewed at that time. As of September 30, 2024, the Company had $2,275,000 in total surety bonds.
NOTE 13 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of September 30, 2024, through the date these condensed financial statements were issued, November 6, 2024. The Company did not have any material subsequent events to report.

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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is well positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended September 30, 2024, the Company made net paydowns of $15 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $392 million.
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
In the third quarter of 2024, in the Northwest Shelf in Yoakum County, the Company drilled and completed two 1-mile horizontal wells, each with a working interest of 100%, and one 1.5-mile horizontal well with a working interest of approximately 94.2%. Meanwhile, in the Central Basin Platform, the Company drilled and completed six vertical wells, all with a working interest of 100%, three in Ector County and three in Crane County. Finally, in the Central Basin Platform in Andrews County, the Company drilled four 1-mile horizontal wells, all with a working interest of 100%. Two of these wells were completed. The remaining two wells will be completed in the fourth quarter of 2024.
The table below sets forth our drilling and completion activities for the nine months ended September 30, 2024.

Quarter	Area	Wells Drilled	Wells Completed	Drilled Uncompleted ("DUC")

1Q 2024	Northwest Shelf (Horizontal)	2	2	—
	Central Basin Platform (Horizontal)	3	3	—
	Central Basin Platform (Vertical)	6	6	—
	Total (1)	11	11	—

2Q 2024	Northwest Shelf (Horizontal)	—	—	—
	Central Basin Platform (Horizontal)	5	5	—
	Central Basin Platform (Vertical)	6	6	—
	Total	11	11	—

3Q 2024	Northwest Shelf (Horizontal)	3	3	—
	Central Basin Platform (Horizontal)	4	2	2
	Central Basin Platform (Vertical)	6	6	—
	Total	13	11	2
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

Natural Gas Takeaway Capacity

The Permian Basin has been experiencing a shortage of pipeline transportation in order to sell natural gas produced in the Basin, resulting in negative natural gas prices, whereby the seller is actually paying the purchaser to take the gas. We have experienced negative realized gas prices at times and conditions are continuing. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.

Inflation

Since 2022 inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment and services used in our operation. While 2024 costs have risen compared to prior years, overall industry activity has been muted and therefore service costs have remained flat or slightly decreased. In addition, the attempts to reduce inflation by the U.S. Federal Reserve have resulted in increased interest rates on debt. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net sales:
Oil	$90,416,363	$90,392,004	$24,359	—%
Natural gas	(3,859,603)	562,374	(4,421,977)	(786)%
Natural gas liquids	2,687,623	2,727,420	(39,797)	(1)%
Total sales	$89,244,383	$93,681,798	$(4,437,415)	(5)%

Net production:
Oil (Bbls)	1,214,788	1,106,531	108,257	10%
Natural gas (Mcf)	1,705,027	1,567,104	137,923	9%
Natural gas liquids (Bbls)	350,975	243,142	107,833	44%
Total production (Boe)(1)	1,849,934	1,610,857	239,077	15%

Average sales price:
Oil (per Bbl)	$74.43	$81.69	$(7.26)	(9)%
Natural gas (per Mcf)	(2.26)	0.36	(2.62)	(728)%
Natural gas liquids (Bbl)	7.66	11.22	(3.56)	(32)%
Total per Boe	$48.24	$58.16	$(9.92)	(17)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $0.02 million from $90.4 million to $90.4 million due to a increase in sales volume from 1,106,531 barrels of oil to 1,214,788 barrels of oil, partially offset by a decrease in the average realized price per barrel from $81.69 to $74.43. Of the increase in volume of 108,257 barrels of oil, 94,512 barrels were from wells acquired and new wells drilled in the acreage acquired in the Founders Acquisition (which closed in August of 2023), as well as drilling activity in other areas, offset by natural declines from our legacy assets. The decreased average realized price per barrel was primarily a result of weaker market conditions.
Natural gas sales. Natural gas sales decreased approximately $4.4 million from $0.6 million to a negative $3.9 million. While our natural gas sales volume marginally increased from 1,567,104 Mcf to 1,705,027 Mcf, the average realized price per Mcf decreased from $0.36 to $(2.26). Of the increase in volume of 137,923 Mcf, an increase of 95,557 Mcf was from the Founders Acquisition and 42,366 Mcf was attributable to legacy assets. The price decrease was driven by a significant reduction in realized revenue pricing due to low demand as a result of current pipeline capacity constraints. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended September 30, 2024, gross revenues were $(0.50) per Mcf and fees were $(1.76) per Mcf, compared to gross revenues of $2.16 per Mcf and fees of $(1.80) per Mcf for the three months ended September 30, 2023. This resulted in a net realized price of $(2.26) per Mcf for the three months ended September 30, 2024 compared to $0.36 per Mcf for the three months ended September 30, 2023.
Natural gas liquids sales. NGL sales decreased approximately $0.04 million from $2.7 million to $2.7 million. NGL sales volumes for the three months ended September 30, 2024 were 350,975 barrels of NGLs compared to 243,142 barrels of NGLs for the comparable period in 2023. Of the increase in volume of 107,833 barrels, 28,066 barrels were attributable to wells acquired and new wells drilled in the acreage acquired in the Founders Acquisition, with the remaining 79,767 barrels attributable to our legacy assets due to increased NGL yields. The average realized price per barrel of NGLs was $7.66 for the three months ended September 30, 2024 compared to $11.22 for the three months ended September 30, 2023, due to weaker market conditions.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change
Net sales:
Oil	$282,000,446	$252,020,403	$29,980,043	12%
Natural gas	(7,650,645)	526,161	(8,176,806)	NM (2)
Natural gas liquids	8,537,067	8,566,719	(29,652)	0%
Total sales	$282,886,868	$261,113,283	$21,773,585	8%

Net production:
Oil (Bbls)	3,673,356	3,325,323	348,033	10%
Natural gas (Mcf)	4,739,881	4,726,056	13,825	—%
Natural gas liquids (Bbls)	919,225	715,832	203,393	28%
Total production (Boe)(1)	5,382,561	4,828,831	553,730	11%

Average sales price:
Oil (per Bbl)	$76.77	$75.79	$0.98	1%
Natural gas (per Mcf)	(1.61)	0.11	(1.72)	NM (2)
Natural gas liquids (Bbl)	9.29	11.97	(2.68)	(22)%
Total per Boe	$52.56	$54.07	$(1.51)	(3)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
(2) Not meaningful.
Oil sales. Oil sales increased approximately $30.0 million from $252.0 million to $282.0 million due to an increase in sales volume from 3,325,323 barrels of oil to 3,673,356 barrels of oil, further supported by a increase in the average realized price per barrel from $75.79 to $76.77. Of the increase in volume of 348,033 barrels, 431,512 barrels were from wells acquired and new wells drilled in the acreage acquired in the Founders Acquisition, as well as drilling activity in other areas, offset by natural declines from our legacy assets and sale of non-core assets. The increased average realized price per barrel was primarily the result of stronger market conditions.
Natural gas sales. Natural gas sales decreased approximately $8.2 million from $0.5 million to a negative $7.7 million. While the natural gas sales volume increased from 4,726,056 Mcf to 4,739,881 Mcf, the average realized price per Mcf decreased from $0.11 to $(1.61). Of the increase in volume of 13,825 Mcf, 341,102 Mcf was from wells acquired and new wells drilled in the acreage acquired in the Founders Acquisition, and the offsetting decrease of (327,277) Mcf was attributable to natural declines in our legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the nine months ended September 30, 2024, gross revenues were $0.09 per Mcf and fees were $(1.70) per Mcf, compared to gross revenues of $1.73 per Mcf and fees of $(1.62) per Mcf for the nine months ended September 30, 2023. This resulted in a net realized price of $(1.61) for the nine months ended September 30, 2024 compared to $0.11 per Mcf for the nine months ended September 30, 2023.
Natural gas liquids sales. NGL sales slightly decreased by $0.03 million from $8.6 million to $8.5 million. NGL sales volumes for the nine months ended September 30, 2024 were 919,225 barrels of NGLs compared to 715,832 barrels of NGLs for the comparable period in 2023. Of the increase in volume of 203,393 barrels, 95,515 barrels were attributable to the wells acquired and new wells drilled in the acreage acquired in the Founders Acquisition, and 107,878 barrels were from our legacy assets. The average realized price per barrel of NGLs was $9.29 for the nine months ended September 30, 2024 compared to $11.97 for the nine months ended September 30, 2023, attributable to weaker market conditions.

Production Costs for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Lease operating expenses ("LOE")	$20,315,282	$18,015,348	$2,299,934	13%
Average LOE per Boe	$10.98	$11.18	$(0.20)	(2)%

Gathering, transportation and processing costs ("GTP")	$102,420	$(4,530)	$106,950	NM (1)
Average GTP per Boe	$0.06	$0.00	$0.06	100%

Ad valorem taxes	$2,164,562	$1,779,163	$385,399	22%
Average Ad valorem taxes per Boe	$1.17	$1.10	$0.07	6%

Oil and natural gas production taxes	$4,203,851	$4,753,289	$(549,438)	(12)%
Average Production taxes per Boe	$2.27	$2.95	$(0.68)	(23)%
Production taxes as a percentage of total sales	4.71%	5.07%	(0.36)%	(7)%
(1) Not meaningful.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $18.0 million to $20.3 million and decreased on a per Boe basis from $11.18 to $10.98. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to a 15% increase in production of 239,077 Boe as a result of the new wells acquired in the Founders Acquisition as well as new wells drilled and completed from our development program. Specific cost categories with significant increases included electricity and chemical.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) increased from negative $4,530 to $102,420 and increased on a per Boe basis from $0.00 to $0.06. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, GTP costs increased on the period shown due to one remaining contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes increased from $1.8 million to $2.2 million and increased on a per Boe basis from $1.10 to $1.17. Of the $0.4 million increase in ad valorem taxes, $0.4 million was for Yoakum County properties, and $0.2 million for Ector County properties, offset by a reduction in $0.3 million related to Crane County tax estimates.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 5.07% for the three months ended September 30, 2023 and decreased to 4.71% for the three months ended September 30, 2024. The change in average tax percentage is due to the divestiture of the New Mexico assets in the third quarter of 2023, which had higher tax rates on both oil and gas than the remaining Texas assets.

Production Costs for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Lease operating expenses ("LOE")	$57,984,733	$51,426,145	$6,558,588	13%
Average LOE per Boe	$10.77	$10.65	$0.12	1%

Gathering, transportation and processing costs ("GTP")	$376,103	$(6,985)	$383,088	NM (1)
Average GTP per Boe	$0.07	$0.00	$0.07	100%

Ad valorem taxes	$5,647,469	$5,120,119	$527,350	10%
Average Ad valorem taxes per Boe	$1.05	$1.06	$(0.01)	(1)%

Oil and natural gas production taxes	$12,259,418	$13,173,568	$(914,150)	(7)%
Average Production taxes per Boe	$2.28	$2.73	$(0.45)	(16)%
Production taxes as a percentage of total sales	4.33%	5.05%	(0.72)%	(14)%
(1) Not meaningful.
Lease operating expenses. Our total LOE increased from $51.4 million to $58.0 million and LOE per Boe increased from $10.65 to $10.77. Total LOE increased primarily due to an 11% increase in production of 553,730 Boe as a result of the new wells acquired in the Founders Acquisition as well as new wells drilled and completed from our development program. Specific cost categories with significant increases included chemical, electricity, salaries, and other employee expenses.
Gathering, transportation and processing costs. Our total GTP increased from negative $6,985 to $376,103 and increased on a per Boe basis from $0.00 to $0.07. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, GTP costs increased on the period shown due to one remaining contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes increased from $5.1 million to $5.6 million and decreased on a per Boe basis from $1.06 to $1.05. Of the approximate $0.5 million increase in ad valorem taxes, $0.9 million was from the addition of Ector County properties acquired in the Founders Acquisition, offset by a net reduction in estimates for other jurisdictions of $0.4 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 5.05% for the nine months ended September 30, 2023 and decreased to 4.33% for the nine months ended September 30, 2024. The overall average percentage of production taxes to oil and gas sales in 2024 is 4.7% which is in line with historical rates. However, in May 2024, an accrual of $(0.9) million was made for estimated severance tax refunds expected, which lowered the average for the nine months ended September 30, 2024.

Other Costs and Operating Expenses for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$25,302,058	$21,711,123	$3,590,935	17%
Depreciation	102,043	80,690	21,353	26%
Amortization of financing lease assets	258,022	197,221	60,801	31%
Total depreciation, depletion and amortization	$25,662,123	$21,989,034	$3,673,089	17%

Depletion per Boe	$13.68	$13.48	$0.20	1%
Depreciation, depletion and amortization per Boe	$13.87	$13.65	$0.22	2%

Asset retirement obligation ("ARO") accretion	$354,195	$354,175	$20	0%

Operating lease expense	$175,091	$138,220	$36,871	27%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$6,389,480	$4,912,839	$1,476,641	30%
Share-based compensation	32,087	2,170,735	(2,138,648)	(99)%
Total general and administrative expense	$6,421,567	$7,083,574	$(662,007)	(9)%

G&A per Boe	$3.47	$4.40	$(0.93)	(21)%
G&A excluding Share-based compensation, per Boe	$3.45	$3.05	$0.40	13%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $22.0 million to $25.7 million due to a higher depletion rate as well as an increase of 239,077 in Boe produced. Additional trucks were leased for field operations, resulting in higher finance lease amortization costs. Our average depreciation, depletion and amortization per Boe increased from $13.65 per Boe to $13.87 per Boe, due to the higher percentage reduction in the Boe amortization base compared to the reduction in the total estimated costs of property.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased slightly from $354,175 to $354,195 due to additional ARO accretion associated with properties acquired in the Founders Acquisition as well as new drilled and completed wells, offset by wells plugged and abandoned and sold.
Operating lease expense. Our operating lease expense increased from $138,220 to $175,091 due to additional office space leased in The Woodlands office expansion beginning in October 2023.
General and administrative expense. General and administrative ("G&A") expense decreased from $7.1 million to $6.4 million. Of the $0.7 million cost decrease, there was a decrease of $2.1 million in share-based compensation costs, offset by $0.7 million of an increase in salaries and wages, $0.5 million in bonus compensation, $0.2 million in transaction costs, and $0.1 million in other professional fees.

Other Costs and Operating Expenses for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$73,056,856	$63,203,473	$9,853,383	16%
Depreciation	306,752	277,420	29,332	11%
Amortization of financing lease assets	790,386	572,744	217,642	38%
Total depreciation, depletion and amortization	$74,153,994	$64,053,637	$10,100,357	16%

Depletion per Boe	$13.57	$13.09	$0.48	4%
Depreciation, depletion and amortization per Boe	$13.78	$13.26	$0.52	4%

Asset retirement obligation ("ARO") accretion	$1,057,213	$1,073,900	$(16,687)	(2)%

Operating lease expense	$525,272	$366,711	$158,561	43%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$17,770,626	$14,649,213	$3,121,413	21%
Share-based compensation	3,833,697	6,374,743	(2,541,046)	(40)%
Total general and administrative expense	$21,604,323	$21,023,956	$580,367	3%

G&A per Boe	$4.01	$4.35	$(0.34)	(8)%
G&A excluding Share-based compensation, per Boe	$3.30	$3.03	$0.27	9%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $64.1 million to $74.2 million due to a higher depletion rate as well as an increase of 553,730 in Boe produced. Our average depreciation, depletion and amortization per Boe increased from $13.26 per Boe to $13.78 per Boe, due to the increase in the total estimated costs of property, as well as the reduction in the Boe amortization base.
Asset retirement obligation accretion. Our ARO accretion decreased from $1,073,900 to $1,057,213 primarily as a result of wells plugged and abandoned and sold, offset by the additional ARO accretion associated with the properties acquired in the Founders Acquisition.
Operating lease expense. Our operating lease expense increased from $366,711 to $525,272 due to the additional office space leased in The Woodlands office.
General and administrative expense. G&A expense increased from $21.0 million to $21.6 million, with the $0.6 million cost increase due to an increase of $1.6 million in salaries and wages, $0.6 million for an employee retention tax credit that was received in 2023, $0.4 million in bonus compensation, $0.3 million in other professional fees, and $0.3 million in legal fees. This was offset by a decrease of $2.5 million in share-based compensation costs and $0.3 million in lower transaction costs.

Other Income (Expense) for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Interest income	$143,704	$80,426	$63,278	79%

Interest expense:
Interest on revolving line of credit	$9,209,180	$9,711,871	$(502,691)	(5)%
Fees associated with revolving line of credit	266,291	239,218	27,073	11%
Amortization of deferred financing costs	1,226,881	1,258,466	(31,585)	(3)%
Interest on financing lease liabilities	27,224	23,416	3,808	16%
Interest paid for notes payable	24,115	22,286	1,829	8%
Deferred cash payment accretion	—	126,497	(126,497)	(100)%
Other interest	552	—	552	100%
Total interest expense	$10,754,243	$11,381,754	$(627,511)	(6)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(3,109,660)	$(5,825,427)	$2,715,767	(47)%
Natural gas	1,226,895	474,629	752,266	158%
Total realized gain (loss)	$(1,882,765)	$(5,350,798)	$3,468,033	(65)%
Unrealized gain (loss):
Crude oil	$27,238,245	$(34,077,473)	$61,315,718	(180)%
Natural gas	(623,855)	205,516	(829,371)	(404)%
Total unrealized gain (loss)	$26,614,390	$(33,871,957)	$60,486,347	(179)%
Total gain (loss) on derivative contracts:	$24,731,625	$(39,222,755)	$63,954,380	(163)%

Gain (loss) on disposal of assets	$—	$—	$—	—%
Other income	$—	$—	$—	—%
Interest income. During the three months ended September 30, 2024, interest income of $143,704 was earned from excess cash balances in bank sweep accounts. During the three months ended September 30, 2023, interest income of $78,679 was earned from depositing excess cash balances in bank sweep accounts and $1,747 was from interest on an escrow account.
Interest expense. Interest expense decreased from $11.4 million to $10.8 million primarily due to lower amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $406.5 million during the third quarter of 2024 compared to approximately $422.6 million during the third quarter of 2023. Offsetting this change was an increase in interest rates, with a weighted average annual interest rate of 9.3% in the third quarter of 2024 compared to 9.2% in the third quarter of 2023.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $24.7 million for the three months ended September 30, 2024 compared to a loss on derivative contracts of $39.2 million for the three months ended September 30, 2023. For the derivative contract settlements, we recorded a realized loss of $1.9 million for the three months ended September 30, 2024 and a realized loss of $5.4 million for the three months ended September 30, 2023. The reduction of $3.5 million in the realized loss was a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $26.6 million for the three months ended September 30, 2024 and an unrealized loss of $33.9 million for the three months ended September 30, 2023. The change in position was primarily due to the changes in crude oil futures prices.

Other Income (Expense) for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Interest income	$367,181	$160,171	$207,010	129%

Interest expense:
Interest on revolving line of credit	$28,497,006	$27,478,591	$1,018,415	4%
Fees associated with revolving line of credit	751,216	717,468	33,748	5%
Amortization of deferred financing costs	3,670,096	3,699,235	(29,139)	(1)%
Interest on financing lease liabilities	89,963	73,115	16,848	23%
Interest paid for notes payable	40,481	35,211	5,270	15%
Deferred cash payment accretion	—	319,220	(319,220)	(100)%
Other interest	150,552	—	150,552	100%
Total interest expense	$33,199,314	$32,322,840	$876,474	3%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(9,921,757)	$(7,323,030)	$(2,598,727)	35%
Natural gas	3,982,980	1,493,302	2,489,678	167%
Total realized gain (loss)	$(5,938,777)	$(5,829,728)	$(109,049)	2%
Unrealized gain (loss):
Crude oil	$12,552,517	$(21,425,316)	$33,977,833	(159)%
Natural gas	(2,725,209)	771,854	(3,497,063)	(453)%
Total unrealized gain (loss)	$9,827,308	$(20,653,462)	$30,480,770	(148)%
Total gain (loss) on derivative contracts:	$3,888,531	$(26,483,190)	$30,371,721	(115)%

Gain (loss) on disposal of assets	$89,693	$(132,109)	$221,802	(168)%
Other income	$25,686	$126,210	$(100,524)	(80)%
Interest income. During the nine months ended September 30, 2024, interest income of $367,181 was earned from excess cash balances in bank sweep accounts. During the nine months ended September 30, 2023, interest income of $129,382 was depositing excess cash balances in bank sweep accounts beginning May 2023, $29,042 was earned from the employee retention tax credit, and $1,747 was from interest on an escrow account.
Interest expense. Interest expense increased from $32.3 million to $33.2 million primarily due to the result of higher interest rates, with a weighted average annual interest rate of 9.3% during the nine months ended September 30, 2024 compared to 8.7% during the nine months ended September 30, 2023. This change was offset by lower amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $418.5 million during the nine months ended September 30, 2024 compared to approximately $420.6 million during the nine months ended September 30, 2023.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $3.9 million for the nine months ended September 30, 2024 and a loss on derivative contracts of $26.5 million for the nine months ended September 30, 2023. For the derivative contract settlements, we recorded a realized loss of $5.9 million for the nine months ended September 30, 2024 and a realized loss of $5.8 million for the nine months ended September 30, 2023. The increase of $0.1 million in the realized loss was a result of slightly less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $9.8 million for the nine months ended September 30,

2024 and an unrealized loss of $20.7 million for the nine months ended September 30, 2023. This change in unrealized derivatives primarily was due to the changes in crude oil futures prices on derivative contracts in the Company's portfolio.
Gain (loss) on disposal of assets. During the nine months ended September 30, 2024 the Company recognized a gain of $89,693 on disposal from selling multiple Company owned vehicles. Also, during the nine months ended September 30, 2023, the Company recognized a loss of $132,109 on disposal from selling multiple Company owned vehicles.
Other income. During the nine months ended September 30, 2024, the Company recorded other income of $25,686 from an additional bank rebate related to the use of a vendor payment program. During the nine months ended September 30, 2023, the Company recorded $126,210 of other income, primarily from the termination of the Woodlands office operating lease as of May 31, 2023.

Benefit from (Provision for) Income Taxes for the Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(9,637,849)	$3,381,104	$(13,018,953)	(385)%
Current state income tax benefit (provision)	(74,899)	(165,780)	90,881	(55)%
Deferred state income tax benefit (provision)	(375,206)	196,012	(571,218)	(291)%
Benefit from (Provision for) Income Taxes	$(10,087,954)	$3,411,336	$(13,499,290)	(396)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a benefit of $3.4 million for the three months ended September 30, 2023 to a provision of $10.1 million for the three months ended September 30, 2024. The benefit from (provision for) income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2024, taking into account all applicable tax rates and laws.
Benefit from (Provision for) Income Taxes for the Nine Months Ended September 30, 2024 and 2023

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(17,617,436)	$8,492,595	$(26,110,031)	(307)%
Current state income tax benefit (provision)	(329,917)	(264,261)	(65,656)	25%
Deferred state income tax benefit (provision)	(689,972)	(490,646)	(199,326)	41%
Benefit from (Provision for) Income Taxes	$(18,637,325)	$7,737,688	$(26,375,013)	(341)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a benefit of $7.7 million for the nine months ended September 30, 2023 to a provision of $18.6 million for the nine months ended September 30, 2024. The benefit from (provision for) income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2024, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of September 30, 2024, we had cash on hand of $0.0 million, compared to $0.3 million as of December 31, 2023. We strive to keep our cash balance as low as possible to minimize our outstanding debt and associated interest. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the nine months ended September 30, 2024 of $147.1 million, compared to net cash provided by operating activities of $142.4 million for the same period in 2023, which was primarily due to higher year to date revenues, which resulted in more cash received from purchasers. We had net cash used in investing activities of $113.2 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $170.9 million for the same period in 2023, driven by the deferred cash payment made for the Stronghold Acquisition in the first quarter of 2023 as well as the payment for the Founders Acquisition in the third quarter of 2023, with no comparable payments made to date in 2024. Net cash used in financing activities was $34.3 million for the nine months ended September 30, 2024 during which time $33 million was the net paydown of principal on our Credit Facility.
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
Availability of Capital Resources under Credit Facility
As of September 30, 2024, $392 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of September 30, 2024 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

Swaps:
Hedged volume (Bbl)	368,000	71,897	52,063	265,517	64,555	449,350	432,701	—
Weighted average swap price	$68.43	$72.03	$72.03	$72.94	$72.03	$70.38	$69.53	$—

Deferred premium puts:
Hedged volume (Bbl)	88,405	—	—	—	—	—	—	—
Weighted average strike price	$75.00	$—	$—	$—	$—	$—	$—	$—
Weighted average deferred premium price	$2.61	$—	$—	$—	$—	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	128,800	474,750	464,100	225,400	404,800	—	—	379,685
Weighted average put price	$60.00	$57.06	$60.00	$65.00	$60.00	$—	$—	$60.00
Weighted average call price	$73.24	$75.82	$69.85	$78.91	$75.68	$—	$—	$72.50

	Gas Hedges (Henry Hub)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

NYMEX Swaps:
Hedged volume (MMBtu)	431,800	616,199	594,400	289,550	—	—	532,500	—
Weighted average swap price	$4.44	$3.78	$3.43	$3.72	$—	$—	$3.38	$—

Two-way collars:
Hedged volume (MMBtu)	18,300	33,401	27,300	308,200	598,000	553,500	—	515,728
Weighted average put price	$3.00	$3.00	$3.00	$3.00	$3.00	$3.50	$—	$3.00
Weighted average call price	$4.15	$4.39	$4.15	$4.75	$4.15	$5.03	$—	$3.93

	Oil Hedges (basis differential)
	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026

Argus basis swaps:
Hedged volume (Bbl)	244,000	270,000	273,000	276,000	276,000	—	—	—
Weighted average spread price (1)	$1.15	$1.00	$1.00	$1.00	$1.00	$—	$—	$—

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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2024, 100% of our derivative instruments are with lenders under our Credit Facility.
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
As of September 30, 2024, we had no off-balance sheet financing arrangements.
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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $32.5 million as of September 30, 2024). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the nine months ended September 30, 2024. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Nine Months Ended	As of
	September 30, 2024	September 30, 2024
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	61%	69%
Concord Energy LLC ("Concord")	14%	11%
LPC Crude III, LLC ("LPC Crude")	13%	13%
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
As of September 30, 2024, we had $392 million outstanding on our Credit Facility with a weighted average annual interest rate for the nine months ended September 30, 2024 of 9.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $3.9 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended September 30, 2024 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: November 6, 2024	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)