Form 10-K
period 2024-12-31
RING ENERGY, INC.
filed 2025-03-05
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the NYSE American of $1.69 per share, was $248,886,295.
As of March 5, 2025, the registrant had outstanding 199,955,529 shares of common stock ($0.001 par value).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•our dependence on the availability, use, and disposal of water in our drilling, completion, and production operations;
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
SWD well - Salt water disposal well.
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

PART I
Item 1:     Business
General
Ring Energy, Inc., a Nevada corporation (“Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, in the Permian Basin in Texas.
As of December 31, 2024, our leasehold acreage positions totaled 97,599 gross (80,919 net) acres and we held interests in 935 gross (763 net) producing wells. Proved reserves as of December 31, 2024 (based upon the report of our independent petroleum engineer of that date) were approximately 134.2 million Boe, of which we are the operator of approximately 99%. All of our properties are located in the Permian Basin and our proved reserves are oil-weighted, with approximately 60% consisting of oil, 19% consisting of natural gas, and 21% consisting of NGLs. Approximately 69% of the reserves are classified as PD and 31% are classified as PUD. Within the PD reserve category, 220 recompletion and re-activation opportunities are classified as PDNP and within the PUD reserve category, we have a total of 211 proved locations (27% horizontal and 73% vertical) based on the reserve report as of December 31, 2024. We believe our core leasehold in the Northwest Shelf and Central Basin Platform contain additional potential drilling locations.
2024 Highlights and Major Developments
•Achieved record full year production of 19,648 Boepd (68% oil), a year-over-year increase in total Boe of 9%
•Executed a phased drilling program in 2024 that included drilling 44.00 gross / 43.94 net operated wells consisting of 22.00 horizontal and 22.00 vertical wells (gross).
•Maintained our revolving credit facility borrowing base of $600 million
•Total proved reserves were 134.2 MMBoe at year-end 2024, which increased 4.4 MMBoe, or 3% from year-end 2023.
Lime Rock Purchase and Sale Agreement
On February 25, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. ("LRRA") and Lime Rock Resources IV-C, L.P. ("LRRC" and with LRRA, "Lime Rock"), as seller, entered into a purchase and sale agreement (the "Purchase Agreement"). The Purchase Agreement provides that the Company will acquire (the "Lime Rock Acquisition") interests in oil and gas leases and related property of Lime Rock located in the Central Basin Platform of Texas for a purchase price (the "Purchase Price") of approximately $90 million in cash with $80 million due at closing and $10 million due on the nine months anniversary of closing, and 7,388,799 shares of our common stock. The Purchase Price is subject to customary purchase price adjustments with an effective date of October 1, 2024. On February 26, 2025, in connection with the Purchase Agreement, the Company deposited $5.0 million in cash into a third party escrow account as a deposit pursuant to the Purchase Agreement, which will be credited against the Purchase Price upon the closing of the Lime Rock Acquisition.

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

Our Key Principles
Successfully achieving Ring’s mission requires a firm commitment to operating safely in a socially responsible and environmentally friendly manner. Key principles supporting Ring’s strategic vision are to:
•Ensure health, safety, and environmental excellence with a strong commitment to Ring’s employees and the communities in which we work and operate;
•Continue our focus on generating adjusted free cash flow to improve and build a sustainable financial foundation;
•Pursue rigorous capital discipline focused on Ring’s highest returning opportunities;
•Improve margins and drive value by targeting additional operating cost reductions and capital efficiencies; and
•Strengthen our balance sheet by paying down debt, divesting of non-core assets and becoming a peer leader in Debt/EBITDA metrics.
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
Pursue operational excellence with a sense of urgency - We seek to deliver low cost, consistent, timely, and efficient execution of our drilling campaigns, work programs, and operations. We execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, applying advanced technologies, and continuously seeking ways to reduce our operating cash costs on a per barrel basis.
Invest in high-margin, high rate-of-return projects - We prioritize our work programs and allocate capital to the highest return opportunities in our inventory on an ongoing basis. This objective is key to profitably growing our production and reserve levels and generating the excess cash from operations.
Focus on generating adjusted free cash flow and strengthening our balance sheet - We seek to continuously reduce long-term debt using excess cash from operations and potentially through the sale of non-core assets. Continuing to generate adjusted free cash flow through a disciplined capital allocation program and reducing our operating and corporate costs are key components of this objective. Our capital program is funded by operational cash flow and we seek to balance our production and reserve growth with paying down debt. We believe that remaining focused and disciplined in this regard will lead to meaningful returns for our shareholders and provide additional financial flexibility to manage potential future swings in business cycles. Our commodity hedges are designed to help ensure the necessary cash flow to adhere to these plans while retaining the flexibility to participate in prevailing commodity markets.
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
Primary Business Operations
We seek to rigorously manage our asset portfolio to optimize shareholder value over the long term. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Drilling and Completion, for details of our 2024 operations.
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
Competitive Business Conditions
We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas, and securing competent personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. In addition, those companies may be able to pay more for producing oil and natural gas properties and exploratory prospects, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate, and select suitable properties and to consummate transactions in this highly competitive environment.
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
We are not subject to third-party gathering systems with respect to our oil production. Some of our oil production is sold through third-party pipelines that have no regional competition and all other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.
Our oil is transported from the wellhead to tank batteries or delivery points through our flowlines or gathering systems. Purchasers of our oil take delivery (i) at a pipeline delivery point or (ii) at our tank batteries for transport by truck. Our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point through our gathering systems. We have implemented a Leak Detection and Repair program, or LDAR, to locate and repair leaking components including valves, pumps, and connectors, in order to minimize the emission of fugitive volatile organic compounds and hazardous air pollutants. Our produced saltwater is generally moved by pipeline connected to our operated saltwater disposal wells or by truck to commercial disposal facilities.
Major Customers
We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities.
For the year ended December 31, 2024, sales to three customers represented 88% of our oil, natural gas, and natural gas liquids revenues. As of December 31, 2024, accounts receivable from these three customers represented 86% of our total accounts receivable. Refer to the table below for the details of these percentages, respectively. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Year Ended	As of
	December 31, 2024	December 31, 2024
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our Oil, Natural Gas and NGL production
Customer:
Phillips 66 Company ("Phillips")	61%	64%
Concord Energy LLC ("Concord")	14%	11%
LPC Crude III, LLC ("LPC")	13%	11%
Total of top three customers	88%	86%
Delivery Commitments
As of December 31, 2024, we were not committed to providing a fixed quantity of oil or natural gas under any existing contracts.
Commodity Hedging
We have an active commodity hedging program through which we seek to hedge a meaningful portion of our expected oil and gas production, thereby reducing our exposure to downside commodity prices and enabling us to protect cash flows to meet our debt obligations under our credit facility and secondarily to maintain liquidity to fund our capital expenditure needs.
Governmental Regulations
Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements of governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability.
Regulation of Drilling and Production
The production of oil and natural gas is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Until recently, the trend in oil and natural gas regulation was to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company.
Currently, all of our operated properties are in Texas, which has regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdictions.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.
Regulation of Transportation of Oil
Sales of crude oil, natural gas, and NGLs are not currently regulated and are made at negotiated prices; however, Congress could reenact price controls in the future.
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
Regulation of Transportation and Sale of Natural Gas
Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those Acts by FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.
Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.
We cannot accurately predict whether FERC’s actions have achieved the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach established by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.
Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in Texas will not affect our operations in any way that is of material difference from those of our competitors.
Environmental Compliance and Risks
Our oil and natural gas exploration, development, and production operations are subject to numerous stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, among the more significant laws that may affect our business and the oil and natural gas industry generally are: the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”); the Oil Pollution Act of 1990 (“OPA”); the Resource Conservation and Recovery Act (“RCRA”); the Clean Air Act (“CAA”); Federal Water Pollution Control Act of 1972, or the Clean Water Act (“CWA”); and the Safe Drinking Water Act of 1974 (“SDWA”). These federal laws are administered by the United States Environmental Protection Agency (“EPA”). Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) require remedial measures to mitigate pollution from former or ongoing operations; and (iv) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. In addition, there is environmental regulation of oil and gas production by state and local governments in the jurisdictions where we operate. As described below, there are various regulations issued by the EPA and other governmental agencies pursuant to these federal statutes that govern our operations.
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
At the federal level, among the more significant laws and regulations that may affect our business and the oil and natural gas industry are:
Hazardous Substances and Wastes
CERCLA, also known as the Superfund Law, and analogous state laws impose liability on certain classes of persons, known as “potentially responsible parties,” for the disposal or release of a regulated hazardous substance into the environment. These potentially responsible parties include (1) the current owners and operators of a facility, (2) the past owners and operators of a facility at the time the disposal or release of a hazardous substance occurred, (3) parties that arranged for the offsite disposal or treatment of a hazardous substance, and (4) transporters of hazardous substances to off-site disposal or treatment facilities. While petroleum and NGLs are not designated as a “hazardous substance” under CERCLA, other chemicals used in or generated by our operations may be regulated as hazardous substances. Potentially responsible parties under CERCLA may be subject to strict, joint and several liability for the costs of investigating and cleaning up environmental contamination, for damages to natural resources, and for the costs of certain health studies. In addition to statutory liability under CERCLA, common law claims for personal injury or property damage can also be brought by neighboring landowners and other third parties related to contaminated sites.
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
Under CERCLA, RCRA and analogous state laws, we could be required to remove or remediate environmental impacts on properties we currently lease or formerly owned or leased (including hazardous substances or wastes disposed of or released by prior owners or operators), to clean up contaminated off-site disposal facilities where our wastes have come to be located or to implement remedial measures to prevent or mitigate future contamination. Compliance with these laws may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time.
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

In November 2021, the EPA issued a proposed rule under the CAA’s New Source Performance Standards, known as Subpart OOOOa, intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gave states until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provides until 2029 for existing sources to comply. As a result of these regulatory changes, the scope of any final air emissions regulations or the costs for complying with such regulations are uncertain. We may incur costs as necessary to remain in compliance with these regulations. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA allocated $1.55 billion to the Methane Emissions and Waste Reduction Incentive Program. The IRA also required the EPA to implement a waste emission charge ("WEC") on methane emitted from applicable oil and gas facilities that exceed certain thresholds. The WEC for 2024 was $900 per metric ton of methane and increases to $1,200 in 2025 and $1,500 in 2026. In November 2024, the EPA finalized a rule implementing the WEC that took effect in January 2025. The charge is designed to act as an incentive for operators to reduce emissions by minimizing leaks and replacing equipment rather than paying for excessive emissions. In February 2025, however, the U.S. House and Senate approved a joint resolution of disapproval under the Congressional Review Act to repeal the methane emissions charge, which President Trump is expected to sign into law.
While the State of Texas has not formally conducted recent rulemaking related to air emissions, scrutiny of oil and natural gas operations and the rules affecting them have increased in recent years. For example, the EPA and environmental non-governmental organizations have conducted flyovers with optical gas imaging cameras to survey emissions from oil and natural gas production facilities and transmission infrastructure. In August 2022, for example, the EPA announced that it would be conducting helicopter flyovers of the Permian Basin region in Texas. The flyovers used infrared cameras to survey oil and gas operations to identify large emitters of methane and volatile organic compounds ("VOCs"). Based on data obtained during flyovers, EPA intends to initiate enforcement follow up actions with facilities operators. In addition, the RRC has increased oversight related to flaring, with reporting reviews and site inspections. While none of these activities increases our compliance obligations, they signal the potential for increased enforcement and possible rulemaking in the future.
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
Water Discharges
The CWA and analogous state laws and regulations impose restrictions and strict controls regarding the discharge of pollutants into navigable waters, defined as waters of the United States (“WOTUS”), as well as state waters. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”) or a delegated state agency pursuant to Section 404 of the CWA. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements have resulted in increased costs to operators, including us. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
In January 2023, the EPA and the Corps issued a final rule that revised the definition of WOTUS. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of “Waters of the United States” to the Supreme Court’s May 2023 decision in Sackett v. EPA. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Following legal actions, implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Texas, resulting in implementation of the pre-2015 rule adjusted to take into account jurisdictional limitations decided by the Supreme Court in Sackett v. EPA. The other 23 states are subject to the WOTUS-defining rule published in September 2023. Additionally, the Trump administration may pursue a new rulemaking to further revise or clarify the extent of federal jurisdiction under the CWA, though the substance and timing of such action cannot be predicted. As such, uncertainty remains with respect to future implementation of the rule and the outcome of the pending litigation. Many of our customers and service providers rely on permits obtained under the CWA for their oil and gas pipeline projects, the most common of which is Nationwide Permit 12 (“NWP 12”), which, from time to time, is renewed or modified by the Corps, whose actions in turn may be subject to litigation. To the extent any action expands the scope of the CWA in areas where we or our suppliers, customers or service providers operate or imposes new or enhanced permitting requirements, our operations could be adversely impacted by increased compliance costs and energy infrastructure project delays or cancellations.
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
Under the auspices of the federal UIC program as implemented by states with UIC primacy, regulators, particularly at the state level, are becoming increasingly sensitive to possible correlations between underground injection and seismic activity. Consequently, state regulators implementing both the federal UIC program and state corollaries have been heavily scrutinizing the location of injection facilities relative to faulting and are limiting both the density and injection facilities as well as the rate of injection.

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
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases (“GHGs”), such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy. The EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant

Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are major sources of criteria pollutants under the CAA. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are GHG emissions. If we are required to meet "best available control technology," our operations could be adversely affected and our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds could be restricted or delayed. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing.
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
Additionally, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, there is an agreement, the United Nations-sponsored "Paris Agreement," for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020. The United States rejoined the Paris Agreement in February 2021. In early 2021, the Biden Administration issued a moratorium on oil and gas leasing on federal lands and waters to reduce emissions. Since then, the moratorium has been the subject of litigation and, in August 2022, a federal judge entered an injunction against the moratorium. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom (“COP26”). COP26 resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with COP26, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. Also in November 2021, President Biden signed a $1 trillion dollar infrastructure bill into law. The new infrastructure law includes several climate-focused investments, including upgrades to power grids to accommodate increased use of renewable energy and expansion of electric vehicle infrastructure. The above-referenced IRA allocated $369 billion to energy and climate initiatives. In November 2022, the United States participated in the United Nations Climate Change Conference in Egypt (“COP27”). In December 2023, the United States participated in the United Nations Climate Change Conference in the United Arab Emirates (“COP28”). In November 2024, the United States participated in the United Nations Climate Change Conference in Baku, Azerbaijan ("COP29"). Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. However, in January 2025, President Trump issued an executive order directing immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains uncertain at this time; however, any such future laws and regulations imposing reporting obligations on, limiting emissions of GHGs from, our equipment and operations, or restricting federal leases could impair our production, could require us to incur costs to reduce emissions of GHGs associated with our operations and could decrease demand for oil and natural gas.
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
Threatened and Endangered Species
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act (“MBTA”) and the CWA. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The dunes sagebrush lizard is one example of a species that was recently listed as an endangered species. The State of Texas has filed suit challenging the listing. The dunes sagebrush lizard is found in portions of Texas, including areas where we operate. The listing of the dunes sagebrush lizard as an endangered species, may impact our operations in any area that is designated as the dunes sagebrush lizard’s habitat. Depending on the locations of our operations, we may be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause increased costs arising from species protection measures or could result in limitations on development activities that could have an adverse impact on the ability to develop and produce reserves within our assets. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
Operational Hazards and Insurance
The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, well blow-outs, pipe failures, industrial accidents, and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil releases, chemical releases, natural gas leaks, and the discharge of toxic gases.
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
As of December 31, 2024, we had 115 full-time employees. Our employees are extremely valuable to the success of the Company, and we encourage their collaboration and respect their diverse points of view and opinions. In addition to our full-time employees, the Company also employs a diverse group of independent contractors who assist our full-time staff in a range of areas including geology, engineering, land, accounting, and field operations, as needed. None are represented by labor unions or covered by any collective bargaining agreements.
We recognize that attracting, retaining and developing our employees is critical for our future success. Our Vice President General Counsel together with our Chief Executive Officer are responsible for developing and executing our human capital strategy, with oversight by the Board of Directors and the board committees. Some of our key human capital areas of focus include the following.
Building a Safe Workforce Starts with Our Culture: Ring is committed to building a safety culture that empowers employees and contractors to act as needed to work safely and to stop a job, without retribution, if conditions are deemed unsafe. We strive to be incident-free every day across our operations. We are focused on building and maintaining a safe workplace for all employees and contractors. The oil and gas industry has a number of inherent risks and our workers are often outdoors, in all seasons and all types of weather. In addition, our field personnel spend significant time driving on a daily basis, putting them at risk for driving accidents. A strong safety culture is essential to our success, and we emphasize the important role that all personnel play in creating and maintaining a safe work environment.
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
Risks that we face while completing our horizontal wells include, but are not limited to, the following:
•the ability to fracture or stimulate the planned number of stages in a horizontal wellbore;
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
Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. We are unable to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area may not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to all of our drilling prospects.
A substantial percentage of our proved properties are undeveloped; therefore, the risk associated with our success is greater than would be the case if a substantial majority of our properties were categorized as proved developed.
Because a substantial percentage of our proved properties are proved undeveloped (approximately 31%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in commercial quantities of oil and natural gas.
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
Natural disasters, adverse weather conditions (particularly abnormally cold weather in the winter, and hurricanes and thunderstorms in the summer), floods, pandemics, acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations and the global economy, or could result in market disruptions, any of which could have an adverse effect on our business, operating results, and financial condition.
The recent coronavirus outbreak impacted various businesses throughout the world, including an impact on the global demand for oil and natural gas, travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If other pandemics occur, they could have a material adverse impact on our business operations, operating results and financial condition.
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
The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and we expect these markets will continue to be volatile. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
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
Lower oil and natural gas prices may not only decrease our revenues on a per Boe basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition, and results of operations.
Our future success will depend on our exploitation, exploration, development, and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.
Our decisions to purchase, explore, develop, or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which may be inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate.” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing, and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular well or project uneconomical. Further, many factors may curtail, delay, or cancel drilling, including delays imposed by or resulting from compliance with regulatory requirements; pressure or irregularities in geological formations; shortages of or delays in obtaining equipment and qualified personnel; equipment failures or accidents; adverse weather conditions; reductions in oil and natural gas prices; title problems; and limitations in the market for oil and natural gas.

Decreases in oil and natural gas prices may require us to incur write-downs of the financial carrying values of our oil and natural gas properties which could negatively impact the price of our common stock.
Accounting rules require that we review periodically the financial carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write-down the financial carrying value of our oil and natural gas properties. A write-down would likely constitute a non-cash charge. The cumulative effect of one or more write-downs could also negatively impact the trading price of our common stock.
We follow the full cost method of accounting for our oil and natural gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an impairment expense. During the years ended December 31, 2024, 2023, and 2022 we did not incur any write-downs. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the financial carrying value of such assets and an equivalent charge on our financial statements.
It is difficult to estimate with any degree of reasonable certainty the amount of any future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes.
Decreases in oil and natural gas prices may affect our bank borrowing base, potentially requiring earlier than anticipated debt repayment, which could negatively impact our financial position, results of operations, and the price of our common stock.
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
In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production, and engineering data. The extent, quality, and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves will likely vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.
You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs calculated on the date of the estimate. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on certain producing properties or to attempt to develop certain properties. All of these factors would have a negative impact on earnings and net income, and most likely the price of our common stock. These factors could also result in the acceleration of debt repayment and a reduction in our borrowing base under our Credit Facility.
We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.
We are not insured against all risks. Losses and liabilities arising from uninsured and under insured events could materially and adversely affect our business, financial condition, and results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:
•environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas, or other pollution into the environment, including groundwater;
•abnormally pressured formations;
•mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;
•fires and explosions;
•personal injuries and death; and
•natural disasters.
Any of these risks could adversely affect our ability to conduct operations or result in substantial losses. We may elect to not obtain certain insurance coverage if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could materially and adversely affect us.
Unless we replace our oil and natural gas reserves, our reserves and production will decline as reserves are produced.
Unless we conduct successful exploration and development activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and producing our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, find, or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of producing profitably.
Competition is intense in the oil and natural gas industry.
We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers, as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop, and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas properties or in our marketing of production, then our financial condition and operation results would be adversely affected.
If our access to markets is restricted, it could negatively impact our production, our income, and our ability to retain our leases.
Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our producing properties to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. For example, for the year ended December 31, 2024, we experienced a negative price of $1.44 per Mcf of natural gas with negative net sales of approximately $9.3 million, adversely affecting our cash flows and net income.
Currently, some of our production is sold to marketers and other purchasers that have access to pipeline facilities. Much of our production is in areas with limited or no access to pipelines, thereby necessitating delivery by trucking. Further, much of our natural gas production is sold to companies who are the only gathering and processing facilities near most of our properties. Such restrictions on our ability to sell our oil or natural gas could have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in increased exposure to facility breakdowns and a lower selling prices) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.
Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that we or they own.
Many of our properties are in reservoirs that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations by us or other operators could cause depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells by us or other operators could cause production from our wells to be shut-in for indefinite periods of time, could result in increased lease operating expenses, and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.
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
Extreme weather conditions, which could become more frequent or severe due to multiple factors, could adversely affect our ability to conduct drilling, completion, and production activities in the areas where we operate.
Our exploration and development activities and equipment can be adversely affected by extreme weather conditions, such as abnormally low temperatures, which can cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. For example, we had production stoppages in 2022, 2023, and 2024 that adversely affected our revenues. Extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance, and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression, and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Water is an essential component of our drilling and hydraulic fracturing processes. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil, natural gas and NGLs, which could have an adverse effect on our business, financial condition, and results of operations. Waste water from our operations typically are disposed of via underground injection. Some studies have linked earth tremors in certain areas to underground injection, which has led to greater public scrutiny of disposal wells. Any new environmental initiatives or regulations that restrict injection of fluids, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas, or that limit the withdrawal, storage or use of surface water or ground water necessary for hydraulic fracturing of our wells, could increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Relating to Legal, Regulatory, Privacy, and Tax Matters
We are subject to complex laws that can affect the cost, manner, or feasibility of doing business.
Exploration, development, production, and sale of oil and natural gas are subject to extensive federal, state and local regulation. It is not possible to predict how or when regulations affecting our operations might change. There is ongoing controversy regarding the leasing of federal lands. We may be required to make large expenditures to comply with governmental regulations. Other matters subject to regulation include: discharge permits for drilling operations; drilling bonds; reports concerning operations; the spacing of wells; unitization and pooling of properties; and taxation.
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
Our oil and natural gas operations are subject to stringent federal, state, and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties; incurrence of investigatory or remedial obligations; or the imposition of injunctive relief. Changes in environmental laws and regulations and the interpretation thereof occur from time to time, and any changes that result in more stringent or costly waste handling, storage, transport, disposal, or cleanup requirements could require us to make significant expenditures to maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position, and financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed. The amount of any additional future costs is not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions or compliance efforts that may be required, the determination of the Company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
Our operations are subject to a series of risks arising out of the perceived threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for the oil and natural gas we produce.
In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA advance numerous climate-related objectives. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. Moreover, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. International climate commitments made by political, industrial, and financial stakeholders may also impact commercial, regulatory, and consumer trends related to climate change.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for GHG emissions from certain large stationary sources, mandate monitoring and annual reporting of GHG emissions, and impose new standards for reducing methane emissions from oil and gas operations by limiting venting and flaring and implementing leak detection and repair programs. The IRA also imposes the first-ever fee on GHG emissions through a WEC, which the EPA has finalized regulations to implement. In May 2024, the EPA published a final rule expanding GHG emissions reporting obligations for certain oil and natural gas sector sources. While the first Trump administration took a number of actions to revise federal regulation of methane from the oil and natural gas sector, these actions were subsequently reversed by both the Biden administration and Congress. Moreover, in December 2023, the EPA published a final rule that established more stringent performance standards for new sources and first-time standards for existing sources under applicable agency regulations at 40 C.F.R. Part 60 for methane and VOC emissions for the crude oil and natural gas sources. The requirements imposed by this rule include enhanced leak detection and repair obligations, zero-emission requirements for certain processes and practices, “green well” completion standards, limitations on routine flaring, and a “Super Emitter Response Program” which triggers additional requirements following certain large emissions events. Compliance with these rules and legislation will likely require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, increased frequency of maintenance and repair activities to address emissions leakage and additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance. While legal challenges to many of the above discussed regulations are ongoing and, either the current Trump administration or Congress may also pursue rulemakings or legislation, respectively, that could repeal, revise, or otherwise limit the enforcement of these regulations and certain of the IRA’s provisions, like the WEC, we cannot predict whether and when such action will be taken and the outcome and timeline for such actions may continue to be uncertain and subject to further legal challenges.
Internationally, the United Nations-sponsored “Paris Agreement” encourages member states to individually determine and submit non-binding emissions reduction targets. The United States’ most recent goal was to reduce its economy-net GHG emissions by 61 to 66 percent from 2005 levels by 2035. Recent Conferences of the Parties have resulted in reaffirmations of the objectives of the Paris Agreement, calls for parties to eliminate certain fossil fuel subsidies and pursue reductions in non-carbon dioxide GHG emissions, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, financial commitments to fund energy transition efforts in developing countries, and similar initiatives, though none legally binding. However, in January 2025, President Trump initiated the United States’ withdrawal from the Paris Agreement and ordered the revocation of any related financial commitments. The impacts of the United States’ withdrawal and other existing or future climate-related orders, pledges, agreements or any legislation or regulation promulgated in connection with the Paris Agreement, the Global Methane Pledge, or other international conventions cannot be predicted at this time. Further, state and local governments, financial institutions, and industry groups may elect to continue participating in international climate-related initiatives.
In addition, on March 6, 2024, the SEC adopted a rule requiring registrants to include certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and annual reports, though the implementation of this rules is currently paused pending the outcome of legal challenges against the rule. Currently, the ultimate impact of these laws on our business is uncertain. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors, or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Additionally, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.
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
Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investments into non-oil and natural gas related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices, and some of them may elect in the future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.
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
Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities, or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to produce or transport our products. One of more of these developments could have a material adverse effect on our business, financial condition, and operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
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
Risks Relating to Our Capital Structure
We have significant indebtedness.
We have a Credit Facility in place with $600 million in commitments from borrowings and letters of credit under our Second Amended and Restated Credit Agreement dated August 31, 2022 with Truist Bank as Administrative Agent (the "Second Credit Agreement"). As of December 31, 2024, $385 million was outstanding on our Credit Facility. If we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:
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
Beginning in the second half of 2021 and continuing throughout 2024, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars), labor, and drilling and completion services. Such inflationary pressures on our operating and capital costs, which we currently expect to continue in 2025, have impacted our cash flows and results of operations. We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations.
Risks Relating to Technology and Cybersecurity
We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks or breaches could result in information theft, data corruption, disruption in operations, and/or financial loss.
The oil and natural gas industry is highly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development, and production activities. We depend on digital technology to process and record financial and operating data, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and store personally identifiable information on our employees and royalty owners, and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cybersecurity attacks or breaches, computer viruses or malware that could result in disruption of our business operations and/or financial loss. Although we utilize various procedures and controls to monitor and protect against these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer losses in the future. In addition, weaknesses in the cyber security of our vendors, suppliers, and other business partners could facilitate an attack on our technologies, systems, and networks. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse, or destruction of proprietary or other information, or otherwise significantly disrupt our business operations.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities, and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation, or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition, or results of operations. While we maintain insurance that covers certain cybersecurity incidents, we may not be insured for, or our insurance may be insufficient to protect us against, particular types of cybersecurity risks, and, in the future, such insurance may not continue to be available to us on reasonable terms, if at all. To date we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Our Common Stock
We have registered shares of our common stock for possible resale by certain of our stockholders, resulting in significant "market overhang" of our common stock.
In connection with the Stronghold Acquisition completed in 2022, Warburg Pincus & Company US, LLC and its affiliates hold approximately 28.9 million shares of our common stock. This represents approximately 14% of our presently outstanding shares of common stock and if the selling stockholders choose to sell all or a large number of their shares, from time to time, it likely would have a depressive effect on the market price of our common stock. Further, the market's perception of future sales of common stock may adversely affect the price of our common stock.
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
Under our Articles of Incorporation, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this Annual Report. Also, our Board of Directors, without stockholder approval, may determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares. If the Board of Directors causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The Board of Directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board of Directors could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would typically have preference in the event of liquidation of the Company, which means that the holders of preferred shares would be entitled to receive the net assets of the Company distributed in liquidation before the common stockholders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.
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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•systems for protecting information technology systems and monitoring for suspicious events, such as threat protection, firewall, and anti-virus software; and
•cybersecurity awareness training of our employees, including incident response personnel, and senior management.
Governance
Our Board of Directors (the “Board”) considers oversight of our risks and risk management activities, including those related to cybersecurity threats, to be a responsibility of the entire Board. The Board also delegates certain risk oversight responsibilities to certain of its committees, and oversight of our cybersecurity risk is delegated by the Board to its Audit Committee. The Audit Committee receives regular reports, from management and our internal auditors regarding information technology, cybersecurity risk, and efforts to prevent and mitigate such risks. The Chairperson of the Audit Committee subsequently reports on the Company’s cybersecurity risk, monitoring, and mitigation activities to the full Board, which equips the Board and its committees to fulfill their risk oversight role.
The Board and Audit Committee are supported in their oversight capacity by our Management Cybersecurity Committee (the “MC Committee”) and our internal auditors. The MC Committee consists of our CEO, CFO, EVP of Engineering and Corporate Strategy, Vice President - General Counsel, and our IT Manager.
Our internal auditors perform audit engagements to assess our strategies, policies, procedures, and controls to reduce the risk of a cybersecurity incident.
Our IT Manager is responsible for assessing and managing risks from cybersecurity threats, guiding our overall cybersecurity risk management program, and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our IT Manager is responsible for reporting material incidents to our MC Committee.

Our IT Manager has a Bachelor of Science in Computer Science from Texas A&M University and a Master of Business Administration from Rice University. He has over 16 years of information technology experience in the energy industry.
Our MC Committee stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including, as appropriate, briefings from internal security personnel, threat intelligence, and other information obtained from governmental, public, or private sources, such as external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.
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
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future discovery of cybersecurity incidents remains. Please see “Part I, Item 1A. Risk Factors – Risks Related to Technology and Cybersecurity” for additional information about our cybersecurity risks. There can be no assurance that our cybersecurity risk management program, including our controls, procedures and processes will be fully effective in protecting the confidentiality, integrity, and availability of our information systems. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security that they will not be subject to cybersecurity attacks and any damages to us from such attacks.
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
Developing Existing Properties
We believe that there is significant value to be created by drilling the undeveloped opportunities on our properties. As of December 31, 2024, we owned interests in a total of 76,284 gross (65,342 net) developed acres and operate the vast majority of our acreage position. In addition, as of December 31, 2024, we owned interests in approximately 21,315 gross (15,577 net) undeveloped acres. While our near-term plans are focused on drilling wells on our existing acreage to develop the potential contained therein, our long-term plans also include continuing to evaluate acquisition and leasing opportunities that can earn attractive rates of return on capital employed.
Within the Northwest Shelf, we have a total of 35 proved undeveloped locations (100% horizontal) and 3 PDNP opportunities based on the reserve report as of December 31, 2024. Our reserve estimates account for the capital costs required to develop these wells and the future plugging and abandonment costs. We believe the Northwest Shelf leases contain additional potential drilling locations.

Within the Central Basin Platform, we had a total of 176 proved undeveloped locations (13% horizontal and 88% vertical) and 217 PDNP opportunities based on the reserve report as of December 31, 2024. Our reserve estimates account for the capital costs required to develop these wells and the future plugging and abandonment costs. We believe the Central Basin Platform leases contain additional potential drilling locations.
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
Northwest Shelf – Yoakum County, Texas and Lea County, New Mexico – In 2019, we acquired properties consisting of 49,754 gross (38,230 net) acres with an average working interest of 77% and an average net revenue interest of 58%. As of December 31, 2024, we owned interests in a total of 12,572 gross (8,722 net) developed acres and 14,979 gross (11,548 net) undeveloped acres with an average proved operated working interest of 91% and net revenue interest of 69%. As of December 31, 2024, the Company had interests in approximately five gross vertical and 151 gross horizontal producing wells, of which we operate five vertical and 116 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the verticals produce from Wolfcamp reservoir.
Central Basin Platform – Andrews, Gaines, Crane, Ector, Winkler, and Ward Counties, Texas – In 2011, we acquired a 100% working interest and a 75% net revenue interest in our initial leases in Andrews County. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County and Gaines County leases. In 2022, we acquired properties consisting of approximately 37,000 net acres, with an average working interest of 99% and an average net revenue interest of 88% for oil and 96% for natural gas in our initial leases in Crane, Winkler, and Ward counties. In 2023, we acquired properties in Ector County. As of December 31, 2024, we owned interests in a total of 63,712 gross (56,620 net) developed acres and 6,336 gross (4,029 net) undeveloped acres with an average proved operated working interest of 97% and net revenue interest of 83% in the area. As of December 31, 2024, the Company had interests in approximately 581 gross vertical and 198 gross horizontal producing wells, of which we operate 470 vertical and 196 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the vertical wells produce from a variety of conventional pay sands including Holt, Glorieta, Clear Fork, Wichita Albany, Tubb, Wolfcamp and Devonian reservoirs.
Title to Properties
We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination is usually conducted and any significant defects are remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible, and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.
Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to lending agreements, current taxes and other customary burdens, minor encumbrances, easements, and restrictions. We do not believe any of these burdens materially interfere with our use of these properties.
Summary of Oil and Natural Gas Reserves
As of December 31, 2024, our estimated proved reserves had a pre-tax PV-10 value (present value discounted at 10%) of approximately $1,462.8 million and a Standardized Measure of Discounted Future Net Cash Flows of

approximately $1,232.9 million, over 99.7% of which relates to our properties in the Permian Basin in Texas. We spent approximately $391.6 million on acquisitions and capital projects during 2024 and 2023. We expect to further develop these properties through additional drilling.
The following table summarizes our total net proved reserves, pre-tax PV-10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2024. Approximately 99.8% of our proved reserves are in the Permian Basin in Texas.

Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Liquids (Bbl)	Total (Boe) (1)	Pre-Tax PV-10 Value (2)	Standardized Measure of Discounted Future Net Cash Flows
80,904,071	149,817,162	28,303,085	134,176,684	$1,462,827,136	$1,232,936,343

(1) Six Mcf is deemed the equivalent of one Boe.
(2) PV-10 is a non-GAAP financial measure. See below for a reconciliation.
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
The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

Present value of estimated future net revenues (PV-10)	$1,462,827,136
Future income taxes, discounted at 10%	$229,890,793
Standardized measure of discounted future net cash flows	$1,232,936,343
Reserve Quantity Information
Our estimates of proved reserves and related valuations are based on reports independently determined and prepared by Cawley, Gillespie & Associates, Inc. ("CGA"), independent petroleum engineers. These reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil, natural gas, and natural gas liquid reserves is shown below.

	Oil (Bbl)	Gas (Mcf)(2)	Natural Gas Liquids (Bbl)(2)	Boe(1)
Balance, December 31, 2022	88,704,743	157,870,449	23,105,658	138,122,143
Purchase of minerals in place	6,543,640	3,372,965	1,089,382	8,195,183
Extensions, discoveries and improved recovery	3,098,845	4,113,480	1,014,343	4,798,768
Sales of minerals in place	(4,897,921)	(2,674,955)	(392,953)	(5,736,700)
Production	(4,579,942)	(6,339,158)	(976,852)	(6,613,320)
Revisions of previous quantity estimates	(6,728,088)	(9,946,459)	(621,014)	(9,006,845)
Balance, December 31, 2023	82,141,277	146,396,322	23,218,564	129,759,229

Purchase of minerals in place	—	—	—	—
Extensions, discoveries and improved recovery	11,495,236	10,630,769	2,738,451	16,005,482
Sales of minerals in place	(1,140,568)	(56,020)	(16,361)	(1,166,266)
Production	(4,861,628)	(6,423,674)	(1,258,814)	(7,191,054)
Revisions of previous quantity estimates	(6,730,246)	(730,235)	3,621,245	(3,230,707)
Balance, December 31, 2024	80,904,071	149,817,162	28,303,085	134,176,684

(1)Six Mcf is deemed the equivalent of one Boe.
(2)At year-end 2022, we began reporting reserves on a three-stream basis, including NGLs separately from natural gas.
Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history, a rule that undeveloped reserves must be drilled within five years of originally being booked, and/or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Extensions. In 2024, extensions of 16.0 MMBoe were primarily the result of the successful operated drilling program in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2024, the Company did not purchase any additional reserves.
•Sales of minerals in place. In 2024, the Company sold 1.2 MMBoe from the divestiture of certain oil and gas properties, including vertical wells and associated facilities, within the Central Basin Platform in Andrews and Gaines Counties.
•Revision of previous estimates. In 2024, the negative revisions of prior reserves of 3.2 MMBoe consisted of a positive 0.2 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials), offset by a negative 3.4 MMBoe related to changes in performance and other economic factors.

Our proved oil, natural gas, and natural gas liquid reserves are shown below.

	For the years ended December 31,
	2024	2023
Oil (Bbl)
Developed	56,106,714	56,029,039
Undeveloped	24,797,357	26,112,238
Total	80,904,071	82,141,277

Natural Gas (Mcf)
Developed	102,538,111	99,896,022
Undeveloped	47,279,051	46,500,300
Total	149,817,162	146,396,322

Natural Gas Liquids (Bbl)
Developed	19,426,387	15,449,907
Undeveloped	8,876,698	7,768,657
Total	28,303,085	23,218,564

Total (Boe) (1)
Developed	92,622,787	88,128,284
Undeveloped	41,553,897	41,630,945
Total	134,176,684	129,759,229
(1) Six Mcf is deemed the equivalent of one Boe.
Standardized Measure of Discounted Future Net Cash Flows
Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and changes in the standardized measure as described below were prepared in accordance with GAAP.
Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits, and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of our oil and natural gas properties.
Our estimates of reserves and future cash flow as of December 31, 2024 and 2023 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2024 and 2023, respectively, in accordance with SEC guidelines. As of December 31, 2024, our reserves were based on an SEC average price of $71.96 per Bbl of WTI oil posted and $2.130 per MMBtu of Henry Hub natural gas. As of December 31, 2023, our reserves were based on an SEC average price of $74.70 per Bbl of WTI oil posted and $2.637 per MMBtu Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.

The standardized measure of discounted future net cash flows relating to the proved oil, natural gas, and NGLs reserves are shown below.
Standardized Measure of Discounted Future Net Cash Flows

As of December 31,	2024	2023	2022
Future cash inflows	$6,165,487,616	$6,622,410,752	$9,871,961,000
Future production costs	(2,432,555,200)	(2,413,303,488)	(2,751,896,250)
Future development costs (1)	(536,825,664)	(562,063,424)	(647,196,750)
Future income taxes	(465,768,645)	(548,664,988)	(1,142,147,641)
Future net cash flows	2,730,338,107	3,098,378,852	5,330,720,359
10% annual discount for estimated timing of cash flows	(1,497,401,764)	(1,699,193,661)	(3,058,606,841)

Standardized Measure of Discounted Future Net Cash Flows	$1,232,936,343	$1,399,185,191	$2,272,113,518
(1) Future development costs include not only development costs but also future asset retirement costs.
The changes in the standardized measure of discounted future net cash flows relating to the proved oil, natural gas and natural gas liquid reserves are shown below.
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2024	2023	2022
Beginning of the year	$1,399,185,191	$2,272,113,518	$1,137,364,848
Purchase of minerals in place	—	141,738,066	996,313,882
Extensions, discoveries and improved recovery	226,741,618	57,607,609	20,447,842
Development costs incurred during the year	71,665,321	70,697,664	67,454,522
Sales of oil and gas produced, net of production costs	(263,830,836)	(266,004,598)	(283,588,498)
Sales of minerals in place	(10,230,951)	(59,600,128)	—
Accretion of discount	164,703,142	277,365,650	133,209,763
Net changes in price and production costs	(285,618,955)	(1,181,594,019)	646,819,172
Net change in estimated future development costs	6,732,428	37,865,811	(53,253,626)
Revisions of previous quantity estimates	(50,292,499)	(187,443,783)	33,583,837
Changes in estimated timing of cash flows	(44,073,556)	(17,257,348)	(119,428,019)
Net change in income taxes	17,955,440	253,696,749	(306,810,205)

End of the Year	$1,232,936,343	$1,399,185,191	$2,272,113,518

Our proved reserves by state as of December 31, 2024 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	NGL (Bbl)	Total (Boe)	% of Total Proved	Pre-tax PV-10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas
PD	55,923,366	102,194,638	19,356,935	92,312,741	69%	$1,126,097	$949,125	$149,138
PUD	24,797,357	47,279,051	8,876,698	41,553,897	31%	332,654	280,376	378,175

Total Proved:	80,720,723	149,473,689	28,233,633	133,866,638	100%	$1,458,751	$1,229,501	$527,313

New Mexico
PD	183,348	343,473	69,452	310,046	—%	$4,076	$3,435	$98
PUD	—	—	—	—	—%	—	—	—

Total Proved:	183,348	343,473	69,452	310,046	—%	$4,076	$3,435	$98

Total
PD	56,106,714	102,538,111	19,426,387	92,622,787	69%	$1,130,173	$952,561	$149,236
PUD	24,797,357	47,279,051	8,876,698	41,553,897	31%	332,654	280,376	378,175

Total Proved:	80,904,071	149,817,162	28,303,085	134,176,684	100%	$1,462,827	$1,232,936	$527,411
Proved Reserves
As of December 31, 2024, we had approximately 134.2 MMBoe of proved reserves, consisting of approximately 60% oil, 19% natural gas, and 21% NGLs, as summarized in the table above. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).
As of December 31, 2024, approximately 69% of the proved reserves were classified as PD and the remaining 31% were PUD.
As of December 31, 2024, our total proved reserves had a net pre-tax PV-10 value of approximately $1,462.8 million and a Standardized Measure of Discounted Future Net Cash Flows ("SMOG") of approximately $1,232.9 million. Approximately $1,130.2 million pre-tax PV-10 and $952.6 million SMOG, respectively, of total proved reserves are associated with the PD reserves, which is approximately 77% of the total proved reserves’ pre-tax PV-10 value. The remaining $332.7 million pre-tax PV-10 and $280.4 million SMOG, respectively, are associated with PUD reserves.
Proved Undeveloped Reserves
Our reserve estimates as of December 31, 2024 include approximately 41.6 MMBoe as PUDs. As of December 31, 2023, our reserve estimates included approximately 41.6 MMBoe as PUDs. In accordance with our December 31, 2024 year-end independent engineering reserve report, we plan to drill our PUD drilling locations within five years of original classification. Below is a description of the changes in our PUD reserves from December 31, 2023 to December 31, 2024.
Notable changes in proved undeveloped reserves for the year ended December 31, 2024 included the following:
•Conversions to developed. During the year ended December 31, 2024, we incurred costs of approximately $64.7 million to convert 33 properties from PUD to PD through development. These 33 properties produced 893 MBoe during the year ended December 31, 2024, and have reserves of 6,538 MBoe as of December 31, 2024.

•Extensions. In 2024, extensions of 12.8 MMBoe were primarily the result of the successful operated drilling program in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2024, we did not purchase any additional reserves.
•Sales of minerals in place. In 2024, we sold 0.1 MMBoe from the divestiture of certain oil and gas properties within the Central Basin Platform.
•Revision of previous estimates. In 2024, the negative revisions of prior reserves of 5.6 MMBoe consisted of a positive 0.2 MMBoe (4%) related to changes in price (including differentials and gathering related contract change that effects differentials) offset by a negative 5.8 MMBoe (104%) related to changes in performance and other economic factors.
The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development. Our PUD reserves are part of a management adopted development plan that schedules PUD reserves to be developed within five years of initial disclosure as proved reserves. As of December 31, 2024, no material amount of proved undeveloped reserves were not scheduled to be converted to proved developed status within five years of when they were initially disclosed.
Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

Year	Estimated Oil Reserves Developed (Bbl)	Estimated Gas Reserves Developed (Mcf)	Estimated NGL Reserves Developed (Bbl)	Total Boe	Estimated Development Costs
2025	9,654,298	6,533,610	1,631,662	12,374,895	$119,174,352
2026	6,405,076	12,440,141	2,262,321	10,740,754	101,542,200
2027	4,796,872	21,769,433	3,283,966	11,709,077	107,656,840
2028	3,941,111	6,535,867	1,698,749	6,729,171	44,293,536
2029 (1)					5,508,540

Total	24,797,357	47,279,051	8,876,698	41,553,897	$378,175,468
Preparation and Internal Controls Over Reserves Estimates
All the proved oil and natural gas reserves disclosed in this Report are based on reserve estimates determined and prepared by our independent reserve engineers, Cawley, Gillespie & Associates, Inc. (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 24, 2025, filed as an exhibit to this Annual Report, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 37 years of practical experience in petroleum engineering, with over 35 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
The proved oil and natural gas reserves disclosed in this Annual Report are based on reserve estimates determined and prepared by our independent reserve engineers primarily using decline curve analysis to determine the reserves of individual producing wells. To establish reasonable certainty with respect to our estimated proved reserves, the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using volumetric estimates or performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completions using similar techniques. The technologies and economic data used to estimate our proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. This data was reviewed by various levels of our management for accuracy before consultation with our independent reserve engineers. This consultation included review of properties, assumptions, and available data. Internal reserve estimates were compared to those prepared by CGA to test the estimates and conclusions before the reserves were included in this Annual Report. The accuracy of the reserve estimates is dependent on many factors, including the following:
•the quality and quantity of available data and the engineering and geological interpretation of that data;
•estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;
•the accuracy of economic assumptions; and
•the judgment of the personnel preparing the estimates.
Our Executive Vice President of Engineering and Corporate Strategy, Mr. Alex Dyes, is the technical professional primarily responsible for overseeing the preparation of our reserves estimates. He has a Bachelor of Science degree in Petroleum Engineering from the University of Texas with over 18 years of practical industry experience, including over 14 years of estimating and evaluating reserve information. He has been a member of the Society of Petroleum Engineers since 2013 and his qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.
We encourage ongoing professional education for our engineers and reservoir analysts on new technologies and industry advancements as well as refresher training on basic skill sets. In order to ensure the reliability of reserves estimates, our Corporate Reserves department follows comprehensive SEC-compliant internal controls and policies to determine, estimate, and report proved reserves including:
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
Each quarter, the Corporate Reserves team along with the Executive Vice President of Engineering and Corporate Strategy presents the status of the Company’s reserves to senior executives, and subsequently obtains approval of significant changes from key executives. Additionally, our five-year PUD development plan is reviewed and approved annually by the Company’s Chief Executive Officer; Chief Financial Officer; Executive Vice President of Engineering and Corporate Strategy; Vice President of Operations; Executive Vice President, Exploration and Geosciences; and Vice President, General Counsel.
The Corporate Reserves department works closely with independent reserve engineers from CGA at each fiscal year end to ensure the integrity, accuracy, and timeliness of annual independent reserves estimates. These independently developed reserves estimates are presented to the Audit Committee. In addition to reviewing the independently developed reserve reports, the Audit Committee also meets with CGA annually at a minimum.
Summary of Oil and Natural Gas Properties and Projects

Acreage
The following table summarizes our gross and net developed and undeveloped acreage as of December 31, 2024 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded, as it is de minimis.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	63,712	56,620	6,336	4,029	70,048	60,649
Northwest Shelf	12,572	8,722	14,979	11,548	27,551	20,270
Total	76,284	65,342	21,315	15,577	97,599	80,919
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
The following table sets forth our gross and net undeveloped acreage, as of December 31, 2024, under lease that will expire over the next three years unless (i) production is established on the lease or within a spacing unit of which the lease is participating, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	Undeveloped Acreage
	2025		2026		2027
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	640	115	240	108	1,223	996
Northwest Shelf	7,051	3,450	2,192	524	1,627	452
Total	7,691	3,565	2,432	632	2,850	1,448

Production History
The following table presents the historical information regarding our produced oil, natural gas and natural gas liquid volumes for the years ended December 31, 2024, 2023, and 2022:

	Years ended December 31,
	2024	2023	2022

Oil (Bbls)
Central Basin Platform	2,851,788	2,347,068	1,409,211
Delaware Basin (2)	—	25,743	81,936
Northwest Shelf	2,009,840	2,207,131	1,968,693
Total	4,861,628	4,579,942	3,459,840

Natural Gas (Mcf)(1)
Central Basin Platform	3,808,653	3,940,107	1,563,808
Delaware Basin (2)	—	11,265	96,516
Northwest Shelf	2,615,021	2,387,786	2,428,318
Total	6,423,674	6,339,158	4,088,642

Natural Gas Liquids (Bbls)(1)
Central Basin Platform	749,794	703,818	227,996
Delaware Basin (2)	—	2,867	3,718
Northwest Shelf	509,020	270,167	139,615
Total	1,258,814	976,852	371,329

Total production (Boe)
Central Basin Platform	4,236,357	3,707,571	1,897,842
Delaware Basin (2)	—	30,488	101,740
Northwest Shelf	2,954,697	2,875,262	2,513,028
Total	7,191,054	6,613,321	4,512,610

Daily production (Boe/d)
Central Basin Platform	11,575	10,158	5,200
Delaware Basin (2)	—	84	279
Northwest Shelf	8,073	7,877	6,885
Total	19,648	18,119	12,364
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

Production Prices and Production Costs
The following tables provides historical pricing and costs statistics for the years ended December 31, 2024, 2023, and 2022.

	Years ended December 31,
	2024	2023	2022
Average sales price:
Oil (per Bbl)	$74.87	$76.21	$92.80
Natural gas (per Mcf) (1)	$(1.44)	$0.05	$4.57
NGL (per Bbl) (1)	$9.23	$11.95	$20.18
Total (per Boe)	$50.94	$54.60	$76.95
(1) Due to our acquisition of Stronghold's assets, which reported its volumes and revenues on a three-stream basis, beginning July 1, 2022, we began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and NGL sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas.

	Years ended December 31,
	2024	2023	2022
Average production costs (per Boe):
Lease operating expenses	$10.89	$10.61	$10.57
Gathering, transportation and processing costs	$0.07	$0.07	$0.41
Ad valorem taxes (including methane tax)	$1.12	$1.02	$1.04
Methane tax (2)	$0.07	$—	$—
Ad valorem taxes (excluding methane tax)	$1.05	$1.02	$1.04
Production taxes	$2.24	$2.74	$3.80
(2) In accordance with the IRA, the EPA implemented a waste emission charge ("WEC") on methane emitted from applicable oil and gas facilities that exceed certain thresholds. The methane charge became effective in 2024 at $900 per metric ton of methane, and is set to increase to $1,200 per metric ton of methane for 2025, and $1,500 per metric ton of methane by 2026 and thereafter. For the year ended December 31, 2024, we accrued for $527,687 in methane taxes within Ad valorem taxes in our Statements of Operations.
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
Productive Wells
The following table presents our ownership as of December 31, 2024 in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). Approximately 99.8% of such wells are in the Permian Basin in Texas.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
914	746	21	17	935	763

Drilling Activities
During 2024, as operator, we drilled a total of 44.00 gross (43.94 net) wells. Of this, 5.00 gross (4.94 net) horizontal San Andres wells were in the Northwest Shelf in Yoakum County (four 1.0-mile laterals and one 1.5-mile lateral) and 39.00 gross (39.00 net) wells were in the Central Basin Platform, of which seventeen were horizontal San Andres wells in Andrews County and Crane County, Texas (all 1.0-mile laterals) and 22.00 were vertical wells in Crane County, and Ector County, Texas. These wells were successful and there were no dry wells (1).
The table below contains information regarding the number of operated wells drilled and/or participated in during the periods indicated.

	For the year ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive (1)	43.00	42.94	31.00	29.75	32.00	31.35
Dry	—	—	—	—	—	—
Total
Productive	43.00	42.94	31.00	29.75	32.00	31.35
Dry	—	—	—	—	—	—
(1) One of the 44.00 drilled wells has been drilled but not yet completed as of December 31, 2024.
The table below contains information regarding the number of non-operated wells drilled and participated in during the periods indicated.

	For the year ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive	—	—	5.00	0.59	3.00	0.33
Dry	—	—	—	—	—	—
Total
Productive	—	—	5.00	0.59	3.00	0.33
Dry	—	—	—	—	—	—
Present Activities
We had one operated well waiting on completion as of December 31, 2024.
Cost Information
We conduct our oil and natural gas activities entirely in the United States. As can be calculated from the table under “Production Prices and Production Costs”, our average production costs including lease operating expenses, gathering, transportation and transportation ("GTP") and ad valorem, per Boe, were $12.08 and $11.70 for the years ended December 31, 2024 and 2023, respectively. As shown in the aforementioned table, our average production taxes, per Boe, were $2.24 and $2.74 for the years ended December 31, 2024 and 2023, respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in Boe.
Costs incurred for property acquisition, exploration and development activities for the years ended December 31, 2024, 2023 and 2022 are shown below:

	2024	2023	2022
Payments to acquire oil and natural gas properties	$2,210,826	$82,900,900	$179,387,490
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	153,945,456	152,559,314	129,332,155
Total costs incurred	$156,156,282	$235,460,214	$308,719,645

Other Properties and Commitments
Effective January 1, 2021, the Company moved its corporate headquarters to The Woodlands, Texas. Prior to this, our principal offices were in Midland, Texas. Those offices now serve as an operations office.
Item 3:     Legal Proceedings
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have concluded discovery in the matter and are currently set for trial in the first quarter of 2025.
Item 4:     Mine Safety Disclosures
Not applicable.
PART II
Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is listed on the NYSE American under the trading symbol “REI.”
Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Oil and Gas Exploration and Production Select Industry Index ("SPSIOP"). The graph assumes the investment of $100 on December 31, 2019 in our common stock and each index and the reinvestment of all dividends, if any. This table is not intended to forecast future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
Ring Energy, Inc.
S&P 500
S&P O&G E&P Index (SPSIOP)

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A of the Exchange Act.
Record Holders
As of March 5, 2025, there were approximately 83 holders of record of our common stock. This is the number of record holders in the records of our transfer agent. It does not include holders of shares via brokerage accounts.
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
Issuer Repurchases
We did not make any repurchases of our equity securities during the year ended December 31, 2024.
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
Overview
Ring Energy, Inc. (the "Company," "Ring," "we," "us," "our" and similar terms) is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, in the Permian Basin in Texas.
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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended December 31, 2024, the Company made net paydowns of $7 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $385 million.
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
During the third quarter of 2024, in the Northwest Shelf in Yoakum County, the Company drilled and completed two 1-mile horizontal wells, each with a working interest of 100%, and one 1.5-mile horizontal well with a working interest of approximately 94.2%. Meanwhile, in the Central Basin Platform, the Company drilled and completed six vertical wells, all with a working interest of 100%, three in Ector County and three in Crane County. Finally, in the Central Basin Platform in Andrews County, the Company drilled four 1-mile horizontal wells, all with a working interest of 100%. Two of these wells were completed. The remaining two wells were completed in the fourth quarter of 2024.
In the fourth quarter of 2024, the Company completed and placed on production the two aforementioned 1-mile horizontal wells in the Central Basin Platform. The Company completed two additional 1-mile horizontal wells in the Central Basin Platform in Andrews County (both with a working interest of 100%). On the southern side of the Central Basin Platform, the Company drilled and completed one vertical well in its Crane County acreage and three vertical wells in its Ector County acreage (each with a working interest of 100%). Also in Crane County the Company drilled three 1-mile horizontal wells (each with a working interest of 100%), completing the first two in the fourth quarter, and the last well will be completed in 2025.
In summary, for 2024, the Company drilled 22 horizontal wells, 22 vertical wells, and one SWD well, completing all but one horizontal well. The table below sets forth our drilling and completion activities for 2024 by quarter, and full year total through December 31, 2024.

Quarter	Area	Wells Drilled	Wells Completed	Drilled Uncompleted ("DUC") (2)

1Q 2024	Northwest Shelf (Horizontal)	2	2	—
	Central Basin Platform (Horizontal)	3	3	—
	Central Basin Platform (Vertical)	6	6	—
	Total (1)	11	11	—

2Q 2024	Northwest Shelf (Horizontal)	—	—	—
	Central Basin Platform (Horizontal)	5	5	—
	Central Basin Platform (Vertical)	6	6	—
	Total	11	11	—

3Q 2024	Northwest Shelf (Horizontal)	3	3	—
	Central Basin Platform (Horizontal)	4	2	2
	Central Basin Platform (Vertical)	6	6	—
	Total	13	11	2

4Q 2024	Northwest Shelf (Horizontal)	—	—	—
	Central Basin Platform (Horizontal)	5	6	1
	Central Basin Platform (Vertical)	4	4	—
	Total	9	10	1

FY 2024	Northwest Shelf (Horizontal)	5	5	—
	Central Basin Platform (Horizontal)	17	16	1
	Central Basin Platform (Vertical)	22	22	—
	Total (1)	44	43	1
(1) First quarter total and full year total do not include one SWD well completed in the Central Basin Platform
(2) Note that the DUC wells represent period-end counts rather than period-to-date totals.

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
Average oil and natural gas prices received through 2024 continued to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets that are purchasing the natural gas produced. This has resulted in negative natural gas prices at times, whereby the seller is actually paying the purchaser to take the gas. If these depressed or inverted natural gas prices return to the region, our natural gas revenues will continue to be negatively impacted.
Inflation
Inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment, and services used in our operations and we expect inflation to continue based on current economic circumstances. In addition, the attempts to reduce inflation by the U.S. Federal Reserve have resulted in increased interest rates on debt, contributed to debt and equity market volatility, and increased substantially our interest expense. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.

Results of Operations
The following table sets forth selected operating data for the periods indicated:

For the years ended December 31,	2024	2023	2022

Net production:
Oil (Bbls)	4,861,628	4,579,942	3,459,840
Natural gas (Mcf)	6,423,674	6,339,158	4,088,642
Natural gas liquids (Bbls)	1,258,814	976,852	371,329

Net sales:
Oil	$363,971,394	$349,044,863	$321,062,672
Natural gas	(9,265,335)	334,175	18,693,631
Natural gas liquids	11,621,355	11,676,963	7,493,234

Average sales price:
Oil (per Bbl)	$74.87	$76.21	$92.80
Natural gas (per Mcf)	(1.44)	0.05	4.57
Natural gas liquids (Bbl)	9.23	11.95	20.18

Production costs and expenses:
Lease operating expenses	$78,310,949	$70,158,227	$47,695,351
Gathering, transportation and processing costs	506,333	457,573	1,830,024
Ad valorem taxes	8,069,064	6,757,841	4,670,617
Oil and natural gas production taxes	16,116,565	18,135,336	17,125,982

Other costs and operating expenses:
Depreciation, depletion and amortization	$98,702,843	$88,610,291	$55,740,767
Asset retirement obligation accretion	1,380,298	1,425,686	983,432
Operating lease expense	700,362	541,801	363,908
General and administrative expense ("G&A")	29,640,300	29,188,755	27,095,323
Share-based compensation	5,506,017	8,833,425	7,162,231
G&A excluding share-based compensation	24,134,283	20,355,330	19,933,092

Other income (expense):
Interest income	$491,946	$257,155	$4
Interest (expense)	(43,311,810)	(43,926,732)	(23,167,729)
Gain (loss) on derivative contracts	(2,365,917)	2,767,162	(21,532,659)
Gain (loss) on disposal of assets	89,693	(87,128)	—
Other income	106,656	198,935	—

Provision for Income Taxes	$(20,440,954)	$(125,242)	$(8,408,724)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Oil sales. Oil sales increased approximately $14.9 million to $364.0 million in 2024 from $349.0 million in 2023. The oil sales increased by a volume variance of approximately $21.5 million from an increase in sales volumes to 4,861,628 barrels of oil in 2024 from 4,579,942 barrels of oil in 2023, primarily driven by production from wells within the assets acquired with the Founders Acquisition (closed in August 2023). Other impacts to revenue volumes include organic growth from workovers, new drills, and other capital expenditures, offset by divestitures completed and natural asset decline. The volume variance was offset by a negative price variance of approximately $(6.5) million from a decrease in the average realized per barrel oil price to $74.87 in 2024 from $76.21 in 2023.
Natural gas sales. Natural gas sales decreased approximately $9.6 million to $(9.3) million in 2024 from $0.3 million in 2023. The natural gas sales decreased by a negative price variance of approximately $(9.6) million, as the average realized per Mcf gas price decreased to $(1.44) in 2024 from $0.05 in 2023. The significant reduction in realized natural gas prices was driven by a lower market index price. In 2024, the average gross realized price for natural gas was $0.29 per Mcf, and the average fees per Mcf were $(1.73), bringing the net average price to $(1.44) per Mcf. In 2023, the average gross realized price for natural gas was $1.67 per Mcf, and the average fees per Mcf were $(1.62), bringing the net average price to 0.05 per Mcf. This was only slightly offset by the volume variance as the volume increased to 6,423,674 Mcf in 2024 from 6,339,158 Mcf in 2023.
NGL sales. NGL sales decreased approximately $0.1 million to $11.6 million in 2024 from $11.7 million in 2023. NGL sales had a volume variance of approximately $3.4 million, as volumes were 1,258,814 barrels of NGLs in 2024 compared to 976,852 barrels in 2023, with 36% of the increase in barrels due to the assets acquired in the Founders Acquisition in 2023. Offsetting this increase to sales was a negative price variance of approximately $(3.4) million, as the average realized price per barrel of NGLs was $9.23 in 2024 compared to $11.95 in 2023. This was due to a reduction in the gross realized price per NGL barrel to $20.00 in 2024 compared to $21.16 in 2023 coupled with a growth in the average fees per barrel to $(10.77) in 2024 compared to $(9.20) in 2023.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased approximately $8.1 million to $78.3 million in 2024 from $70.2 million in 2023 and increased slightly on a Boe basis to $10.89 in 2024 from $10.61 in 2023. These per Boe amounts are calculated by dividing our total LOE by our total volume sold, in Boe. LOE increased due to the full year of expenses from the assets acquired with the Founders Acquisition (closed in August 2023) which contributed to a 9% increase in production of 577,733 Boe year-over-year. Specifically, the Company experienced increases of $4.1 million for chemicals and treating, $1.8 million for electrical/utilities costs, $0.6 million for pumping unit repairs, $0.6 million for other employee costs, $0.4 million for environmental sustainability, and $0.4 million for insurance costs.
Gathering, transportation and processing costs. Our total GTP costs increased by $48,760 to $506,333 in 2024 from $457,573 in 2023 and remained unchanged on a Boe basis to $0.07 in 2024 from $0.07 in 2023. The increase in costs was $30,298 from NGL processing costs and $18,462 from gas processing costs.
Ad valorem taxes. Our total ad valorem taxes increased approximately $1.3 million to $8.1 million in 2024 from $6.8 million in 2023 and increased on a Boe basis to $1.12 in 2024 from $1.02 in 2023. Ad valorem taxes increased $1.1 million due to a full year of taxes for the properties acquired in the Founders Acquisition (i.e. Ector County), $0.1 million in Yoakum County, and $0.1 million in Andrews County, offset by a reduction of $0.5 million in Crane County. Additionally, we have accrued approximately $0.5 million for the waste emissions charge ("WEC") in place for the calendar year 2024.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales decreased to 4.40% in 2024 from 5.02% during 2023. In 2024, an accrual of $1.2 million was made for estimated severance tax refunds expected, which lowered the average rate for 2024. As of December 31, 2024, $0.9 million of the estimated refund was received. Excluding this refund, the overall average percentage of production taxes to oil and gas sales in 2024 is 4.7%, which is in line with the historical rates.
Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased approximately $10.1 million to $98.7 million in 2024 from $88.6 million in 2023, with $9.8 million of the increase from depletion on our oil and natural gas properties, $0.3 million from amortization of financing lease assets, and $0.04 million from depreciation of fixed assets. The increase in depletion was primarily due to a volume variance of $7.6 million was from an increase of 577,733 in Boe produced. Additionally, depletion experienced a price variance of $2.2 million, from a higher depletion expense per unit overall year over year, due to an 18.9 million increase in average estimated costs of property coupled with a 1.6 million reduction in the amortization base (Boe). Our average depreciation, depletion and amortization per Boe increased to $13.73 per Boe during 2024 from $13.40 per Boe during 2023.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion decreased by $45,388 to $1,380,298 in 2024 from $1,425,686 in 2023. The primary drivers in this reduction of ARO accretion were the sale of our operated New Mexico assets, which closed in September of 2023 and the divestiture of our Delaware Basin assets, which closed in May 2023, along with other wells sold. This was offset by additional ARO accretion from wells acquired in the Founders Acquisition, which closed in August 2023, as well as new wells drilled in 2024.
Operating lease expense. Our operating lease expense increased by $158,561 to $700,362 in 2024 from $541,801 in 2023 due to additional office space leased in The Woodlands office, which was substantially completed in September 2023.
General and administrative expenses (including share-based compensation). General and administrative expenses increased approximately $0.5 million to $29.6 million in 2024 from $29.2 million in 2023. The increase was primarily related to an increase of $3.1 million increase in salaries, wages, and bonuses in 2024 coupled with the $0.6 million G&A costs reduction in 2023 related to the employee retention tax credit. This was offset by a $3.3 million reduction in share-based compensation.
Interest income. Interest income increased by $234,791 to $491,946 in 2024 from $257,155 in 2023. This was driven by the increase of $239,797 in sweep accounts interest income and $25,834 for severance tax refund interest income, offset by a decrease of $29,042 from the employee retention tax credit interest income of 2023, as well as $1,798 from the interest earned on the escrow deposit made for the Founders Acquisition in 2023.
Interest expense. Interest expense decreased approximately $0.6 million to $43.3 million in 2024 from $43.9 million in 2023. The decrease was primarily the result of the deferred cash payment accretion of $0.6 million which was incurred in 2023, which was not required in 2024. Other changes include reductions in interest from our long-term credit facility, offset by an increase of interest on royalty suspense and deferred financing costs.
Gain (loss) on derivative contracts. During 2024, the Company incurred a loss on derivative contracts of approximately $2.4 million. During 2023, the Company recorded a gain on derivative contracts of approximately $2.8 million. For the derivative contract settlements, the Company recorded a realized loss of $5.2 million during 2024 and a realized loss of $9.1 million during 2023. The decrease of $3.9 million in the realized loss was $1.1 million from realized oil derivative settlements and $2.8 million from realized natural gas derivative settlements. For the marked-to-market contracts, the Company recorded an unrealized gain of $2.8 million during 2024 and an unrealized gain of $11.9 million during 2023. This change of approximately $9.0 million in unrealized derivatives was from $2.6 million in unfavorable derivative portfolio changes and futures pricing for marked-to-market oil derivative contracts, as well as $6.4 million unfavorable changes to the marked-to-market natural gas derivative contract balance.
Gain (loss) on disposal of assets. Gain (loss) on disposal of assets increased $176,821 to a gain $89,693 in 2024 from a loss of $87,128 in 2023. The increase was primarily the result of the Company recognizing a gain on disposal of assets primarily from selling multiple leased vehicles during 2024, as opposed to a loss on disposal of assets primarily from selling multiple company owned vehicles during 2023.
Other income. Other income decreased $92,279 to $106,656 in 2024 from $198,935 in 2023. The decrease primarily resulted from the termination of The Woodlands office operating lease in 2023. Offsetting this reduction was a higher bank rebate related to the use of a vendor payment program earned in 2024 compared to 2023.
Provision for income taxes. The provision for income taxes changed to a provision of $20,440,954 for 2024 from a provision of $125,242 for 2023. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2024, taking into account all applicable tax rates and laws.
Net income. The Company achieved net income of $67,470,314 in 2024 compared to net income of $104,864,641 in 2023. The decrease in income associated with operations was due to increased LOE costs, ad valorem taxes, and depletion, depreciation, and amortization costs. This was offset by increased oil sales and also lower production taxes as a result of prior period refunds. A change in derivatives position from gain to loss further caused the reduction of net income. The 2024 income tax provision was a significant change from year to year impacting the overall decrease in net income realized by the Company.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Oil sales. Oil sales increased approximately $28.0 million to $349.0 million in 2023 from $321.1 million in 2022. The oil sales increased by a volume variance of approximately $103.9 million from a significant increase in sales volumes to 4,579,942 barrels of oil in 2023 from 3,459,840 barrels of oil in 2022, with approximately 19% of the increase in oil volumes related to the Founders Acquisition. Other impacts to revenue volumes include organic growth from workovers, new drills, and other capital expenditures, offset by divestitures completed. The volume variance was offset by a negative price variance of approximately $76.0 million from a decrease in the average realized per barrel oil price to $76.21 in 2023 from $92.80 in 2022.
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
Gathering, transportation and processing costs. Our total GTP costs decreased by $1,372,451 to $457,573 in 2023 from $1,830,024 in 2022 and decreased slightly on a Boe basis to $0.07 in 2023 from $0.41 in 2022. In May 2022, a contract update with one of our largest natural gas processors altered the point of control of gas resulting in a change to the recording of those fees from expense to a netted reduction to revenues. There remains only one contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Ad valorem taxes. Our total ad valorem taxes increased approximately $2.1 million to $6.8 million in 2023 from $4.7 million in 2022 and decreased on a Boe basis to $1.02 in 2023 from $1.04 in 2022. Ad valorem taxes increased due to a full year of taxes for the properties within counties acquired in the Stronghold Acquisition (i.e. Crane County) as well as a partial year of taxes for properties within Ector County, acquired in the Founders Acquisition. Additional increases were primarily in Yoakum County and Andrews County.
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
Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary source of cash in 2024 was from funds generated from the sale of oil and natural gas production. These cash flows were primarily used to fund our capital expenditures and pay down our debt balance. We believe the combination of the sources of capital discussed will continue to be adequate to meet our short and long-term liquidity needs.

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
Rather than Eurodollar loans, the reference rate in the Second Credit Agreement is the SOFR. Also, the Second Credit Agreement permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Second Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Second Credit Agreement) is not greater than 80%.
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

As of December 31, 2024, $385 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Second Credit Agreement.
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
The Common Shares of 9,575,800 and 3,500,000 were issued in 2020. The Pre-Funded Warrants of 3,300,000 were exercised and common stock was issued in 2020. The Pre-Funded Warrants of 13,428,500 were exercised and common stock was issued in 2021, as shown in our Statement of Stockholders' Equity. Of the aforementioned 23,004,300 Common Warrants, 442,600 were exercised and common stock was issued in 2021; 10,253,907 were exercised and common stock was issued in 2022; and 19,029,593 were exercised and common stock was issued in 2023 (4,517,427 exercised at $0.80 and 14,512,166 exercised at $0.62 - refer to NOTE 11 — STOCKHOLDERS' EQUITY), and no Common Warrants were exercised during 2024; as shown in our Statement of Stockholders' Equity.
Issuance of Common Stock and Convertible Preferred Stock for Stronghold Acquisition. As part of the consideration for the Stronghold Acquisition, on August 31, 2022 the Company issued 21,339,986 shares of common stock and 153,176 shares of newly created Series A Convertible Preferred Stock, which was converted into 42,548,892 shares of common stock on October 27, 2022.
Cash Flows. Historically, primary sources of cash have been from operations, equity offerings and borrowings on the Credit Facility. During 2024, 2023, and 2022 we had net cash provided by operating activities of $194.4 million, $198.2 million, and $197.0 million, respectively. During the three years ended December 31, 2024, we financed $20.5 million through proceeds from the sale of common stock. During 2024, 2023, and 2022, the Company had a net repayment of $40.0 million, a net draw of $10.0 million, and a net draw of $125.0 million on the Credit Facility, respectively. We used cash to fund our capital expenditures and development aggregating $700.3 million over the three years ended December 31, 2024. Additionally, during 2024, 2023 and 2022, we used cash of $170.0 million, $215.0 million and $511.0 million, respectively, to reduce the outstanding balance on our Credit Facility. As of December 31, 2024, we had cash on hand of $1.9 million and negative working capital of $54.6 million, compared to cash on hand of $0.3 million and negative working capital of $57.9 million as of December 31, 2023 and cash on hand of $3.7 million and negative working capital of $78.6 million as of December 31, 2022.
Contractual Obligations. The Company maintains a Credit Facility which currently has a $600 million borrowing base. The outstanding balance on that Credit Facility as of December 31, 2024 was $385 million, which will require repayment or refinancing at or prior to maturity in August 2026.
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
The Company has financing leases for vehicles with varying maturity dates through 2027. Future lease payments for financing leases aggregate $1,667,763.
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
As of December 31, 2024, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions, and other factors. Our significant accounting policies, as well as considerations of recent accounting pronouncements, are detailed in "NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.
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
Ceiling Test of Oil and Natural Gas Properties. Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.
The Company did not have any write-downs related to the full cost ceiling limitation during the years ended December 31, 2024, 2023, or 2022.
Our estimates of reserves and future cash flow as of December 31, 2024 and 2023 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2024 and 2023, respectively, in accordance with SEC guidelines. As of December 31, 2024, our reserves were based on an SEC average price of $71.96 per Bbl of WTI oil posted and $2.130 per MMBtu Henry Hub natural gas. As of December 31, 2023, our reserves were based on an SEC average price of $74.70 per Bbl of WTI oil posted and $2.637 per MMBtu Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
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
In assessing the Company's deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company's ability to utilize net operating loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of December 31, 2024 and 2023, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
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
The prices we receive depend on many factors outside of our control. Oil prices received during 2024 ranged from a monthly average low of $67.84 per barrel to a monthly average high of $84.43 per barrel. Natural gas prices realized during 2024 ranged from a monthly average low of $(2.38) per Mcf to a monthly average high of $0.91 per Mcf. In some months, fees exceeded the pricing, causing a negative net realized price. Gross natural gas prices ranged from a monthly average low of $(0.82) per Mcf to a monthly average high of $2.43 per Mcf. Fees ranged from a monthly average low of $(1.88) per Mcf to a monthly average high of $(1.44) per Mcf. NGL prices received during 2024 ranged from a monthly average low of $7.04 per barrel to a monthly average high of $12.43 per barrel. A significant decline in the prices of oil or natural gas would likely have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. The following table summarizes the Company's hedges in place on a monthly basis by commodity type. See "NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS" to our financial statements for further information.

	Oil Hedges (WTI)	Gas Hedges (Henry Hub)
Month	Average BBL/day	Average MMBtu/day
January 2025	7,420	—
February 2025	10,939	8,557
March 2025	9,963	7,558
April 2025	10,008	7,643
May 2025	9,616	7,248
June 2025	9,684	7,350
July 2025	9,333	6,987
August 2025	9,203	6,863
September 2025	9,290	6,970
October 2025	8,977	6,632
November 2025	9,071	6,743
December 2025	8,779	6,500
January 2026	5,211	6,327
February 2026	5,681	6,904
March 2026	5,056	6,150
April 2026	5,150	6,257
May 2026	4,914	5,971
June 2026	5,010	6,083
July 2026	4,781	5,809
August 2026	4,721	5,732
September 2026	4,817	5,846
October 2026	4,603	5,584
November 2026	4,700	5,703
December 2026	4,494	5,455
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $33.8 million as of December 31, 2024). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. The following table sets forth certain information regarding the top three purchasers of our oil, natural gas, and NGLs for the year ended December 31, 2024. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the Year Ended	As of
	December 31, 2024	December 31, 2024
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	61%	64%
Concord Energy LLC ("Concord")	14%	11%
LPC Crude III, LLC ("LPC")	13%	11%
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
As of December 31, 2024, we had $385 million outstanding on our Credit Facility with a weighted average annual interest rate for the year then ended of 9.2%. A 1% change in the interest rate on our Credit Facility would result in an estimated $3.9 million change in our annual interest expense. See "NOTE 9 — REVOLVING LINE OF CREDIT" in the notes to the financial statements for more information on the Company’s interest rates of our Credit Facility.
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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements and internal control over financial reporting included in this Annual Report on Form 10-K, and has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 5, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
March 5, 2025

Item 9B:    Other Information
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by this item, including information on our insider trading policy under the caption "Insider Trading Policy," is incorporated by reference herein from the Company's 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11:     Executive Compensation
The information required by this item is incorporated by reference herein from the Company's 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference herein from the Company's 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference herein from the Company's 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14:     Principal Accountant Fees and Services
The information required by this item is incorporated by reference herein from the Company's 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15:     Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
2.1	Purchase and Sale Agreement dated July 1, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership, including the following Exhibits thereto: Exhibit I – Form of Registration Rights Agreement, Exhibit K – Form of Nomination Agreement, Exhibit L – Form of Certificate of Designation and Exhibit M – Form of Lock-Up Agreement	8-K	001-36057	2.1	7/8/22
2.2	First Amendment to Purchase and Sale Agreement by and among Stronghold Energy II Operating, LLC, Stronghold Energy II Royalties, LP, and Ring Energy, Inc., dated August 4, 2022	8-K	001-36057	2.1	8/9/22
2.3	Asset Purchase Agreement dated July 10, 2023 between Ring Energy, Inc. and Founders Oil & Gas IV, LLC.	8-K	001-36057	2.1	7/14/23
2.4	Purchase and Sale Agreement dated as of February 25, 2025 by and among Ring Energy, Inc., Lime Rock Resources IV-A, L.P., and Lime Rock Resources IV-C, L.P.	8-K	001-36057	2.1	2/28/25
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Certificate of Amendment to the Articles of Incorporation, as amended, of Ring Energy, Inc.	8-K	001-36057	3.1	12/17/21
3.3	Certificate of Amendment to the Articles of Incorporation, as amended, of Ring Energy, Inc.	8-K	001-36057	3.1	5/26/23
3.4	Bylaws of Ring Energy, Inc. as amended April 13, 2021	8-K	001-36057	3.1	4/15/21
3.5	Certificate of Designation of the Series A Convertible Preferred Stock dated August 30, 2022	8-K	001-36057	3.1	9/6/22
3.6	Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of Nevada effective October 31, 2022	8-K	001-36057	3.1	10/31/22
4.1	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	3/7/24
4.2	Securities Purchase Agreement, dated October 27, 2020	8-K	001-36057	4.1	10/29/20
10.1*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Stephen D. Brooks	8-K	001-36957	10.1	12/4/20
10.1(a)*	Consulting Agreement, dated July 1, 2024 by and between Ring Energy, Inc. and Stephen D. Brooks.	8-K	001-36957	10.1	7/3/24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
10.2*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Paul D. McKinney	8-K	001-36957	10.1	10/6/20
10.3*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Alexander Dyes	8-K	001-36057	10.1	12/22/20
10.4*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Marinos C. Baghdati	8-K	001-36057	10.2	12/22/20
10.5*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.6*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.7*	Executive Employment and Severance Agreement, dated as of October 26, 2020, by and between the Company and Travis T. Thomas	8-K	001-36057	10.1	3/26/21
10.8	Registration Rights Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.1	9/6/22
10.9	Director Nomination Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.3	9/6/22
10.10	Second Amended and Restated Credit Agreement dated August 31, 2022, by and among Ring Energy, Inc., Truist Bank, and the Lenders from time to time party thereto	8-K	001-36057	10.4	9/6/22
10.11*	Ring Energy, Inc. 2021 Omnibus Incentive Plan	DEF 14A	001-36057		4/22/21
10.12*	Amendment No. 1 to the Ring Energy, Inc. 2021 Omnibus Incentive Plan	8-K	001-36057	10.1	5/26/23
10.13*	Form of Performance Stock Unit Agreement	8-K	001-36057	10.1	11/30/21
10.14*	Form Restricted Stock Unit Agreement (employees)	8-K	001-36057	10.1	2/23/23
10.15*	Form of Restricted Stock Unit Agreement (non-employee directors)	8-K	001-36057	10.2	2/23/23
10.16	Form of Warrant Amendment and Exercise Agreement.	8-K	001-36057	10.1	4/12/23
10.17	First Amendment to Second Amended and Restated Credit Agreement dated as of February 12, 2024, by and among Ring Energy, Inc., Truist Bank, as administrative agent, and the Lenders party thereto.	8-K	001-36057	10.1	2/16/24
10.18	Change in Control and Severance Benefit Plan	10-K	001-36057	10.25	3/7/24
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
19.1	Insider Trading Policy					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Grant Thornton LLP					X
24.1	Power of Attorney (included as part of the signature pages of this report)					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer						X
32.2	Section 1350 Certification Chief Financial Officer						X
97.1	Ring Energy, Inc. Clawback Policy	10-K	001-36057	97.1	3/7/24
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Management contract
Item 16:     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Paul D. McKinney
Mr. Paul D. McKinney
Chief Executive Officer
Date: March 5, 2025
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

/s/ Paul D. McKinney	/s/ Thomas L. Mitchell
Mr. Paul D. McKinney	Mr. Thomas L. Mitchell
Chief Executive Officer and Director	Director
(Principal Executive Officer)	Date: March 5, 2025
Date: March 5, 2025

/s/ Travis T. Thomas	/s/ Anthony B. Petrelli
Mr. Travis T. Thomas	Mr. Anthony B. Petrelli
Chief Financial Officer	Director
(Principal Financial Officer and Principal Accounting Officer)	Date: March 5, 2025
Date: March 5, 2025

/s/ Regina Roesener	/s/ John A. Crum
Mrs. Regina Roesener	Mr. John A. Crum
Director	Director
Date: March 5, 2025	Date: March 5, 2025

/s/ Richard E. Harris	/s/ David S. Habachy
Mr. Richard E. Harris	Mr. David S. Habachy
Director	Director
Date: March 5, 2025	Date: March 5, 2025

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on the financial statements
We have audited the accompanying balance sheets of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2025 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 15 to the financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
The development of estimated proved crude oil and natural gas reserves used in the calculation of depletion, depreciation and amortization expense under the full cost method of accounting
As described further in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting, which requires management to make estimates of proved crude oil and natural gas reserve volumes and future development costs to calculate and record depletion, depreciation and amortization expense. To estimate the volume of proved crude oil and natural gas reserves and future development costs, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved crude oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved crude oil and natural gas reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion, depreciation and amortization expense. We identified the estimation of proved reserves of oil and gas properties as a critical audit matter.
The principal consideration for our determination that the estimation of proved crude oil and natural gas reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future development costs of the Company’s proved reserves could have a significant impact on the measurement of depletion, depreciation and amortization expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved crude oil and natural gas reserves included the following, among others.
•We tested the design and operating effectiveness of controls relating to management’s estimation of proved crude oil and natural gas reserves for the purpose of estimating depletion, depreciation and amortization expense.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved crude oil and natural gas reserve volumes, and read the reserve report prepared by the Company’s reserve engineers.
•To the extent key inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, including, but not limited to: historical pricing differentials, operating costs, estimated future development costs, and ownership interests, we tested management’s process for determining the assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s assumptions by performing the following:
◦We compared the estimated pricing differentials used in the reserve report to prices realized by the Company related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
◦We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
◦We evaluated the method used to determine the estimated future development costs used in the reserve report and compared management’s estimates to amounts expended for recently drilled and completed wells;
◦We tested, on a sample basis, the working and net revenue interests used in the reserve report by inspecting land, legal and division order records;
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

Houston, Texas
March 5, 2025

RING ENERGY, INC.
BALANCE SHEETS

As of December 31,	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,866,395	$296,384
Accounts receivable	36,172,316	38,965,002
Joint interest billing receivables, net	1,083,164	2,422,274
Derivative assets	5,497,057	6,215,374
Inventory	4,047,819	6,136,935
Prepaid expenses and other assets	1,781,341	1,874,850
Total Current Assets	50,448,092	55,910,819
Properties and Equipment
Oil and natural gas properties, full cost method	1,809,309,848	1,663,548,249
Financing lease asset subject to depreciation	4,634,556	3,896,316
Fixed assets subject to depreciation	3,389,907	3,228,793
Total Properties and Equipment	1,817,334,311	1,670,673,358
Accumulated depreciation, depletion and amortization	(475,212,325)	(377,252,572)
Net Properties and Equipment	1,342,121,986	1,293,420,786
Operating lease asset	1,906,264	2,499,592
Derivative assets	5,473,375	11,634,714
Deferred financing costs	8,149,757	13,030,481
Total Assets	$1,408,099,474	$1,376,496,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$95,729,261	$104,064,124
Income tax liability	328,985	—
Financing lease liability	906,119	956,254
Operating lease liability	648,204	568,176
Derivative liabilities	6,410,547	7,520,336
Notes payable	496,397	533,734
Asset retirement obligations	517,674	165,642
Total Current Liabilities	105,037,187	113,808,266

Non-current Liabilities
Deferred income taxes	28,591,802	8,552,045
Revolving line of credit	385,000,000	425,000,000
Financing lease liability, less current portion	647,078	906,330
Operating lease liability, less current portion	1,405,837	2,054,041
Derivative liabilities	2,912,745	11,510,368
Asset retirement obligations	25,864,843	28,082,442
Total Liabilities	549,459,492	589,913,492
Commitments and Contingencies - See Note 13
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 198,561,378 shares and 196,837,001 shares issued and outstanding, respectively	198,561	196,837
Additional paid-in capital	800,419,719	795,834,675
Retained earnings (Accumulated deficit)	58,021,702	(9,448,612)
Total Stockholders’ Equity	858,639,982	786,582,900
Total Liabilities and Stockholders' Equity	$1,408,099,474	$1,376,496,392
The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF OPERATIONS

For the years ended December 31,	2024	2023	2022

Oil, Natural Gas, and Natural Gas Liquids Revenues	$366,327,414	$361,056,001	$347,249,537

Costs and Operating Expenses
Lease operating expenses	78,310,949	70,158,227	47,695,351
Gathering, transportation and processing costs	506,333	457,573	1,830,024
Ad valorem taxes	8,069,064	6,757,841	4,670,617
Oil and natural gas production taxes	16,116,565	18,135,336	17,125,982
Depreciation, depletion and amortization	98,702,843	88,610,291	55,740,767
Asset retirement obligation accretion	1,380,298	1,425,686	983,432
Operating lease expense	700,362	541,801	363,908
General and administrative expense	29,640,300	29,188,755	27,095,323

Total Costs and Operating Expenses	233,426,714	215,275,510	155,505,404

Income from Operations	132,900,700	145,780,491	191,744,133

Other Income (Expense)
Interest income	491,946	257,155	4
Interest (expense)	(43,311,810)	(43,926,732)	(23,167,729)
Gain (loss) on derivative contracts	(2,365,917)	2,767,162	(21,532,659)
Gain (loss) on disposal of assets	89,693	(87,128)	—
Other income	106,656	198,935	—
Net Other Income (Expense)	(44,989,432)	(40,790,608)	(44,700,384)

Income Before Provision for Income Taxes	87,911,268	104,989,883	147,043,749

Provision for Income Taxes	(20,440,954)	(125,242)	(8,408,724)
Net Income	$67,470,314	$104,864,641	$138,635,025

Basic Earnings per Share	$0.34	$0.55	$1.14
Diluted Earnings per Share	$0.34	$0.54	$0.98

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	100,192,562	$100,193	$553,472,292	$(252,948,278)	$300,624,207
Exercise of common warrants issued in offering	10,253,907	10,254	8,192,872	—	8,203,126
Options exercised	100,000	100	(100)	—	—
Shares elected to be withheld for options exercised	(47,506)	(48)	48	—	—
Restricted stock vested	1,310,894	1,311	(1,311)	—	—
Shares to cover tax withholdings for restricted stock vested	(168,523)	(169)	169	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(521,199)	—	(521,199)
Common stock issuance for Stronghold Acquisition	21,339,986	21,340	69,120,215	—	69,141,555
Conversion of mezzanine preferred shares for Stronghold Acquisition	42,548,892	42,549	137,815,897	—	137,858,446
Share-based compensation	—	—	7,162,231	—	7,162,231
Net income	—	—	—	138,635,025	138,635,025
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	$4,517	$3,609,424	$—	$3,613,941
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	1,680,232	1,680	(1,680)	—	—
Shares to cover tax withholdings for restricted stock vested	(288,152)	(287)	287	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(520,153)	—	(520,153)
Performance stock vested	1,170,024	1,170	(1,170)	—	—
Shares to cover tax withholdings for performance stock vested	(284,908)	(285)	285	—	—
Share-based compensation	—	—	8,833,425	—	8,833,425
Net income	—	—	—	104,864,641	104,864,641
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,688,317	1,688	(1,688)	—	—
Shares to cover tax withholdings for restricted stock vested	(327,041)	(327)	327	—	—
Payments to cover tax withholdings for restricted stock vested, net	—		(919,249)	—	(919,249)
Performance stock vested	571,324	571	(571)	—	—
Shares to cover tax withholdings for performance stock vested	(208,223)	(208)	208	—	—
Share-based compensation	—	—	5,506,017	—	5,506,017
Net income	—	—	—	67,470,314	67,470,314
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$58,021,702	$858,639,982

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2024	2023	2022
Cash Flows From Operating Activities
Net income	$67,470,314	$104,864,641	$138,635,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	98,702,843	88,610,291	55,740,767
Asset retirement obligation accretion	1,380,298	1,425,686	983,432
Amortization of deferred financing costs	4,969,174	4,920,714	2,706,021
Share-based compensation	5,506,017	8,833,425	7,162,231
Credit loss expense	160,847	134,007	242,247
(Gain) loss on disposal of assets	(89,693)	—	—
Deferred income tax expense (benefit)	19,935,413	(425,275)	8,720,992
Excess tax expense (benefit) related to share-based compensation	104,344	478,304	(312,268)
(Gain) loss on derivative contracts	2,365,917	(2,767,162)	21,532,659
Cash received (paid) for derivative settlements, net	(5,193,673)	(9,084,920)	(62,525,954)
Changes in operating assets and liabilities:
Accounts receivable	3,594,504	1,154,085	(17,214,150)
Inventory	2,089,116	3,113,782	(5,597,845)
Prepaid expenses and other assets	93,509	226,688	(1,163,509)
Accounts payable	(5,076,738)	(1,451,422)	50,808,461
Asset retirement obligation	(1,588,480)	(1,862,385)	(2,741,380)
Net Cash Provided by Operating Activities	194,423,712	198,170,459	196,976,729
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	—	(18,511,170)	(177,823,787)
Payments for the Founders Acquisition	—	(62,227,145)	—
Payments to purchase oil and natural gas properties	(2,210,826)	(2,162,585)	(1,563,703)
Payments to develop oil and natural gas properties	(153,945,456)	(152,559,314)	(129,332,155)
Payments to acquire or improve fixed assets subject to depreciation	(185,524)	(492,317)	(319,945)
Proceeds from sale of fixed assets subject to depreciation	10,605	332,229	134,600
Proceeds from divestiture of oil and natural gas properties	121,232	1,554,558	23,700
Proceeds from sale of Delaware properties	—	7,600,699	—
Proceeds from sale of New Mexico properties	(144,398)	3,891,757	—
Proceeds from sale of CBP vertical wells	5,500,000	—	—
Net Cash Used in Investing Activities	(150,854,367)	(222,573,288)	(308,881,290)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	130,000,000	225,000,000	636,000,000
Payments on revolving line of credit	(170,000,000)	(215,000,000)	(511,000,000)
Proceeds from issuance of common stock and warrants	—	12,301,596	8,203,126
Payments for taxes withheld on vested restricted shares, net	(919,249)	(520,153)	(521,199)
Proceeds from notes payable	1,560,281	1,637,513	1,323,354
Payments on notes payable	(1,597,618)	(1,603,659)	(1,409,884)
Payment of deferred financing costs	(88,450)	(52,222)	(18,891,528)
Reduction of financing lease liabilities	(954,298)	(776,388)	(495,098)
Net Cash Provided by (Used in) Financing Activities	(41,999,334)	20,986,687	113,208,771
Net Increase (Decrease) in Cash	1,570,011	(3,416,142)	1,304,210
Cash at Beginning of Period	296,384	3,712,526	2,408,316
Cash at End of Period	$1,866,395	$296,384	$3,712,526

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for interest	$39,196,575	$38,009,164	$19,818,623
Cash paid for income taxes	72,213	72,213	—

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$695,553	$439,528	$353,008
Asset retirement obligation acquired	—	2,090,777	14,538,550
Asset retirement obligation revision of estimate	133,794	53,826	—
Asset retirement obligation sold	(3,219,651)	(5,340,211)	—
Operating lease assets obtained in exchange for new operating lease liability	—	1,713,677	754,894
Financing lease assets obtained in exchange for new financing lease liability, net (1)	738,240	894,996	952,101
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	(3,896,948)	(2,241,192)	9,179,003

Supplemental Schedule for Founders Acquisition
Investing Activities - Cash Paid
Escrow deposit released at closing	$—	$7,500,000	$—
Closing amount paid to Founders	—	42,502,799	—
Interest from escrow deposit	—	1,747	—
Direct transaction costs	—	1,361,843	—
Post-close adjustments	—	(4,139,244)	—
Payment of deferred cash payment	—	15,000,000	—
Payments for the Founders Acquisition	$—	$62,227,145	$—
Investing Activities - Noncash
Assumption of suspense liability	$—	$677,116	$—
Assumption of asset retirement obligation	—	2,090,777	—
Assumption of ad valorem tax liability	—	234,051	—
Deferred cash payment at fair value	—	14,657,383	—

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Cash paid by bank to Stronghold on closing	$—	$—	$121,392,455
Deposit in escrow	—	—	46,500,000
Direct transaction costs	—	—	9,162,143
Cash paid for realized August oil derivative losses	—	—	1,777,925
Cash paid for inventory and fixed assets acquired	—	—	4,527,103
Cash received for post-close adjustments, net	—	—	(5,535,839)
Payment of deferred cash payment	—	15,000,000	—
Payment of post-close settlement	—	3,511,170	—
Payments for the Stronghold Acquisition	$—	$18,511,170	$177,823,787
Investing Activities - Noncash
Assumption of suspense liability	$—	$—	$1,651,596
Assumption of derivative liabilities	—	—	24,784,406
Assumption of asset retirement obligation	—	—	14,538,550
Deferred cash payment at fair value	—	—	14,807,276
Financing Activities - Noncash
Common stock issued for acquisition	—	—	69,141,555
Convertible preferred stock issued for acquisition	—	—	137,858,446

(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net, is $45,436 of finance lease asset terminations for the year ended December 31, 2024.

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations – Ring Energy, Inc., a Nevada corporation (“Ring,” “Ring Energy,” the “Company,” “we,” “us,” “our,” or similar terms), is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, in the Permian Basin in Texas.
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
Fair Value of Non-financial Assets and Liabilities – The Company also applies fair value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property and equipment, and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs, and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.
Concentration of Credit Risk and Receivables – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and receivables.
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $1,616,395 and $46,384 as of December 31, 2024 and 2023, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Refer to the "Major Purchasers" section below for detail on purchaser activity for the years ended December 31, 2024, 2023, and 2022.
Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of December 31, 2024 or 2023.
Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Credit loss expense	$160,847	$134,007	$242,247
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of December 31, 2024 and 2023.

	2024	2023
Joint interest billing receivables	$1,264,897	$2,480,843
Allowance for credit losses	(181,733)	(58,569)
Joint interest billing receivables, net	$1,083,164	$2,422,274

The increase of $123,164 in the allowance for credit losses during the year ended December 31, 2024 was primarily due to property sales and owner settlements.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2024 and 2023, the Company had no such investments.
Inventory – The full balance of the Company's inventory consists of materials and supplies for its operations, with no work in process or finished goods inventory balances. Inventory is added to the books upon the purchase of supplies (inclusive of freight and sales tax costs) to use on well sites, and inventory is reduced by material transfers for inventory usage based on the initial invoiced value. The Company reports the balance of its inventory at the lower of cost or net realizable value. Inventory balances are excluded from the Company's calculation of depletion.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Depletion	$97,238,673	$87,442,546	$55,029,956
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.52	$13.22	$12.19
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
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the years ended December 31, 2024, 2023 or 2022.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Depreciation expense	$405,772	$364,024	$205,600
During the year ended December 31, 2023, the Company sold some of its owned vehicles, driving the loss on disposal of 87,128.
Accounts Payable
The following table summarizes the Company's components of its current accounts payable balance presented in its Balance Sheets at December 31, 2024 and 2023:

	2024	2023
Trade accounts payable	$39,289,431	$37,626,348
Revenues payable	35,766,989	44,348,938
Accrued expenses	20,672,841	22,088,838
Accounts payable	$95,729,261	$104,064,124
Trade accounts payable – The following table summarizes the Company's current trade accounts payable at December 31, 2024 and 2023:

	2024	2023
Accounts payable related to vendors	$37,147,926	$36,944,263
Other	2,141,505	682,085
Trade accounts payable	$39,289,431	$37,626,348
Revenues payable – The following table summarizes the Company's current revenues and royalties payable at December 31, 2024 and 2023:

	2024	2023
Revenue held in suspense	$28,166,335	$31,592,825
Revenues and royalties payable	7,600,654	12,756,113
Revenues payable	$35,766,989	$44,348,938
Accrued expenses – The following table summarizes the Company's current accrued expenses at December 31, 2024 and 2023:

	2024	2023
Accrued capital expenditures	$3,645,377	$7,518,603
Accrued lease operating expenses	5,313,315	6,798,548
Accrued interest	2,830,440	3,684,378
Accrued general and administrative expense	4,897,904	4,047,095
Other	3,985,805	40,214
Accrued expenses	$20,672,841	$22,088,838
Notes Payable – At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. In November 2024, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a face value after down payments of $58,773. The APR for both notes was 7.98%.
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
As of December 31, 2024 and 2023, the notes payable balances included within current liabilities on the balance sheets were $496,397 and $533,734, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Weighted average notes payable balance	$651,789	$687,456	$593,766
Weighted average interest rate on weighted average notes payable	8.63%	7.23%	4.31%
The following table shows interest paid related to notes payable for the years ended December 31, 2024, 2023, and 2022. This interest is included within "Interest (expense)" in the Statements of Operations.

	For the Years Ended December 31,
	2024	2023	2022
Interest paid for notes payable	$56,261	$49,734	$25,579
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

The Company recorded the following federal and state income tax provisions for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Deferred federal income tax benefit (provision)	$(19,096,010)	$901,522	$(6,437,680)
Current state income tax benefit (provision)	(401,197)	(72,213)	—
Deferred state income tax benefit (provision)	(943,747)	(954,551)	(1,971,044)
Provision for Income Taxes	$(20,440,954)	$(125,242)	$(8,408,724)

The Company’s overall effective tax rates are calculated as Provision for Income Taxes divided by Income Before Provision for Income Taxes. The effective tax rates for the years ended December 31, 2024, 2023, and 2022 were as follows.

	For the Years Ended December 31,
	2024	2023	2022
Effective tax rate (1)	23.3%	0.1%	5.7%

(1) The effective tax rate for the year ended December 31, 2023 was impacted by the release of valuation allowance on the Company's federal net deferred tax asset. A tax benefit of $24.2 million was recorded in the year ended December 31, 2023.
Accounting for Uncertainty in Income Taxes – In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as a “major” tax jurisdiction. The Company’s federal income tax returns for the years ended December 31, 2020 and after remain subject to examination. The Company’s federal income tax returns for the years ended December 31, 2008 and after remain subject to examination to the extent of the net operating loss (NOL) carryforwards. The Company’s franchise tax returns in Texas remain subject to examination for 2019 and after. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the Statements of Operations.
Three-Stream Reporting – Beginning July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and NGL sales. For periods prior to July 1, 2022, sales and reserve volumes, prices, and revenues for NGLs were presented with natural gas. This represents a change in our accounting and reporting presentation necessitated by a change in the underlying facts and circumstances surrounding the Stronghold Acquisition, as Stronghold has historically reported its revenues on a three-stream basis. As clarified in the interpretive guidance of Accounting Standards Codification ("ASC") 250, such changes should not be applied on a retrospective basis. Accordingly, we began reporting on a three-stream basis prospectively, beginning July 1, 2022. See NOTE 5 — ACQUISITIONS & DIVESTITURES for a discussion of the Stronghold Acquisition.
Leases – The Company accounts for its leases in accordance with ASU 2016-02, Leases (Topic 842), effective January 1, 2019. The Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less (i.e. short-term leases) and to not separate lease and non-lease components for all asset classes. The Company also elected to adopt the package of practical expedients within ASU 2016-02 that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to the adoption of ASU 2016-02. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.
Major Purchasers – During the year ended December 31, 2024, sales to three purchasers represented 61%, 14%, and 13%, respectively, of total oil, natural gas, and natural gas liquids sales. As of December 31, 2024, sales outstanding from these three purchasers represented 64%, 11%, and 11%, respectively, of accounts receivable from purchasers. During the year ended December 31, 2023, sales to three purchasers represented 66%, 12%, and 10%, respectively, of total oil, natural gas and natural gas liquids sales. As of December 31, 2023, sales outstanding from these three purchasers represented 65%, 11%, and 8%, respectively, of accounts receivable from purchasers. During the year ended December 31, 2022, sales to three purchasers represented 68%, 13%, and 5%, respectively, of total oil, natural gas, and natural gas liquids sales. As of December 31, 2022, sales outstanding from these three purchasers represented 69%, 7%, and 10%, respectively, of accounts receivable from purchasers.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Statements of Operations, incurred for the years ended December 31, 2024, 2023, and 2022.

	For the Years Ended December 31,
	2024	2023	2022
Share-based compensation	$5,506,017	$8,833,425	$7,162,231
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

Recently Adopted Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR ("London Inter-Bank Offered Rate") or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04 with an effective date of January 1, 2024. Beginning August 31, 2022, under the Company's Second Amended and Restated Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate. As such, the adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 became effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
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
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." The ASU provided updated views from the SEC Staff on employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. As the ASU did not provide any new ASC guidance, and there was no transition or effective date provided, the Company adopted this standard upon issuance, and the adoption did not have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This update requires that a public entity with multiple reportable segments disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), as well as other segment items that are included in the calculation of segment profit or loss. A public entity will also be required to disclose all annual disclosures about a reportable segment's profit or loss currently required by Topic 280 in interim periods. Although a public entity is permitted to disclose multiple measures of a segment's profit or loss, at least one of the reported segment profit or loss measures should be consistent with the measurement principles used in measuring the corresponding amounts of the public entity's consolidated financial statements. Further, a public entity must disclose the title and position of the CODM as well as how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the update requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective January 1, 2024.
Recent Accounting Pronouncements – In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This update modifies the disclosure or presentation requirements of a variety of Topics in the Codification, which should be applied prospectively. For instance, within ASC 230-10 Statement of Cash Flows – Overall, the amendment requires an accounting policy disclosure in annual periods of where cash flows associated with their derivative instruments and their related gains and losses are presented in the statement of cash flows. Additionally, within ASC 260-10 Earnings Per Share – Overall, the amendment requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The Company is currently assessing the impact of this update on its financial statements and related notes. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.
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
In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The purpose of this update is to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.
NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil, natural gas, and NGLs. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in Accounting Standards Codification ("ASC") 606-10-50-14, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a purchaser represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content, and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. Once consideration is received from the purchaser, the Company records any variances between the estimates and actual amounts, which has historically not been significant.
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
Until April 30, 2022, under the Company's natural gas sales processing contracts for the bulk of our Northwest Shelf assets, the Company delivered unprocessed natural gas to a midstream processing entity at the wellhead. However, the Company maintained ownership of the gas through processing and received proceeds from the marketing of the resulting products. Under this processing agreement, the Company recognized the fees associated with the processing as an expense rather than netting these costs against Oil, Natural Gas, and Natural Gas Liquids Revenues in the Statements of Operations. Beginning May 1, 2022, these contracts were combined into one contract, and it was modified so that the Company no longer maintained ownership of the gas through processing. Accordingly, the Company from that point on accounts for any such fees and deductions as a reduction of the transaction price. There remains only one contract with a natural gas processing entity in place where point of control of gas dictates requiring the fees be recorded as an expense.
Disaggregation of Revenue. The following table presents revenues disaggregated by product for the years ended December 31, 2024, 2023, and 2022.

	For the years ended December 31,
	2024	2023	2022
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$363,971,394	$349,044,863	$321,062,672
Natural gas (1) (2)	(9,265,335)	334,175	18,693,631
Natural gas liquids (1)	11,621,355	11,676,963	7,493,234
Total oil, natural gas, and natural gas liquids revenues	$366,327,414	$361,056,001	$347,249,537
(1) Beginning on July 1, 2022, the Company began reporting volumes and revenues on a three-stream basis, separately reporting crude oil, natural gas, and NGL sales. For periods prior to July 1, 2022, sales revenues for NGLs were presented with natural gas.
(2) In 2024, the Company experienced a net negative total gas revenue, due to the significant reduction in gross realized sales prices per Mcf, coupled with the growth in the plant fees per Mcf.
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
The Company has financing leases for vehicles. These leases have an initial term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of December 31, 2024 are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease payments (1)	$727,460	$636,649	$460,497	$250,606	$149,628	$—	$2,224,840
Financing lease payments (2)	986,950	533,030	147,783	—	—	—	1,667,763
(1)The weighted average annual discount rate as of December 31, 2024 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $170,799. The weighted average remaining term of operating leases was 3.45 years.
(2)The weighted average annual discount rate as of December 31, 2024 for financing leases was 7.31%. Based on this rate, the future lease payments above include imputed interest of $114,566. The weighted average remaining term of financing leases was 1.85 years.
The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Balance Sheets:

	As of December 31,
	2024	2023
Operating lease liability, current portion	648,204	568,176
Operating lease liability, non-current portion	1,405,837	2,054,041
Operating lease liability, total	2,054,041	2,622,217
Total undiscounted future cash flows (sum of future operating lease payments)	2,224,840	2,900,050
Imputed interest	170,799	277,833
Undiscounted future cash flows less imputed interest	2,054,041	2,622,217

Financing lease liability, current portion	906,119	956,254
Financing lease liability, non-current portion	647,078	906,330
Financing lease liability, total	1,553,197	1,862,584
Total undiscounted future cash flows (sum of future financing lease payments)	1,667,763	2,006,453
Imputed interest	114,566	143,869
Undiscounted future cash flows less imputed interest	1,553,197	1,862,584
The following table provides supplemental information regarding lease costs in the Statements of Operations for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
Operating lease costs	$700,362	$541,801	$363,908
Short-term lease costs (1)	$4,083,088	$5,096,723	$2,618,405
Financing lease costs:
Amortization of financing lease assets (2)	$1,058,398	$803,721	$505,211
Interest on financing lease liabilities (3)	$121,293	$101,269	$48,472
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
During the year ended December 31, 2024, the Company sold some of its leased vehicles, driving the gain on disposal of $89,693.
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

For the years ended December 31,	2024	2023	2022
Net Income	$67,470,314	$104,864,641	$138,635,025
Basic Weighted-Average Shares Outstanding	197,937,683	190,589,143	121,264,175
Effect of dilutive securities:
Stock options	—	—	83,384
Restricted stock units	1,695,791	1,292,582	2,040,181
Performance stock units	603,867	438,818	248,206
Common warrants	40,039	3,044,307	18,118,722
Diluted Weighted-Average Shares Outstanding	200,277,380	195,364,850	141,754,668
Basic Earnings per Share	$0.34	$0.55	$1.14
Diluted Earnings per Share	$0.34	$0.54	$0.98
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022, as their effect would have been anti-dilutive.

	2024	2023	2022
Antidilutive securities:
Stock options to purchase common stock	66,511	264,966	70,500
Unvested restricted stock units	32,231	56,153	13,512
Unvested performance stock units	1,260,595	1,445,804	814,255

NOTE 5 — ACQUISITIONS & DIVESTITURES
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
The Stronghold Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805 – Business Combinations. The fair value of the consideration paid by Ring and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on Ring’s books as of the date of the closing of the Stronghold Acquisition. Additionally, costs directly related to the Stronghold Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Stronghold’s oil and gas properties. The inputs and assumptions related to the oil and gas properties were categorized as level 3 in the fair value hierarchy.

The following table represents the final allocation of the total cost of the Stronghold Acquisition to the assets acquired and liabilities assumed as of the Stronghold Acquisition date:

Consideration:
Shares of Common Stock issued	21,339,986
Common Stock price as of August 31, 2022	$3.24
Common Stock Consideration	$69,141,555

Shares of Preferred Stock issued	153,176
Aggregate Liquidation Preference	$153,176,000
Conversion Price	$3.60
As-Converted Shares of Common Stock	42,548,892
Common Stock Price as of August 31, 2022	$3.24
Preferred Stock Consideration	$137,858,446

Cash consideration:
Closing amount paid to Stronghold	$121,392,455
Escrow deposit paid	46,500,000
Cash paid for inventory and fixed assets	4,527,103
Cash paid for realized losses on August oil derivatives	1,777,925
Cash received for post-close adjustments, net	(5,535,839)
Total cash consideration	168,661,644
Fair value of deferred payment liability	14,807,276
Post-close settlement paid to Stronghold	3,511,170
Fair value of consideration paid to seller	393,980,091

Direct transaction costs	9,162,143
Total consideration	$403,142,234

Fair value of assets acquired:
Oil and natural gas properties	$439,589,683
Inventory and fixed assets	4,527,103
Amount attributable to assets acquired	$444,116,786
Fair value of liabilities assumed:
Suspense liability	$1,651,596
Derivative liabilities, marked to market	24,784,406
Asset retirement obligations	14,538,550
Amount attributable to liabilities assumed	$40,974,552
Net assets acquired	$403,142,234
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
CBP Vertical Well Sale
On September 30, 2024, the Company completed the sale of certain oil and gas properties, including vertical wells and associated facilities, within Andrews County, Texas and Gaines County, Texas to an unaffiliated party for a sales price of $5.5 million. As part of the sale, the buyer assumed an asset retirement obligation balance of approximately $2.7 million.
Yoakum County Purchase
On December 24, 2024, the Company completed the purchase of assorted leases and additional well interests in Yoakum County, Texas from an unaffiliated party for approximately $1.4 million. The purchase had an effective date of December 1, 2024 with a required down payment of $175,000 due at closing and the remainder of $1,175,000 due in January 2025.
NOTE 6 — OIL AND NATURAL GAS PRODUCING ACTIVITIES
Set forth below is certain information regarding the aggregate capitalized costs of oil and natural gas properties and costs incurred by the Company for its oil and natural gas property acquisitions, development and exploration activities:
Capitalized Costs

As of December 31,	2024	2023
Oil and natural gas properties, full cost method
Proved properties	1,809,309,848	1,663,548,249
Unproved properties	—	—
Total oil and natural gas properties, full cost method	1,809,309,848	1,663,548,249
Accumulated depletion of oil and natural gas properties	(469,786,336)	(373,280,583)

Net oil and natural gas properties capitalized	$1,339,523,512	$1,290,267,666
Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2024	2023	2022
Payments to acquire oil and natural gas properties	$2,210,826	$82,900,900	$179,387,490
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	153,945,456	152,559,314	129,332,155
Total costs incurred	$156,156,282	$235,460,214	$308,719,645
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
The following presents the impact of the Company’s contracts on its Balance Sheets for the periods indicated.

	As of December 31,
	2024	2023
Commodity derivative instruments, marked to market:

Derivative assets, current	5,497,057	7,768,697
Discounted deferred premiums	—	(1,553,323)
Derivatives assets, current, net of premiums	$5,497,057	$6,215,374

Derivative assets, noncurrent	$5,473,375	$11,634,714

Derivative liabilities, current	$6,410,547	$7,520,336

Derivative liabilities, noncurrent	$2,912,745	$11,510,368
The components of “Gain (loss) on derivative contracts” from the Statements of Operations are as follows for the respective periods:

	For the years ended December 31,
	2024	2023	2022
Oil derivatives:
Realized gain (loss) on oil derivatives	$(10,264,202)	$(11,364,484)	$(61,875,870)
Unrealized gain (loss) on oil derivatives	6,859,929	9,462,374	40,546,123
Gain (loss) on oil derivatives	$(3,404,273)	$(1,902,110)	$(21,329,747)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	5,070,529	2,279,564	(650,084)
Unrealized gain (loss) on natural gas derivatives	(4,032,173)	2,389,708	447,172
Gain (loss) on natural gas derivatives	$1,038,356	$4,669,272	$(202,912)

Gain (loss) on derivative contracts	$(2,365,917)	$2,767,162	$(21,532,659)
The components of “Cash received (paid) for derivative settlements, net” within the Statements of Cash Flows are as follows for the respective periods:

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(10,264,202)	$(11,364,484)	$(61,875,870)
Cash received (paid) for natural gas derivatives	5,070,529	2,279,564	(650,084)
Cash received (paid) for derivative settlements, net	$(5,193,673)	$(9,084,920)	$(62,525,954)

The following tables reflect the details of current derivative contracts as of December 31, 2024 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026

Swaps:
Hedged volume (Bbl)	193,397	151,763	351,917	141,755	477,350	457,101	59,400	423,000
Weighted average swap price	$68.68	$68.53	$71.41	$69.13	$70.16	$69.38	$66.70	$66.70

Two-way collars:
Hedged volume (Bbl)	474,750	464,100	225,400	404,800	—	—	379,685	—
Weighted average put price	$57.06	$60.00	$65.00	$60.00	$—	$—	$60.00	$—
Weighted average call price	$75.82	$69.85	$78.91	$75.68	$—	$—	$72.50	$—

	Gas Hedges (Henry Hub)
	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026

NYMEX Swaps:
Hedged volume (MMBtu)	451,884	647,200	330,250	11,400	26,600	555,300	17,400	513,300
Weighted average swap price	$3.77	$3.46	$3.72	$3.74	$3.74	$3.39	$3.74	$3.74

Two-way collars:
Hedged volume (MMBtu)	22,016	27,300	308,200	598,000	553,500	—	515,728	—
Weighted average put price	$3.00	$3.00	$3.00	$3.00	$3.50	$—	$3.00	$—
Weighted average call price	$4.40	$4.15	$4.75	$4.15	$5.03	$—	$3.93	$—

	Oil Hedges (basis differential)
	Q1 2025	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026

Argus basis swaps:
Hedged volume (Bbl)	177,000	273,000	276,000	276,000	—	—	—	—
Weighted average spread price (1)	$1.00	$1.00	$1.00	$1.00	$—	$—	$—	$—

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023

Commodity Derivatives - Assets	$—	$17,850,088	$—	$17,850,088
Commodity Derivatives - Liabilities	—	(19,030,704)	—	(19,030,704)

Total	$—	$(1,180,616)	$—	$(1,180,616)

As of December 31, 2024

Commodity Derivatives - Assets	$—	$10,970,432	$—	$10,970,432
Commodity Derivatives - Liabilities	—	(9,323,292)	—	(9,323,292)

Total	$—	$1,647,140	$—	$1,647,140
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
Rather than Eurodollar loans, the reference rate in the Second Credit Agreement is the SOFR. Also, the Second Credit Agreement permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Second Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Second Credit Agreement) is not greater than 80%.
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
As of December 31, 2024, $385 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Second Credit Agreement.
Under the Second Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of December 31, 2024, the Company's unused line of credit was $215.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $385 million and standby letters of credit of $35,000 in total ($10,000 with state and federal agencies and $25,000 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 10 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation of the asset retirement obligation for the years ended December 31, 2024, 2023 and 2022 is as follows:

Balance, December 31, 2021	$15,292,054
Liabilities acquired	14,538,550
Liabilities incurred	353,008
Liabilities settled	(940,738)
Accretion expense	983,432
Balance, December 31, 2022	$30,226,306
Liabilities acquired	2,090,777
Liabilities incurred	439,528
Liabilities sold	(5,340,211)
Liabilities settled	(647,828)
Revision of estimate (1)	53,826
Accretion expense	1,425,686
Balance, December 31, 2023	$28,248,084
Liabilities incurred	695,553
Liabilities sold	(3,219,651)
Liabilities settled	(855,561)
Revision of estimate (1)	133,794
Accretion expense	1,380,298
Balance, December 31, 2024	$26,382,517
(1)Several factors are considered in the annual review process, including current estimates for removal cost and estimated remaining useful life of the assets. The revisions recorded during the years ended December 31, 2024 and 2023 were related to shorter estimated useful lives, with regards to planned dates to plug and abandon such assets.
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	December 31, 2024	December 31, 2023
Asset retirement obligations, current	$517,674	$165,642
Asset retirement obligations, non-current	25,864,843	28,082,442
Asset retirement obligations	$26,382,517	$28,248,084
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
During February and March 2023, a total of 4,517,427 Common Warrants were exercised, at the exercise price of $0.80 per share. On April 11 and 12, 2023, the Company and certain holders of the common warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreement (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 common warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the immediate exercise of the common warrants held by such Participating Holders in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the common warrants by the Participating Holders pursuant to the Exercise Agreement, which was recognized as an equity issuance cost in accordance with ASC 815-40-35-17(a). In the Statement of Stockholders' Equity, the net impact to Stockholders' Equity is $8,687,655, which is net of $309,888 in advisory fees. As of December 31, 2023, a total of 78,200 Common Warrants remained outstanding. No Common Warrants were exercised during 2024, so a total of 78,200 Common Warrants remained outstanding as of December 31, 2024.
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
Common stock issued for option exercises – During the year ended December 31, 2022, the Company issued 52,494 shares of common stock as a result of stock option exercises. No stock options were exercised in 2023 or 2024. The following tables present the details of the exercises:

	Options exercised	Exercise price ($)	Shares issued	Shares retained	Cash paid at exercise ($)	Stock price on date of exercise ($)	Aggregate value of shares retained ($)
2022	100,000	$2.00	52,494	47,506	$—	$4.21	$200,000

2022 Totals	100,000		52,494	47,506	$—		200,000
2022 Weighted Averages		$2.00				$4.21
NOTE 12 — EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARD PLAN, AND 401(K)
Compensation expense charged against income for share-based awards during the years ended December 31, 2024, 2023, and 2022 is shown in the table below. These amounts are included in General and administrative expense in the Statements of Operations.

	For the years ended December 31,
	2024	2023	2022
Share-based compensation expense from:
Employee stock options	$—	$—	$—
Restricted stock unit grants	3,544,748	4,537,026	4,148,639
Performance stock unit awards	1,961,269	4,296,399	3,013,592
Total share-based compensation	$5,506,017	$8,833,425	$7,162,231
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. As of December 31, 2024, there were no shares available for future grants under the 2011 Plan.
In 2021, the Board and Company shareholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting, the shareholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. As of December 31, 2024, there were 5,317,129 shares available for grant under the 2021 Plan.
Employee Stock Options – No stock options were granted in the years ended December 31, 2024, 2023, or 2022. All outstanding stock option awards vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2024, 2023, and 2022 and changes during the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024		2023		2022
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	70,500	$10.33	265,500	$4.21	365,500	$3.61
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(5,000)	5.50	(195,000)	2.00	—	—
Exercised	—	—	—	—	(100,000)	2.00

Outstanding at end of year	65,500	$10.70	70,500	$10.33	265,500	$4.21

Exercisable at end of year	65,500	$10.70	70,500	$10.33	265,500	$4.21
As of December 31, 2024, the Company had $0 of unrecognized compensation cost related to stock options. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2024 was $0. The aggregate intrinsic value of options exercisable at December 31, 2024 was $0. The year-end intrinsic values are based on a December 31, 2024 closing stock price of $1.36.
No stock options were exercised during 2024 or 2023. Stock options exercised of 100,000 shares in 2022 had an aggregate intrinsic value on the date of exercise of $221,000.

The following table summarizes information related to the Company’s stock options outstanding as of December 31, 2024:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
14.54	10,000	0.73	10,000
8.00	4,500	0.92	4,500
6.42	15,000	1.34	15,000
11.75	36,000	1.95	36,000
$10.70	65,500	1.55	65,500
Restricted stock unit grants – Following is a table reflecting the restricted stock unit grants during 2024, 2023 and 2022:

Grant date	# of restricted stock units
February 9, 2022	1,247,061
April 13, 2022	7,143
May 10, 2022	10,349
June 16, 2022	2,150
July 14, 2022	8,547
August 29, 2022	30,581
September 1, 2022	37,797
September 19, 2022	49,645
February 16, 2023	2,270,842
February 13, 2024	2,647,970
April 5, 2024	60,000
July 31, 2024	76,600
December 9, 2024	83,000
Restricted stock unit grants issued prior to 2020 vest at the rate of 20% each year over five years beginning one year from the date granted. Restricted stock unit grants issued during 2020 and in following years vest at a rate of 33% each year over three years beginning one year from the date granted for all employees. Restricted stock unit awards granted to members of the Board generally vest on the first anniversary of the grant date. The Company accrues for estimated forfeitures in share-based compensation by an annual factor of 3%. For forfeited awards, in the period of occurrence, the reduction in expense is booked as an incremental reduction to share-based compensation. For non-forfeited awards, in the final period of expense, the incremental remaining expense is recognized.

A summary of the status of restricted stock unit grants and changes during the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	3,148,226	$2.40	2,623,790	$2.29	2,572,596	$1.75
Granted	2,867,570	1.34	2,270,842	2.22	1,393,273	2.83
Forfeited or rescinded	(510,351)	1.61	(66,174)	2.22	(31,185)	2.83
Vested	(1,688,317)	2.43	(1,680,232)	1.99	(1,310,894)	1.79
Outstanding at end of year	3,817,128	$1.70	3,148,226	$2.40	2,623,790	$2.29
As of December 31, 2024, the Company had $2,247,371 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 1.76 years.
During 2024, 2023, and 2022, 1,688,317, 1,680,232, and 1,310,894 restricted stock units vested, respectively. At the dates of vesting those restricted stock units had an aggregate intrinsic value of $2,439,773, $3,203,568, and $3,807,996, respectively.
Performance Stock Units - In accordance with the 2021 Plan, upon Board approval, the Company entered into performance stock unit (“PSU”) agreements (the “PSU Agreement”) with certain employees. The PSUs are performance-based restricted stock units subject to the terms of the 2021 Plan and the PSU Agreement.
On November 22, 2021, the Company granted a total of 860,216 PSUs to the Company’s five executive officers (the “2021 PSU Awards”). The performance period for the 2021 PSU Awards began on January 1, 2021, and ended on December 31, 2023. Based on the achievement of the performance goals for the 2021 PSU Awards, a total of 1,170,024 PSUs vested on December 31, 2023.
On February 9, 2022, the Company granted a total of 860,216 PSUs to the Company's five executive officers (the "2022 PSU Awards"). The performance period for the 2022 PSU Awards began on January 1, 2022, and ended on December 31, 2024. In July 2024, two of the executive officers separated from the Company, forfeiting 215,054 of these PSUs. Based on the achievement of the performance goals for the 2022 PSU Awards, a total of 571,324 PSUs vested on December 31, 2024.
On February 16, 2023, the Company granted a total of 1,162,162 PSUs to the Company's five executive officers (the "2023 PSU Awards"). The performance period for the 2023 PSU Awards began on January 1, 2023, and will end on December 31, 2025. In July 2024, two of the aforementioned executive officers separated from the Company, forfeiting 270,270 of these PSUs.
On April 30, 2024, the Company granted a total of 1,378,378 PSUs to the Company's five executive officers (the "2024 PSU Awards"). The performance period for the 2024 PSU Awards began on January 1, 2024, and will end on December 31, 2026. In July 2024, two of the aforementioned executive officers separated from the Company, forfeiting 378,378 of these PSUs.

A summary of the status of the PSU awards and changes during the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024		2023		2022
	Performance Stock Units	Weighted- Average Grant Date Fair Value	Performance Stock Units	Weighted- Average Grant Date Fair Value	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	2,022,378	$3.11	1,720,432	$3.76	860,216	$3.87
Granted	1,378,378	2.27	1,162,162	2.71	860,216	3.65
Incremental performance stock units vested	248,742	—	309,808	—	—	—
Forfeited, cancelled or rescinded	(1,186,282)	2.38	—	—	—	—
Vested	(571,324)	2.79	(1,170,024)	3.66	—	—
Outstanding at end of year	1,891,892	$2.47	2,022,378	$3.11	1,720,432	$3.76
The Company accrues for estimated forfeitures in share-based compensation by an annual factor of 3%. For forfeited awards, in the period of occurrence, the reduction in expense is booked as an incremental reduction to share-based compensation. For non-forfeited awards, in the final period of expense, the incremental remaining expense is recognized.
As of December 31, 2024, the Company had $3,088,198 of unrecognized compensation cost related to the PSU Awards that will be recognized over a weighted average period of 1.60 years.
During 2024, 571,324 PSUs vested. At the dates of vesting those PSUs had an aggregate intrinsic value of $877,420.
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
The following table presents the matching contributions expense recognized for the Company’s 401(k) plan for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Employer safe harbor match	$455,641	$346,268	$284,094
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company for $250,000 to the State of Texas, $10,000 to a federal agency and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company, reduced the $250,000 standby letter of credit to the State of Texas to $0, and retained the standby letter of credit to the federal agency at $10,000. As of December 31, 2024, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letter of credit to the federal agency is extended for a term of one year at a time. The Company intends to renew the standby letter of credit to the federal agency for as long as required. Although the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will need to be renewed until released. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of December 31,

2024, the Company still had a surety bond in place of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2025 and they can be renewed at that time. As of December 31, 2024, the Company had $2,275,000 in total surety bonds.
NOTE 14 — INCOME TAXES
For the years ended December 31, 2024, 2023, and 2022, components of our provision for income taxes are as follows:

Provision for Income Taxes:	2024	2023	2022
Federal deferred tax	$19,096,010	$(901,522)	$6,437,680
State current tax	401,197	72,213	—
State deferred tax	943,747	954,551	1,971,044
Provision for Income Taxes	$20,440,954	$125,242	$8,408,724
The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation:	2024	2023	2022
Pre-tax book income (1)	$87,911,268	$104,917,670	$147,043,749
Tax at federal statutory rate	$18,461,366	$22,032,711	$30,879,187
Excess tax benefit from stock option exercises and restricted stock vesting	104,344	478,304	(312,268)
Adjust prior estimates to tax return	69,654	(474,617)	214,740
States taxes, net of federal benefit	1,008,096	1,122,782	1,443,145
Valuation allowance	—	(24,182,975)	(24,151,242)
Non-deductible expenses and other	797,494	1,149,037	335,162
Provision for Income Taxes	$20,440,954	$125,242	$8,408,724
(1) Amount in the year ended December 31, 2023 represented pre-tax book income, net of income taxes paid.

The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The net deferred taxes consisted of the following as of December 31, 2024 and 2023:

	12/31/2024 Total	12/31/2023 Total
Deferred Tax Assets
Net operating loss (NOL) carryforward	68,516,720	82,011,212
Share-based compensation	1,097,273	1,372,277
Asset retirement obligation	5,755,174	6,165,239
Fair value of derivative instruments	—	224,209
§163(j) business interest expense carryforward	18,838,600	12,854,900
Other	1,672,268	1,638,297
Gross Deferred Tax Assets	95,880,035	104,266,134
Less: valuation allowance	—	—
Net Deferred Tax Assets	95,880,035	104,266,134

Deferred Tax Liabilities
Property and equipment	(123,318,803)	(111,872,367)
Fair value of derivative instruments	(392,761)	—
Other	(760,273)	(945,812)
Net Deferred Tax Liabilities	(124,471,837)	(112,818,179)

Net Deferred Tax Liability	(28,591,802)	(8,552,045)
As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $89.7 million which, if unused, will begin to expire in 2033 and fully expire in 2037 and an additional $235.0 million that can be carried forward indefinitely.
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
As of December 31, 2024, we carried a valuation allowance against our federal and state deferred tax assets of $0. We have considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth. As of June 30, 2023, the Company was no longer in a cumulative loss position. As a result, future forecasted pre-tax book income was considered as positive evidence in assessing the valuation allowance. Based on the change in judgment on the realizability of the related federal deferred tax assets in future years, the Company released $24.2 million of valuation allowance as a benefit during the year ended December 31, 2023. This, coupled with the income tax provision for the year ended December 31, 2024 resulted in an ending federal net deferred tax liability of $24,632,169. Additionally, the Company reported a net state deferred tax liability at December 31, 2024 of $3,959,633 attributable to certain state deferred tax liabilities mainly associated with property and equipment.

NOTE 15 — SEGMENT REPORTING
In accordance with ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," the Company has performed an assessment of its reporting to comply with the new requirements for the fiscal year beginning January 1, 2024. The Company's operations consist of the exploration, production, and sale of oil, natural gas, and NGLs, primarily within the Permian Basin of Texas, and is regulated by the Texas RRC. The Company operates different areas within the Permian Basin, including the Northwest Shelf and Central Basin Platform.
The Company's operations and financials are managed by one cohesive group of individuals, identified as the chief operating decision maker ("CODM"), consisting of the Chairman of the Board and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President of Engineering and Corporate Strategy; Executive Vice President of Exploration and Geosciences; and Vice President of Operations. The CODM group reviews the Company's operating results, including condensed financial statements on a monthly basis for evaluating performance and determining resource allocation. The significant expense categories provided to the CODM include lease operating expenses; gathering, transportation and processing costs; ad valorem taxes; and oil and natural gas production taxes. Each of these costs are deducted from oil, natural gas, and natural gas liquids revenues by operating segment to arrive at operating segment profit, used to assess performance.
The Company assessed whether its operating segments exhibited similar economic characteristics and whether its operating segments had a similar nature of products, services, production processes, purchaser types/classes, product distribution, and regulatory environment. Each operating segment has similar products (oil, natural gas, and NGLs), similar production processes, similar types of purchasers (midstream companies, or companies with midstream components), similar methods of product delivery, and is governed by the same regulations. After a thorough analysis of each of these factors with regards to the Company's operating segments, it has been determined that it is appropriate to aggregate its operating segments into a single reportable segment, Exploration and Production, which includes all of its revenues, lease operating expenses, gathering, transportation and processing costs, ad valorem taxes, and oil and natural gas production taxes. Refer to table below.

	For the years ended December 31,
	2024	2023	2022
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$366,327,414	$361,056,001	$347,249,537
Lease operating expenses (2)	(78,310,949)	(70,158,227)	(47,695,351)
Gathering, transportation and processing costs	(506,333)	(457,573)	(1,830,024)
Ad valorem taxes	(8,069,064)	(6,757,841)	(4,670,617)
Oil and natural gas production taxes	(16,116,565)	(18,135,336)	(17,125,982)
Exploration and Production segment profit	$263,324,503	$265,547,024	$275,927,563
(1) All of the Company's revenues are within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the years ended December 31,
	2024	2023	2022
Lease operating expenses:
Workovers	$15,150,944	$14,919,560	$7,443,031
Other lease operating expenses	$63,160,005	$55,238,667	$40,252,320
Total lease operating expenses	$78,310,949	$70,158,227	$47,695,351
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's consolidated income before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's consolidated assets.

	For the year ended December 31, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$366,327,414	$—	$366,327,414
Lease operating expenses	(78,310,949)	—	(78,310,949)
Gathering, transportation and processing costs	(506,333)	—	(506,333)
Ad valorem taxes	(8,069,064)	—	(8,069,064)
Oil and natural gas production taxes	(16,116,565)	—	(16,116,565)
Depreciation, depletion and amortization (3)	—	(98,702,843)	(98,702,843)
Asset retirement obligation accretion	—	(1,380,298)	(1,380,298)
Operating lease expense	—	(700,362)	(700,362)
General and administrative expense	—	(29,640,300)	(29,640,300)
Interest income	—	491,946	491,946
Interest (expense)	—	(43,311,810)	(43,311,810)
Gain (loss) on derivative contracts	—	(2,365,917)	(2,365,917)
Gain (loss) on disposal of assets	—	89,693	89,693
Other income	—	106,656	106,656
Income (Loss) Before Benefit from (Provision for) Income Taxes	$263,324,503	$(175,413,235)	$87,911,268

Total Assets (3)	$1,381,583,504	$26,515,970	$1,408,099,474
Capital expenditures	$151,946,171	$—	$151,946,171
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the year ended December 31, 2023
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$361,056,001	$—	$361,056,001
Lease operating expenses	(70,158,227)	—	(70,158,227)
Gathering, transportation and processing costs	(457,573)	—	(457,573)
Ad valorem taxes	(6,757,841)	—	(6,757,841)
Oil and natural gas production taxes	(18,135,336)	—	(18,135,336)
Depreciation, depletion and amortization (3)	—	(88,610,291)	(88,610,291)
Asset retirement obligation accretion	—	(1,425,686)	(1,425,686)
Operating lease expense	—	(541,801)	(541,801)
General and administrative expense	—	(29,188,755)	(29,188,755)
Interest income	—	257,155	257,155
Interest (expense)	—	(43,926,732)	(43,926,732)
Gain (loss) on derivative contracts	—	2,767,162	2,767,162
Gain (loss) on disposal of assets	—	(87,128)	(87,128)
Other income	—	198,935	198,935
Income (Loss) Before Benefit from (Provision for) Income Taxes	$265,547,024	$(160,557,141)	$104,989,883

Total Assets (3)	$1,338,584,701	$37,911,691	$1,376,496,392
Capital expenditures	$151,969,735	$—	$151,969,735

	For the year ended December 31, 2022
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$347,249,537	$—	$347,249,537
Lease operating expenses	(47,695,351)	—	(47,695,351)
Gathering, transportation and processing costs	(1,830,024)	—	(1,830,024)
Ad valorem taxes	(4,670,617)	—	(4,670,617)
Oil and natural gas production taxes	(17,125,982)	—	(17,125,982)
Depreciation, depletion and amortization (3)	—	(55,740,767)	(55,740,767)
Asset retirement obligation accretion	—	(983,432)	(983,432)
Operating lease expense	—	(363,908)	(363,908)
General and administrative expense	—	(27,095,323)	(27,095,323)
Interest income	—	4	4
Interest (expense)	—	(23,167,729)	(23,167,729)
Gain (loss) on derivative contracts	—	(21,532,659)	(21,532,659)
Income (Loss) Before Benefit from (Provision for) Income Taxes	$275,927,563	$(128,883,814)	$147,043,749

Total Assets (3)	$1,229,752,442	$39,247,355	$1,268,999,797
Capital expenditures	$140,051,159	$—	$140,051,159

The following table discloses the purchasers from which 10% or more of revenues were derived in the years noted.

	For the years ended December 31,
	2024	2023	2022
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company ("Phillips")	61%	66%	68%
Concord Energy LLC	14%
LPC Crude III, LLC	13%
NGL Crude Partners ("NGL Crude")	10%	10%	13%
Enterprise Crude Oil LLC ("Enterprise")		12%	5%
(4) All the Company's purchasers are within the Exploration and Production operating segment.

NOTE 16 — LEGAL MATTERS
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have concluded discovery in the matter and are currently set for trial in the first quarter of 2025.
NOTE 17 — SUBSEQUENT EVENTS

Lime Rock Purchase and Sale Agreement On February 25, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. ("LRRA") and Lime Rock Resources IV-C, L.P. ("LRRC" and with LRRA, "Lime Rock"), as seller, entered into a purchase and sale agreement (the "Purchase Agreement"). The Purchase Agreement provides that the Company will acquire (the "Lime Rock Acquisition") interests in oil and gas leases and related property of Lime Rock located in the Central Basin Platform of Texas for a purchase price (the "Purchase Price") of approximately $90 million in cash with $80 million due at closing and $10 million due on the nine months anniversary of closing, and 7,388,799 shares of our common stock. The Purchase Price is subject to customary purchase price adjustments with an effective date of October 1, 2024. On February 26, 2025, in connection with the Purchase Agreement, the Company deposited $5.0 million in cash into a third party escrow account as a deposit pursuant to the Purchase Agreement, which will be credited against the Purchase Price upon the closing of the Lime Rock Acquisition.

RING ENERGY, INC.
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES
(Unaudited)
Results of Operations from Oil and Natural Gas Producing Activities – The Company’s results of operations from oil and natural gas producing activities exclude interest expense, gain from change in fair value of derivatives, and other financing expense.

For the years ended December 31,	2024	2023	2022
Oil, natural gas, and natural gas liquids sales	$366,327,414	$361,056,001	$347,249,537
Lease operating expenses	(78,310,949)	(70,158,227)	(47,695,351)
Gathering, transportation and processing costs	(506,333)	(457,573)	(1,830,024)
Ad valorem taxes	(8,069,064)	(6,757,841)	(4,670,617)
Production taxes	(16,116,565)	(18,135,336)	(17,125,982)
Depreciation, depletion, and amortization	(98,702,843)	(88,610,291)	(55,740,767)
General and administrative (exclusive of corporate overhead)	(3,360,370)	(2,839,401)	(1,617,095)
Income tax expense	(37,493,250)	(208,917)	(12,502,187)
Results of Oil and Natural Gas Producing Operations	$123,768,040	$173,888,415	$206,067,514
Costs Incurred in Oil and Gas Producing Activities

For the years Ended December 31,	2024	2023	2022
Payments to acquire oil and natural gas properties	$2,210,826	$82,900,900	$179,387,490
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	153,945,456	152,559,314	129,332,155
Total costs incurred	$156,156,282	$235,460,214	$308,719,645
Capitalized Costs

As of December 31,	2024	2023
Oil and natural gas properties, full cost method
Proved properties	1,809,309,848	1,663,548,249
Unproved properties	—	—
Total oil and natural gas properties, full cost method	1,809,309,848	1,663,548,249
Accumulated depletion of oil and natural gas properties	(469,786,336)	(373,280,583)

Net oil and natural gas properties capitalized	$1,339,523,512	$1,290,267,666
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
The proved reserves estimates shown herein for the years ended December 31, 2024, 2023 and 2022 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
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
The oil prices as of December 31, 2024, 2023 and 2022 are based on the respective 12-month unweighted average of the first of the month prices of the WTI spot prices which equates to $71.96 per barrel, $74.70 per barrel and $90.15 per barrel, respectively. The natural gas prices as of December 31, 2024, 2023 and 2022 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $2.130 per MMBtu, $2.637 per MMBtu and $6.358 per MMBtu, respectively. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
Proved reserves are estimated reserves of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and methods.

For the Year Ended December 31,	2024
	Oil (1)	Natural Gas (1)	Natural Gas Liquids (1)	Boe
Proved Developed and Undeveloped Reserves
Beginning of year	82,141,277	146,396,322	23,218,564	129,759,229
Purchase of minerals in place	—	—	—	—
Extensions, discoveries and improved recovery	11,495,236	10,630,769	2,738,451	16,005,482
Sales of minerals in place	(1,140,568)	(56,020)	(16,361)	(1,166,266)
Production	(4,861,628)	(6,423,674)	(1,258,814)	(7,191,054)
Revisions of previous quantity estimates	(6,730,246)	(730,235)	3,621,245	(3,230,707)

End of year	80,904,071	149,817,162	28,303,085	134,176,684

Proved Developed at beginning of year	56,029,039	99,896,022	15,449,907	88,128,284
Proved Undeveloped at beginning of year	26,112,238	46,500,300	7,768,657	41,630,945

Proved Developed at end of year	56,106,714	102,538,111	19,426,387	92,622,787
Proved Undeveloped at end of year	24,797,357	47,279,051	8,876,698	41,553,897

For the Year Ended December 31,	2023
	Oil (1)	Natural Gas (1)	Natural Gas Liquids (1)	Boe
Proved Developed and Undeveloped Reserves
Beginning of year	88,704,743	157,870,449	23,105,658	138,122,143
Purchase of minerals in place	6,543,640	3,372,965	1,089,382	8,195,183
Extensions, discoveries and improved recovery	3,098,845	4,113,480	1,014,343	4,798,768
Sales of minerals in place	(4,897,921)	(2,674,955)	(392,953)	(5,736,700)
Production	(4,579,942)	(6,339,158)	(976,852)	(6,613,320)
Revisions of previous quantity estimates	(6,728,088)	(9,946,459)	(621,014)	(9,006,845)

End of year	82,141,277	146,396,322	23,218,564	129,759,229

Proved Developed at beginning of year	57,012,137	106,399,050	15,332,804	90,078,116
Proved Undeveloped at beginning of year	31,692,606	51,471,399	7,772,854	48,044,027

Proved Developed at end of year	56,029,039	99,896,022	15,449,907	88,128,284
Proved Undeveloped at end of year	26,112,238	46,500,300	7,768,657	41,630,945

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
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Extensions. In 2024, extensions of 16.0 MMBoe were primarily the result of the successful operated drilling program in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2024, the Company did not purchase any additional reserves.
•Sales of minerals in place. In 2024, the Company sold 1.2 MMBoe from the divestiture of certain oil and gas properties, including vertical wells and associated facilities, within the Central Basin Platform in Andrews and Gaines Counties.
•Revision of previous estimates. In 2024, the negative revisions of prior reserves of 3.2 MMBoe consisted of a positive 0.2 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials), offset by a negative 3.4 MMBoe related to changes in performance and other economic factors.
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

Standardized Measure of Discounted Future Net Cash Flows

As of December 31,	2024	2023	2022
Future cash inflows	$6,165,487,616	$6,622,410,752	$9,871,961,000
Future production costs	(2,432,555,200)	(2,413,303,488)	(2,751,896,250)
Future development costs (1)	(536,825,664)	(562,063,424)	(647,196,750)
Future income taxes	(465,768,645)	(548,664,988)	(1,142,147,641)
Future net cash flows	2,730,338,107	3,098,378,852	5,330,720,359
10% annual discount for estimated timing of cash flows	(1,497,401,764)	(1,699,193,661)	(3,058,606,841)

Standardized Measure of Discounted Future Net Cash Flows	$1,232,936,343	$1,399,185,191	$2,272,113,518
(1) Future development costs include not only development costs but also future asset retirement costs.
The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2024:
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2024	2023	2022
Beginning of the year	$1,399,185,191	$2,272,113,518	$1,137,364,848
Purchase of minerals in place	—	141,738,066	996,313,882
Extensions, discoveries and improved recovery	226,741,618	57,607,609	20,447,842
Development costs incurred during the year	71,665,321	70,697,664	67,454,522
Sales of oil and gas produced, net of production costs	(263,830,836)	(266,004,598)	(283,588,498)
Sales of minerals in place	(10,230,951)	(59,600,128)	—
Accretion of discount	164,703,142	277,365,650	133,209,763
Net changes in price and production costs	(285,618,955)	(1,181,594,019)	646,819,172
Net change in estimated future development costs	6,732,428	37,865,811	(53,253,626)
Revisions of previous quantity estimates	(50,292,499)	(187,443,783)	33,583,837
Changes in estimated timing of cash flows	(44,073,556)	(17,257,348)	(119,428,019)
Net change in income taxes	17,955,440	253,696,749	(306,810,205)

End of the Year	$1,232,936,343	$1,399,185,191	$2,272,113,518