Form 10-Q
period 2025-03-31
RING ENERGY, INC.
filed 2025-05-07
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had outstanding 206,524,508 shares of common stock ($0.001 par value).

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
•the short and long-term potential impact to us of worsening trade relations and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, trade wars, and supply chain disruptions;
•our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities;
•possible adverse results from litigation and the use of financial resources to defend ourselves; and
•the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
The following (a) condensed balance sheet as of December 31, 2024 which has been derived from our audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its most recent Annual Report on Form 10-K.
6

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,100,851	$1,866,395
Accounts receivable	35,680,686	36,172,316
Joint interest billing receivables, net	2,121,035	1,083,164
Derivative assets	5,309,892	5,497,057
Inventory	3,300,755	4,047,819
Prepaid expenses and other assets	1,156,529	1,781,341
Total Current Assets	48,669,748	50,448,092
Properties and Equipment
Oil and natural gas properties, full cost method	1,932,616,777	1,809,309,848
Financing lease asset subject to depreciation	4,272,259	4,634,556
Fixed assets subject to depreciation	3,359,292	3,389,907
Total Properties and Equipment	1,940,248,328	1,817,334,311
Accumulated depreciation, depletion and amortization	(496,993,139)	(475,212,325)
Net Properties and Equipment	1,443,255,189	1,342,121,986
Operating lease asset	1,753,693	1,906,264
Derivative assets	5,020,380	5,473,375
Deferred financing costs	6,911,264	8,149,757
Total Assets	$1,505,610,274	$1,408,099,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,417,436	$95,729,261
Income tax liability	537,591	328,985
Financing lease liability	846,380	906,119
Operating lease liability	661,487	648,204
Derivative liabilities	5,426,195	6,410,547
Notes payable	—	496,397
Deferred cash payment	9,415,066	—
Asset retirement obligations	441,611	517,674
Total Current Liabilities	103,745,766	105,037,187

Non-current Liabilities
Deferred income taxes	31,496,585	28,591,802
Revolving line of credit	460,000,000	385,000,000
Financing lease liability, less current portion	708,304	647,078
Operating lease liability, less current portion	1,234,690	1,405,837
Derivative liabilities	3,632,133	2,912,745
Asset retirement obligations	28,826,738	25,864,843
Total Liabilities	629,644,216	549,459,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 206,509,126 shares and 198,561,378 shares issued and outstanding, respectively	206,509	198,561
Additional paid-in capital	808,627,109	800,419,719
Retained earnings (Accumulated deficit)	67,132,440	58,021,702
Total Stockholders’ Equity	875,966,058	858,639,982
Total Liabilities and Stockholders' Equity	$1,505,610,274	$1,408,099,474
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Oil, Natural Gas, and Natural Gas Liquids Revenues	$79,091,207	$94,503,136

Costs and Operating Expenses
Lease operating expenses	19,677,552	18,360,434
Gathering, transportation and processing costs	203,612	166,054
Ad valorem taxes	1,532,108	2,145,631
Oil and natural gas production taxes	3,584,455	4,428,303
Depreciation, depletion and amortization	22,615,983	23,792,450
Asset retirement obligation accretion	326,549	350,834
Operating lease expense	175,091	175,091
General and administrative expense	8,619,976	7,469,222

Total Costs and Operating Expenses	56,735,326	56,888,019

Income from Operations	22,355,881	37,615,117

Other Income (Expense)
Interest income	90,058	78,544
Interest (expense)	(9,498,786)	(11,498,944)
Gain (loss) on derivative contracts	(928,790)	(19,014,495)
Gain (loss) on disposal of assets	124,610	38,355
Other income	8,942	25,686
Net Other Income (Expense)	(10,203,966)	(30,370,854)

Income (Loss) Before Benefit from (Provision for) Income Taxes	12,151,915	7,244,263

Benefit from (Provision for) Income Taxes	(3,041,177)	(1,728,886)
Net Income (Loss)	$9,110,738	$5,515,377

Basic Earnings (Loss) per Share	$0.05	$0.03
Diluted Earnings (Loss) per Share	$0.05	$0.03
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Three Months Ended March 31, 2025	Shares	Amount
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$58,021,702	$858,639,982
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$67,132,440	$875,966,058

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124

    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities
Net income	$9,110,738	$5,515,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,615,983	23,792,450
Asset retirement obligation accretion	326,549	350,834
Amortization of deferred financing costs	1,238,493	1,221,607
Share-based compensation	1,690,958	1,723,832
Credit loss expense	17,917	163,840
(Gain) loss on disposal of assets	(124,610)	—
Deferred income tax expense (benefit)	2,805,346	1,585,445
Excess tax expense (benefit) related to share-based compensation	99,437	40,808
(Gain) loss on derivative contracts	928,790	19,014,495
Cash received (paid) for derivative settlements, net	(553,594)	(1,461,515)
Changes in operating assets and liabilities:
Accounts receivable	(564,158)	(5,240,487)
Inventory	747,064	171,416
Prepaid expenses and other assets	624,812	503,704
Accounts payable	(10,385,137)	(1,601,276)
Settlement of asset retirement obligation	(207,580)	(591,361)
Net Cash Provided by Operating Activities	28,371,008	45,189,169
Cash Flows From Investing Activities
Payments for the Lime Rock Acquisition	(70,859,769)	—
Payments to purchase oil and natural gas properties	(647,106)	(475,858)
Payments to develop oil and natural gas properties	(31,083,507)	(38,904,808)
Payments to acquire or improve fixed assets subject to depreciation	(34,275)	(124,937)
Proceeds from sale of fixed assets subject to depreciation	17,360	—
Net Cash Used in Investing Activities	(102,607,297)	(39,505,603)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	114,000,000	51,500,000
Payments on revolving line of credit	(39,000,000)	(54,500,000)
Payments for taxes withheld on vested restricted shares, net	(896,431)	(814,985)
Payments on notes payable	(496,397)	(533,734)
Reduction of financing lease liabilities	(136,427)	(255,156)
Net Cash Provided by (Used in) Financing Activities	73,470,745	(4,603,875)
Net Increase (Decrease) in Cash	(765,544)	1,079,691
Cash at Beginning of Period	1,866,395	296,384
Cash at End of Period	$1,100,851	$1,376,075

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental Cash Flow Information
Cash paid for interest	$8,356,963	$9,926,520
Cash paid (refunded) for income taxes	(72,213)	—

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$16,867	$168,848
Asset retirement obligation acquired	2,587,179	—
Financing lease assets obtained in exchange for new financing lease liability, net (1)	269,498	254,855
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	714,648	(3,120,789)

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$63,599,939	$—
Escrow deposit released at closing	5,000,000	—
Direct transaction costs	2,294,105	—
Cash paid for fixed assets acquired	(34,275)	—
Payments for the Lime Rock Acquisition	$70,859,769	$—
Investing Activities - Noncash
Assumption of suspense liability	$561,977	$—
Assumption of asset retirement obligation	2,587,179	—
Deferred cash payment at fair value	9,415,066	—
Financing Activities - Noncash
Common stock issued for acquisition	$7,420,811	$—
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $37,381 of finance lease asset terminations for the three months ended March 31, 2025.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
Organization and Nature of Operations – Ring Energy is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin in Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform in the Permian Basin in Texas.
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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $850,851 and $1,616,395 as of March 31, 2025 and December 31, 2024, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the three months ended March 31, 2025, sales to three purchasers represented 67%, 13% and 10%, respectively, of total oil, natural gas, and natural gas liquids sales. As of March 31, 2025, receivables outstanding from these three purchasers represented 80%, 10% and 7%, respectively, of accounts receivable. The following table reflects the Company's beginning and ending balances of our account receivables from purchasers of our oil and gas.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance of accounts receivable from purchasers of oil and gas	$33,774,968	$37,879,779
Ending balance of accounts receivable from purchasers of oil and gas	35,111,264	34,415,464
Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of March 31, 2025 or December 31, 2024.

Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Credit loss expense	$17,917	$163,840
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Joint interest billing receivables	$2,320,685	$1,264,897
Allowance for credit losses	(199,650)	(181,733)
Joint interest billing receivables, net	$2,121,035	$1,083,164
The increase of $17,917 in the allowance for credit losses during the three months ended March 31, 2025 was for owner settlements considered uncollectible with no offsetting revenues held in suspense.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Depletion	$22,254,576	$23,429,612
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.44	$13.53
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
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three months ended March 31, 2025 and 2024.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Depreciation	$96,620	$101,937
Notes Payable – At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. In November 2024, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a face value after down payments of $58,773. The APR for both notes was 7.98%. As of March 31, 2025 and December 31, 2024, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $0 and $496,397, respectively.

The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Weighted average notes payable balance	$302,200	$325,251
Weighted average interest rate on weighted average notes payable	8.63%	7.85%
The following table shows interest paid related to notes payable for the three months ended March 31, 2025 and 2024. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest paid for notes payable	$6,521	$6,380
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operation loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of March 31, 2025 and December 31, 2024, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
The Company recorded the following federal and state income tax benefits (provisions) for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Deferred federal income tax benefit (provision)	$(2,816,078)	$(1,551,759)
Current state income tax benefit (provision)	(136,393)	(102,633)
Deferred state income tax benefit (provision)	(88,706)	(74,494)
Benefit from (Provision for) Income Taxes	$(3,041,177)	$(1,728,886)

Effective tax rate (1)	25.03%	23.87%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income Before Benefit from (Provision for) Income Taxes. The effective tax rates for the three months ended March 31, 2025 and 2024 were higher than the federal statutory corporate tax rate, primarily impacted by the state income taxes.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Share-based compensation	$1,690,958	$1,723,832
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

Recently Adopted Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR ("London Inter-Bank Offered Rate") or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04 with an effective date of January 1, 2024. Beginning August 31, 2022, under the Company's Credit Agreement, the Company's interest rates were transitioned from the LIBOR to the SOFR ("Secured Overnight Financing Rate") reference rate. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate. As such, the adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
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
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments from this update provide for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. Further, the amount of income taxes paid (net of refunds received) are required to be disaggregated by (i) federal (national), state, and foreign taxes, and (ii) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments from this update require that all entities disclose (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. As such, the Company adopted ASU 2023-09 effective January 1, 2025. The Company will include the applicable enhanced disclosures in its annual financial statements for the year ended December 31, 2025.
In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. As such, the Company adopted ASU 2024-02 effective January 1, 2025. The adoption did not have a material impact on the Company's condensed financial statements.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The purpose of this update is to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods with annual reporting periods beginning after December

15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.

NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil, natural gas, and NGLs. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in ASC 606-10-50-14A, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a purchaser represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration, as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content, and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. Once consideration is received from the purchaser, the Company records any variances between the estimates and actual amounts, which has historically not been significant.
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

Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$76,505,050	$92,294,585
Natural gas (1)	(302,727)	(818,235)
Natural gas liquids	2,888,884	3,026,786
Total oil, natural gas, and natural gas liquids revenues	$79,091,207	$94,503,136
(1) In the three months ended March 31, 2025 and 2024, the Company experienced a net negative total gas revenue, due to a lower gross realized sales prices per Mcf compared with the plant fees per Mcf.
NOTE 3 — LEASES
The Company has operating leases for its offices in Midland, Texas and The Woodlands, Texas. The Midland office was originally under a five-year lease which began January 1, 2021. The Midland office lease was amended effective October 1, 2022, with the revised five-year lease ending September 30, 2027. Beginning January 15, 2021, the Company entered into a five-and-a-half-year sub-lease for office space in The Woodlands, Texas; however, effective as of May 31, 2023, The Woodlands office sub-lease was terminated. On May 9, 2023, the Company entered into a 71-month (five years and 11-month) new lease for a larger amount of office space in The Woodlands, Texas. The future payments for these office spaces are reflected in the future lease payments schedule below.
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
The Company has financing leases for vehicles. These leases have an initial term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term and the proceeds are settled in cash or applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of March 31, 2025 are as follows:

	2025	2026	2027	2028	2029	Other Future Years	Total
Operating lease payments (1)	$547,077	$636,649	$460,497	$250,606	$149,628	$—	$2,044,457
Financing lease payments (2)	749,113	647,580	262,333	17,609	—	—	1,676,635

(1)The weighted average annual discount rate as of March 31, 2025 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $148,280. The weighted average remaining term of operating leases was 3.25 years.

(2)The weighted average annual discount rate as of March 31, 2025 for financing leases was 7.45%. Based on this rate, the future lease payments above include imputed interest of $121,951. The weighted average remaining term of financing leases was 1.87 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	March 31, 2025	December 31, 2024
Operating lease liability, current portion	$661,487	$648,204
Operating lease liability, non-current portion	1,234,690	1,405,837
Operating lease liability, total	$1,896,177	$2,054,041
Total undiscounted future cash flows (sum of future operating lease payments)	2,044,457	2,224,840
Imputed interest	148,280	170,799
Undiscounted future cash flows less imputed interest	$1,896,177	$2,054,041

Financing lease liability, current portion	$846,380	$906,119
Financing lease liability, non-current portion	708,304	647,078
Financing lease liability, total	$1,554,684	$1,553,197
Total undiscounted future cash flows (sum of future financing lease payments)	1,676,635	1,667,763
Imputed interest	121,951	114,566
Undiscounted future cash flows less imputed interest	$1,554,684	$1,553,197
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease costs	$175,091	$175,091
Short-term lease costs (1)	1,152,304	981,291
Financing lease costs:
Amortization of financing lease assets (2)	264,787	260,901
Interest on financing lease liabilities (3)	28,741	31,317

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net Income (Loss)	$9,110,738	$5,515,377
Basic Weighted-Average Shares Outstanding	199,314,182	197,389,782
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	1,509,099	1,126,604
Performance stock units	219,236	752,551
Common warrants	30,077	36,213
Diluted Weighted-Average Shares Outstanding	201,072,594	199,305,150
Basic Earnings (Loss) per Share	$0.05	$0.03
Diluted Earnings (Loss) per Share	$0.05	$0.03
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024, as their effect would have been anti-dilutive.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Antidilutive securities:
Stock options to purchase common stock	65,500	69,566
Unvested restricted stock units	76,600	—
Unvested performance stock units	1,000,000	1,592,268

NOTE 5 — ACQUISITIONS AND DIVESTITURES

CBP Vertical Well Sale

On September 30, 2024, the Company completed the sale of certain oil and gas properties, including vertical wells and associated facilities, within Andrews County, Texas and Gaines County, Texas to an unaffiliated party for $5.5 million, with cash consideration being the same. As part of the sale, the buyer assumed an asset retirement obligation balance of approximately $2.7 million.

Lime Rock Acquisition
On February 25, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”) and Lime Rock Resources IV-C, L.P. ("LRRC" and with LRRA, "Lime Rock"), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”). Pursuant to the closing of the Purchase Agreement, on March 31, 2025 the Company acquired (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in the Central Basin Platform of the Texas Permian Basin in Andrews County, Texas, for a purchase price (the “Purchase Price”) of (i) a cash deposit of $5.0 million paid on February 26, 2025 into a third-party escrow account as a deposit pursuant to the Purchase Agreement, (ii) approximately $63.6 million in cash paid on the closing date, net of approximately $12.7 million of preliminary and customary purchase price adjustments and subject to final post-closing settlement between the Company and Lime Rock with an effective date of October 1, 2024, (iii) an aggregate of 6,452,879 shares of common stock and (iv) a deferred cash payment of $10.0 million to be paid by December 31, 2025.
The Lime Rock Acquisition was accounted for as an asset acquisition in accordance with ASC 805. The fair value of the consideration paid by Ring and allocation to the underlying assets acquired, on a relative fair value basis, was recorded as of the date of the closing of the Lime Rock Acquisition. Additionally, costs directly related to the Lime Rock Acquisition were capitalized as a component of the purchase price. Determining the fair value of the assets and liabilities acquired required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Lime Rock's oil and gas properties. The inputs and assumptions related to the oil and gas properties were categorized as level 3 in the fair value hierarchy.

The following table represents the preliminary allocation of the total cost of the Lime Rock Acquisition to the assets acquired and liabilities assumed as of the Lime Rock Acquisition date:

Consideration:
Common stock consideration
Shares of common stock issued	6,452,879
Common stock price as of March 31, 2025	$1.15
Total common stock consideration	$7,420,811
Cash consideration
Escrow deposit released at closing	$5,000,000
Closing amount paid to Lime Rock	63,599,939
Fair value of deferred payment liability	9,415,066
Total cash consideration	$78,015,005
Direct transaction costs	2,294,105
Total consideration	$87,729,921

Fair value of assets acquired:
Oil and natural gas properties	$90,844,802
Fixed assets	34,275
Amount attributable to assets acquired	$90,879,077
Fair value of liabilities assumed:
Suspense liability	$561,977
Asset retirement obligations	2,587,179
Amount attributable to liabilities assumed	$3,149,156
Net assets acquired	$87,729,921

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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	March 31, 2025	December 31, 2024
Commodity derivative instruments, marked to market:

Derivatives assets, current	$5,309,892	$5,497,057

Derivative assets, noncurrent	$5,020,380	$5,473,375

Derivative liabilities, current	$5,426,195	$6,410,547

Derivative liabilities, noncurrent	$3,632,133	$2,912,745
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Oil derivatives:
Realized gain (loss) on oil derivatives	$(640,267)	$(2,738,970)
Unrealized gain (loss) on oil derivatives	2,341,425	(16,994,322)
Gain (loss) on oil derivatives	$1,701,158	$(19,733,292)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	$86,673	$1,277,455
Unrealized gain (loss) on natural gas derivatives	(2,716,621)	(558,658)
Gain (loss) on natural gas derivatives	$(2,629,948)	$718,797

Gain (loss) on derivative contracts	$(928,790)	$(19,014,495)
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(640,267)	$(2,738,970)
Cash received (paid) for natural gas derivatives	86,673	1,277,455
Cash received (paid) for derivative settlements, net	$(553,594)	$(1,461,515)
The following tables reflect the details of current derivative contracts as of March 31, 2025 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

Swaps:
Hedged volume (Bbl)	151,763	351,917	141,755	477,350	457,101	59,400	423,000	381,500
Weighted average swap price	$68.53	$71.41	$69.13	$70.16	$69.38	$66.70	$66.70	$63.80

Two-way collars:
Hedged volume (Bbl)	464,100	225,400	404,800	—	—	379,685	—	—
Weighted average put price	$60.00	$65.00	$60.00	$—	$—	$60.00	$—	$—
Weighted average call price	$69.85	$78.91	$75.68	$—	$—	$72.50	$—	$—

	Gas Hedges (Henry Hub)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

NYMEX Swaps:
Hedged volume (MMBtu)	513,900	455,250	128,400	140,600	662,300	121,400	613,300	—
Weighted average swap price	$3.60	$3.88	$4.25	$4.20	$3.54	$4.22	$3.83	$—

Two-way collars:
Hedged volume (MMBtu)	18,300	308,200	598,000	553,500	—	515,728	—	700,000
Weighted average put price	$3.00	$3.00	$3.00	$3.50	$—	$3.00	$—	$4.00
Weighted average call price	$4.15	$4.75	$4.15	$5.03	$—	$3.93	$—	$5.20

	Oil Hedges (basis differential)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	276,000	276,000	—	—	—	—	—
Weighted average spread price (1)	$1.00	$1.00	$1.00	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027
El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	—	—	—	—	700,000
Weighted average spread price (2)	$—	$—	$—	$—	$—	$—	$—	$0.74
(1) The oil basis swap hedges are calculated as the fixed price (weighted average spread price above) less the difference between WTI Midland and WTI Cushing, in the issue of Argus Americas Crude.
(2) The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024

Commodity Derivatives - Assets	$—	$10,970,432	$—	$10,970,432
Commodity Derivatives - Liabilities	$—	$(9,323,292)	$—	$(9,323,292)

Total	$—	$1,647,140	$—	$1,647,140

As of March 31, 2025

Commodity Derivatives - Assets	$—	$10,330,272	$—	$10,330,272
Commodity Derivatives - Liabilities	$—	$(9,058,328)	$—	$(9,058,328)

Total	$—	$1,271,944	$—	$1,271,944
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.
NOTE 8 — REVOLVING LINE OF CREDIT
On August 31, 2022, the Company entered into that certain Second Amended and Restated Credit Agreement (the "Credit Agreement"), with a maximum borrowing base of $1 billion secured by substantially all of the assets of the Company and a maturity date of August 2026. On February 12, 2024, the Company, Truist Bank as the Administrative Agent (the "Administrative Agent") and Issuing Bank, and the lenders party thereto (the "Lenders") entered into an amendment (the "Amendment") to the Credit Agreement. Among other things, the Amendment amends the definition of Free Cash Flow so amounts used by the Company for acquisitions will no longer be subtracted from the calculation of Free Cash Flow.
The Credit Agreement has a borrowing base of $600 million, which is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and cancellation of certain hedging positions.
The reference rate in the Credit Agreement is the Secured Overnight Financing Rate ("SOFR"). Also, the Credit Agreement permits the Company to declare dividends for its equity owners, subject to certain limitations, including (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, taxes, depreciation and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Credit Agreement) is not greater than 80%.
The interest rate on each SOFR Loan will be the adjusted term SOFR for the applicable interest period plus a margin between 3.0% and 4.0% (depending on the then-current level of borrowing base usage). The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 0.00% per annum, plus (b) a margin between 2.0% and 3.0% per annum (depending on the then-current level of borrowing base usage).
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Agreement) of 1.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, and producing oil and gas. However, if the borrowing base utilization is less than 25% at the hedge testing date and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 0% from such hedge testing date to the next succeeding hedge testing date and if the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of March 31, 2025, $460 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of March 31, 2025, the Company's unused line of credit was approximately $140.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $460 million and standby letters of credit of $35,000 ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $600 million borrowing base.
NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the three months ended March 31, 2025 is as follows:

Balance, December 31, 2024	$26,382,517
Liabilities acquired	2,587,179
Liabilities incurred	16,867
Liabilities settled	(44,763)
Accretion expense	326,549
Balance, March 31, 2025	$29,268,349
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	March 31, 2025	December 31, 2024
Asset retirement obligations, current	$441,611	$517,674
Asset retirement obligations, non-current	28,826,738	25,864,843
Asset retirement obligations	$29,268,349	$26,382,517
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2024, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the three months ended March 31, 2025 and 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of March 31, 2025, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2024	78,200	$0.80

Exercisable, December 31, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2025	78,200	$0.80
NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Share-based compensation expense charged against income for share-based awards during the three months ended March 31, 2025 and 2024 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended
	March 31, 2025	March 31, 2024
Share-based compensation expense from:
Employee stock options	$—	$—
Restricted stock unit grants	1,247,329	1,131,697
Performance stock unit awards	443,629	592,135
Total share-based compensation	$1,690,958	$1,723,832
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. There were no shares eligible for grant, either as stock options or as restricted stock, as of March 31, 2025.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. There were 1,625,756 shares available for grant as of March 31, 2025 under the 2021 Plan.

Employee Stock Options
A summary of the status of the stock options as of March 31, 2025 and 2024 and changes during the respective three month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years

Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years
The intrinsic values were calculated using the closing price on March 31, 2025 of $1.15 and the closing price on March 31, 2024 of $1.96. As of March 31, 2025, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock unit ("RSU") activity as of March 31, 2025 and 2024, respectively, and changes during the respective three month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77

Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42
As of March 31, 2025, the Company had $5,835,740 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 2.35 years. Grant activity for the three months ended March 31, 2025 was primarily RSU for the annual long-term incentive plan awards for employees.
Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of March 31, 2025 and 2024, respectively, along with changes during the respective three month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11

Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47
As of March 31, 2025, the Company had $2,644,746 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.38 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company for $250,000 to the State of Texas, $10,000 to a federal agency, and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company, reduced the $250,000 standby letter of credit to the State of Texas to $0, and retained the standby letter of credit to the federal agency at $10,000. As of March 31, 2025, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letter of credit to the federal agency is extended for a term of one year at a time. The Company intends to renew the standby letter of credit to the federal agency for as long as required. Although the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will need to be renewed until released. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of March 31, 2025, the Company still had a surety bond in place of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2025 and they can be renewed at that time. As of March 31, 2025, the Company had $2,275,000 in total surety bonds.
NOTE 13 — SEGMENT REPORTING
In accordance with ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," the Company has performed an assessment of its reporting to comply with the new requirements for the fiscal year beginning January 1, 2024 and for interim periods beginning January 1, 2025. The Company's operations consist of the exploration, production, and sale of oil, natural gas, and NGLs, primarily within the Permian Basin of Texas, and is regulated by the RRC. The Company operates different areas within the Permian Basin, including the Northwest Shelf and Central Basin Platform.
The Company's operations and financials are managed by one cohesive group of individuals, identified as the chief operating decision maker ("CODM"), consisting of the Chairman of the Board and Chief Executive Officer; Executive Vice President and Chief Operations Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Exploration Officer; and Senior Vice President of Operations. The CODM group reviews the Company's operating results, including condensed financial statements on a monthly basis for evaluating performance and determining resource allocation. The significant expense categories provided to the CODM include lease operating expenses; gathering, transportation and processing costs; ad valorem taxes; and oil and natural gas production taxes. Each of these costs are deducted from oil, natural gas, and natural gas liquids revenues by operating segment to arrive at operating segment profit, used to assess performance.
The Company assessed whether its operating segments exhibited similar economic characteristics and whether its operating segments had a similar nature of products, services, production processes, purchaser types/classes, product distribution, and regulatory environment. Each operating segment has similar products (oil, natural gas, and NGLs), similar production processes, similar types of purchasers (midstream companies, or companies with midstream components), similar methods of product delivery, and is governed by the same regulations. After a thorough analysis of each of these factors with regards to the Company's operating segments, it has been determined that it is appropriate to aggregate its operating segments into a single reportable segment, Exploration and Production, which includes all of its revenues, lease operating expenses, gathering, transportation and processing costs, ad valorem taxes, and oil and natural gas production taxes. Refer to the table below.

	For the Three Months Ended March 31,
	2025	2024
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$79,091,207	$94,503,136
Lease operating expenses (2)	(19,677,552)	(18,360,434)
Gathering, transportation and processing costs	(203,612)	(166,054)
Ad valorem taxes	(1,532,108)	(2,145,631)
Oil and natural gas production taxes	(3,584,455)	(4,428,303)
Exploration and Production segment profit	$54,093,480	$69,402,714
(1) All of the Company's revenues are within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended March 31,
	2025	2024
Lease operating expenses:
Workovers	$2,816,209	$3,590,292
Other lease operating expenses	$16,861,343	$14,770,142
Total lease operating expenses	$19,677,552	$18,360,434
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's consolidated income before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's consolidated assets.

	For the three months ended March 31, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$79,091,207	$—	$79,091,207
Lease operating expenses	(19,677,552)	—	(19,677,552)
Gathering, transportation and processing costs	(203,612)	—	(203,612)
Ad valorem taxes	(1,532,108)	—	(1,532,108)
Oil and natural gas production taxes	(3,584,455)	—	(3,584,455)
Depreciation, depletion and amortization (3)	—	(22,615,983)	(22,615,983)
Asset retirement obligation accretion	—	(326,549)	(326,549)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(8,619,976)	(8,619,976)
Interest income	—	90,058	90,058
Interest (expense)	—	(9,498,786)	(9,498,786)
Gain (loss) on derivative contracts	—	(928,790)	(928,790)
Gain (loss) on disposal of assets	—	124,610	124,610
Other income	—	8,942	8,942
Income (Loss) Before Benefit from (Provision for) Income Taxes	$54,093,480	$(41,941,565)	$12,151,915

Total Assets (3)	$1,482,143,321	$23,466,953	$1,505,610,274
Capital expenditures	$32,451,531	$—	$32,451,531

(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the three months ended March 31, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$94,503,136	$—	$94,503,136
Lease operating expenses	(18,360,434)	—	(18,360,434)
Gathering, transportation and processing costs	(166,054)	—	(166,054)
Ad valorem taxes	(2,145,631)	—	(2,145,631)
Oil and natural gas production taxes	(4,428,303)	—	(4,428,303)
Depreciation, depletion and amortization (3)	—	(23,792,450)	(23,792,450)
Asset retirement obligation accretion	—	(350,834)	(350,834)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(7,469,222)	(7,469,222)
Interest income	—	78,544	78,544
Interest (expense)	—	(11,498,944)	(11,498,944)
Gain (loss) on derivative contracts	—	(19,014,495)	(19,014,495)
Gain (loss) on disposal of assets	—	38,355	38,355
Other income	—	25,686	25,686
Income (Loss) Before Benefit from (Provision for) Income Taxes	$69,402,714	$(62,158,451)	$7,244,263

Total Assets (3)	$1,356,323,667	$28,360,273	$1,384,683,940
Capital expenditures	$36,261,008	$—	$36,261,008
The following table discloses the purchasers from which 10% or more of revenues were derived in the years noted.

	For the Three Months Ended March 31,
	2025	2024
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company ("Phillips")	67%	61%
Concord Energy LLC	13%	13%
LPC Crude III, LLC	*	12%
NGL Crude Partners ("NGL Crude")	10%	10%
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%
NOTE 14 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of March 31, 2025, through the date these condensed financial statements were issued, May 7, 2025. The Company did not have any material subsequent events to report.

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
Overview
Ring Energy, Inc. (the "Company," "Ring," "we," "us," "our" and similar terms) is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin in Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, both of which are part of the Permian Basin.
Business Description and Plan of Operation
The Company is focused on balancing the need to reduce long-term debt and further developing our oil and gas properties to maintain or grow our annual production. We intend to achieve both through proper allocation of cash flow generated by our operations and potentially through the sale of non-core assets. We intend to continue evaluating potential transactions to acquire strategic producing assets with attractive acreage positions that can provide competitive returns for our stockholders.
•Growing production and reserves by developing our oil-rich resource base through conventional and horizontal drilling. In an effort to maximize its value and resources potential, Ring intends to drill and develop its acreage base in both the Northwest Shelf and Central Basin Platform, allowing Ring to execute on its plan of operating within its generated cash flow.
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
•Pursue strategic acquisitions with attractive upside potential. Ring has a history of acquiring leasehold positions that it believes to have additional resource potential that meet its targeted returns on invested capital and comparable to its existing inventory of drilling locations. We pursue an acquisition strategy designed to increase reserves at attractive finding costs and complement existing core properties. Management intends to continue to pursue strategic acquisitions and structure the potential transactions financially, so they improve our balance sheet metrics and are accretive to stockholders. Our executive team, with its extensive experience in the Permian Basin, has many relationships with operators and service providers in the region.

2025 Developments and Highlights

Lime Rock Acquisition

On March 31, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”), and Lime Rock Resources IV-C, L.P. (“LRRC” and with LRRA, “Lime Rock”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated February 25, 2025, by and among the Company, LRRA and LRRC (the “Purchase Agreement”) that was previously reported on Form 8-K filed on February 28, 2025 with the Securities and Exchange Commission (“SEC”). At the closing of the Purchase Agreement, among other things, the Company acquired (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in Andrews County, Texas, for an aggregate purchase price (the “Purchase Price”) of approximately $68.6 million in cash at closing (the “Closing Cash Consideration”), net of preliminary and customary purchase price adjustments and subject to final post-closing settlement between the Company and Lime Rock, $10.0 million due on or about December 31, 2025, and an aggregate of 6,452,879 shares of common stock of the Company, net of preliminary and customary purchase price adjustments. At the closing of the Lime Rock Acquisition, $5.0 million of the Closing Cash Consideration was retained in an escrow account to support Lime Rock’s indemnity obligations under the Purchase Agreement.

Drilling and Completion
In the first quarter of 2025, in the Northwest Shelf in Yoakum County, the Company drilled and completed three 1-mile horizontal wells and one 1.25-mile horizontal well, all with a working interest of 75%. In the Central Basin Platform in Ector County, the Company drilled and completed three vertical wells, all with a working interest of 100%.
The table below sets forth our drilling and completion activities for the three months ended March 31, 2025.

Quarter	Area	Wells Drilled	Wells Completed	Drilled Uncompleted ("DUC")

1Q 2025	Northwest Shelf (Horizontal)	4	4	—
	Central Basin Platform (Horizontal)	—	—	—
	Central Basin Platform (Vertical)	3	3	—
	Total	7	7	—
(1) Total does not include the SWD well(s) drilled and completed in the [ ].
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

Average oil and natural gas prices received through 2024 and 2025 to date continue to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.

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

Inflation

Inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment and services used in our operations and we expect inflation to continue based on current economic circumstances, including tariffs, trade wars, and supply chain disruptions. In addition, the attempts to reduce inflation by the U.S. Federal Reserve have resulted in increased interest rates on debt. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
Net sales:
Oil	$76,505,050	$92,294,585	$(15,789,535)	(17)%
Natural gas	(302,727)	(818,235)	515,508	63%
Natural gas liquids	2,888,884	3,026,786	(137,902)	(5)%
Total sales	$79,091,207	$94,503,136	$(15,411,929)	(16)%

Net production:
Oil (Bbls)	1,086,694	1,218,837	(132,143)	(11)%
Natural gas (Mcf)	1,615,196	1,496,507	118,689	8%
Natural gas liquids (Bbls)	299,366	263,802	35,564	13%
Total production (Boe)(1)	1,655,259	1,732,057	(76,798)	(4)%

Average sales price:
Oil (per Bbl)	$70.40	$75.72	$(5.32)	(7)%
Natural gas (per Mcf)	(0.19)	(0.55)	0.36	65%
Natural gas liquids (Bbl)	9.65	11.47	(1.82)	(16)%
Total per Boe	$47.78	$54.56	$(6.78)	(12)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $15.8 million from $92.3 million to $76.5 million, with a volume variance of $(10.0) million due to an decrease in sales volume from 1,218,837 barrels of oil to 1,086,694 barrels of oil, as well as a price variance of $(5.8) million from a decrease in the average realized price per barrel from $75.72 to $70.40. Of the decrease in volume of (132,143) barrels, 62% was related to a reduction in production in the Northwest Shelf and 38% was related to a reduction in production in the Central Basin Platform. The Company's drilling and completion activities in the months preceding the first quarter of 2024 were higher than in the months preceding the first quarter of 2025, which resulted in less offsets to declining production. The decreased average realized price per barrel was primarily the result of weaker market conditions.
Natural gas sales. Natural gas sales increased approximately $0.5 million from a negative $0.8 million to a negative $0.3 million, with a price variance of $0.6 million with a volume variance making up the remaining variance. The natural gas sales volume increased from 1,496,507 Mcf to 1,615,196 Mcf, and the average realized price per Mcf increased from $(0.55) to $(0.19). Of the increase in volume of 118,689 Mcf, 129% was from increased production in the Northwest Shelf, with a reduction of 29% from lower production in the Central Basin Platform. The price increase was driven by higher market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the three months ended March 31, 2025, gross revenues were $1.86 per Mcf and fees were $(2.05) per Mcf, compared to gross revenues of $1.19 per Mcf and fees of $(1.74) per Mcf for the three months ended March 31, 2024. This resulted in a net realized price of $(0.19) for the three months ended March 31, 2025 compared to $(0.55) per Mcf for the three months ended March 31, 2024.
Natural gas liquids sales. NGL sales slightly decreased by $0.1 million from $3.0 million to $2.9 million. NGL sales volumes for the three months ended March 31, 2025 were 299,366 barrels of NGLs compared to 263,802 barrels of NGLs for the comparable period in 2024. Of the increase in volume of 35,564 barrels, 128% was due to increased production in the Northwest Shelf while a reduction of 28% was due to lower production in the Central Basin Platform. The average realized price per barrel of NGLs decreased by $1.82 to $9.65 for the three months ended March 31, 2025 compared to $11.47 for the three months ended March 31, 2024, attributable to weaker market conditions. Specifically, the gross realized price per NGL barrel was $22.64 and the average fees per barrel was $(12.99), resulting in a net realized price of

$9.65 for the three months ended March 31, 2025, while the gross realized price per NGL barrel was $21.40 and the average fees per barrel was $(9.93), resulting in a net realized price of $11.47 for the same period in 2024.

Production Costs for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change

Lease operating expenses ("LOE")	$19,677,552	$18,360,434	$1,317,118	7%
Average LOE per Boe	$11.89	$10.60	$1.29	12%

Gathering, transportation and processing costs ("GTP")	$203,612	$166,054	$37,558	23%
Average GTP per Boe	$0.12	$0.10	$0.02	20%

Ad valorem taxes	$1,532,108	$2,145,631	$(613,523)	(29)%
Average Ad valorem taxes per Boe	$0.93	$1.24	$(0.31)	(25)%

Oil and natural gas production taxes	$3,584,455	$4,428,303	$(843,848)	(19)%
Average Production taxes per Boe	$2.17	$2.56	$(0.39)	(15)%
Production taxes as a percentage of total sales	4.53%	4.69%	(0.16)%	(3)%
Lease operating expenses. Our total LOE increased from $18.4 million to $19.7 million and LOE per Boe increased from $10.60 to $11.89. Total LOE increased despite a 4% decrease in production of 76,798 Boe primarily due to an increase in electricity costs of $1.2 million. Other cost increases included contract services of $0.6 million, environmental costs of $0.3 million, equipment rental of $0.2 million, and chemical costs of $0.2 million. This was offset by reductions in LOE costs from workovers of $0.8 million and salaries of $0.4 million.
Gathering, transportation and processing costs. Our total GTP increased $37,558 from $166,054 to $203,612 and increased on a per Boe basis from $0.10 to $0.12. The increase in GTP costs was due to the higher natural gas Mcf and NGL barrels processed as well as a prior period adjustment for fee exempt owners.
Ad valorem taxes. Our total ad valorem taxes decreased from $2.1 million to $1.5 million and decreased on a per Boe basis from $1.24 to $0.93. Of the approximate $0.6 million decrease in ad valorem taxes, $0.5 million was from the reversal of the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.69% for the three months ended March 31, 2024 and decreased to 4.53% for the three months ended March 31, 2025. Overall, the percentage was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$22,254,576	$23,429,612	$(1,175,036)	(5)%
Depreciation	96,620	101,937	(5,317)	(5)%
Amortization of financing lease assets	264,787	260,901	3,886	1%
Total depreciation, depletion and amortization	$22,615,983	$23,792,450	$(1,176,467)	(5)%

Depletion per Boe	$13.44	$13.53	$(0.09)	(1)%
Depreciation, depletion and amortization per Boe	$13.66	$13.74	$(0.08)	(1)%

Asset retirement obligation ("ARO") accretion	$326,549	$350,834	$(24,285)	(7)%

Operating lease expense	$175,091	$175,091	$—	—%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$6,929,018	$5,745,390	$1,183,628	21%
Share-based compensation	1,690,958	1,723,832	(32,874)	(2)%
Total general and administrative expense	$8,619,976	$7,469,222	$1,150,754	15%

G&A per Boe	$5.21	$4.31	$0.90	21%
G&A excluding Share-based compensation, per Boe	$4.19	$3.32	$0.87	26%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $1.2 million from $23.8 million to $22.6 million, with $1.2 million of the reduction from lower depletion. The decrease in depletion was primarily due to a volume variance of $(1.1) million from a decrease of 76,798 in Boe produced. Further, depletion had a price variance of $(0.1) million, from a lower depletion expense per Boe, due to an increase in the amortization base (Boe). Our average depreciation, depletion and amortization per Boe decreased from $13.74 per Boe to $13.66 per Boe.
Asset retirement obligation accretion. Our ARO accretion decreased by $24,285 from $350,834 to $326,549 primarily as a result of wells plugged and abandoned and sold, offset by the additional ARO accretion associated with newly drilled wells.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. G&A expense increased approximately $1.2 million from $7.5 million to $8.6 million, with the $1.2 million cost increase primarily due to an increase of $0.8 million in bonus compensation and $0.7 million in salaries and wages (including impacts from severance paid), offset by reductions of $0.1 million in credit loss expense, $0.1 million in legal fees, and $0.1 million in other professional fees.

Other Income (Expense) for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change

Interest income	$90,058	$78,544	$11,514	15%

Interest expense:
Interest on revolving line of credit	$7,947,642	$9,766,051	$(1,818,409)	(19)%
Fees associated with revolving line of credit	277,389	239,628	37,761	16%
Amortization of deferred financing costs	1,238,493	1,221,607	16,886	1%
Interest on financing lease liabilities	28,741	31,317	(2,576)	(8)%
Interest paid for notes payable	6,521	6,380	141	2%
Other interest	—	233,961	(233,961)	(100)%
Total interest expense	$9,498,786	$11,498,944	$(2,000,158)	(17)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(640,267)	$(2,738,970)	$2,098,703	77%
Natural gas	86,673	1,277,455	(1,190,782)	(93)%
Total realized gain (loss)	$(553,594)	$(1,461,515)	$907,921	62%
Unrealized gain (loss):
Crude oil	$2,341,425	$(16,994,322)	$19,335,747	114%
Natural gas	(2,716,621)	(558,658)	(2,157,963)	(386)%
Total unrealized gain (loss)	$(375,196)	$(17,552,980)	$17,177,784	98%
Total gain (loss) on derivative contracts:	$(928,790)	$(19,014,495)	$18,085,705	95%

Gain (loss) on disposal of assets	$124,610	$38,355	$86,255	225%
Other income	$8,942	$25,686	$(16,744)	(65)%
Interest income. Interest income increased $11,514 from $78,544 to $90,058, from $7,367 in severance tax interest payments and $4,147 from depositing excess cash balances in bank sweep accounts.
Interest expense. Interest expense decreased by $2.0 million from $11.5 million to $9.5 million due to the result of lower interest rates, with a weighted average annual interest rate of 8.3% during the three months ended March 31, 2025 compared to 9.3% during the three months ended March 31, 2024. Further, we had lower amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $393.3 million during the three months ended March 31, 2025 compared to approximately $428.8 million during the three months ended March 31, 2024.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $0.9 million for the three months ended March 31, 2025 and a loss on derivative contracts of $19.0 million for the three months ended March 31, 2024. For the derivative contract settlements, we recorded a realized loss of $0.6 million for the three months ended March 31, 2025 and a realized loss of $1.5 million for the three months ended March 31, 2024. The decrease of $0.9 million in the realized loss was a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $0.4 million for the three months ended March 31, 2025 and an unrealized loss of $17.6 million for the three months ended March 31, 2024. This positive change in unrealized derivatives primarily was due to the changes in crude oil futures prices on derivative contracts in the Company's portfolio.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets increased $86,255 from $38,355 to $124,610 with $93,229 of the increase from the sale of leased vehicles offset by a reduction of $6,974 from selling owned vehicles.

Other income. Other income decreased $16,744 from $25,686 to $8,942 from the Company's charge card rebate program.

Benefit from (Provision for) Income Taxes for the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(2,816,078)	$(1,551,759)	$(1,264,319)	(81)%
Current state income tax benefit (provision)	(136,393)	(102,633)	(33,760)	(33)%
Deferred state income tax benefit (provision)	(88,706)	(74,494)	(14,212)	(19)%
Benefit from (Provision for) Income Taxes	$(3,041,177)	$(1,728,886)	$(1,312,291)	(76)%

Benefit from (Provision for) income taxes. The benefit from (provision for) income taxes changed from a provision of $1.7 million for the three months ended March 31, 2024 to a provision of $3.0 million for the three months ended March 31, 2025. The benefit from (provision for) income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2025, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of March 31, 2025, we had cash on hand of $1.1 million, compared to $1.9 million as of December 31, 2024. We strive to keep our cash balance as low as possible to minimize our outstanding debt and associated interest. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the three months ended March 31, 2025 of $28.4 million, compared to net cash provided by operating activities of $45.2 million for the same period in 2024, which was primarily due to lower year to date revenues, which resulted in less cash received from purchasers. We had net cash used in investing activities of $102.6 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $39.5 million for the same period in 2024, driven by the payments made for the Lime Rock Acquisition in the first quarter of 2025, with no comparable payments made in the first quarter of 2024. Net cash provided by financing activities was $73.5 million for the three months ended March 31, 2025 and net cash used in financing activities was $4.6 million for the three months ended March 31, 2024, during which time $75 million was the net borrowing and $3.0 million was the net paydown of principal on our Credit Facility, respectively.
We will continue to focus on maximizing cash flow in 2025 through a combination of cost monitoring and prudent capital allocation, which includes prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices, ultimately pushing to reduce our debt level and maximize our liquidity.
Availability of Capital Resources under Credit Facility
As of March 31, 2025, $460 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in August 2026. The borrowing base under our Credit Facility is $600 million. The borrowing base is redetermined semi-annually on each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of March 31, 2025 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

Swaps:
Hedged volume (Bbl)	151,763	351,917	141,755	477,350	457,101	59,400	423,000	381,500
Weighted average swap price	$68.53	$71.41	$69.13	$70.16	$69.38	$66.70	$66.70	$63.80

Two-way collars:
Hedged volume (Bbl)	464,100	225,400	404,800	—	—	379,685	—	—
Weighted average put price	$60.00	$65.00	$60.00	$—	$—	$60.00	$—	$—
Weighted average call price	$69.85	$78.91	$75.68	$—	$—	$72.50	$—	$—

	Gas Hedges (Henry Hub)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

NYMEX Swaps:
Hedged volume (MMBtu)	513,900	455,250	128,400	140,600	662,300	121,400	613,300	—
Weighted average swap price	$3.60	$3.88	$4.25	$4.20	$3.54	$4.22	$3.83	$—

Two-way collars:
Hedged volume (MMBtu)	18,300	308,200	598,000	553,500	—	515,728	—	700,000
Weighted average put price	$3.00	$3.00	$3.00	$3.50	$—	$3.00	$—	$4.00
Weighted average call price	$4.15	$4.75	$4.15	$5.03	$—	$3.93	$—	$5.20

	Oil Hedges (basis differential)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	276,000	276,000	—	—	—	—	—
Weighted average spread price (1)	$1.00	$1.00	$1.00	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q2 2025	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	—	—	—	—	700,000
Weighted average spread price (2)	$—	$—	$—	$—	$—	$—	$—	$0.74

(1) The oil basis swap hedges are calculated as the fixed price (weighted average spread price above) less the difference between WTI Midland and WTI Cushing, in the issue of Argus Americas Crude.
(2) The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2025, 100% of our derivative instruments are with lenders under our Credit Facility.
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
As of March 31, 2025, we had no off-balance sheet financing arrangements.

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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $35.1 million as of March 31, 2025). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the three months ended March 31, 2025. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Three Months Ended	As of
	March 31, 2025	March 31, 2025
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	67%	80%
Concord Energy LLC ("Concord")	13%	10%
NGL Crude Partners ("NGL Crude")	10%	7%
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
As of March 31, 2025, we had $460 million outstanding on our Credit Facility with a weighted average annual interest rate for the three months ended March 31, 2025 of 8.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.6 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended March 31, 2025 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A: Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this item was disclosed and reported under Item 3.02, Unregistered Sales of Equity Securities, of our Form 8-K dated March 31, 2025, filed with the SEC on April 4, 2025, which disclosure is incorporated herein by reference.

Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: May 7, 2025	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)