Form 10-Q
period 2025-06-30
RING ENERGY, INC.
filed 2025-08-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 6, 2025, the registrant had outstanding 206,544,770 shares of common stock ($0.001 par value).

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
•substantial declines in the estimated values of our proved oil and natural gas reserves and potential full-cost ceiling impairment;
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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$—	$1,866,395
Accounts receivable	38,729,543	36,172,316
Joint interest billing receivables, net	781,362	1,083,164
Derivative assets	14,815,235	5,497,057
Inventory	5,384,553	4,047,819
Prepaid expenses and other assets	2,716,824	1,781,341
Total Current Assets	62,427,517	50,448,092
Properties and Equipment
Oil and natural gas properties, full cost method	1,949,768,881	1,809,309,848
Financing lease asset subject to depreciation	3,712,233	4,634,556
Fixed assets subject to depreciation	3,494,678	3,389,907
Total Properties and Equipment	1,956,975,792	1,817,334,311
Accumulated depreciation, depletion and amortization	(521,741,945)	(475,212,325)
Net Properties and Equipment	1,435,233,847	1,342,121,986
Operating lease asset	1,599,335	1,906,264
Derivative assets	6,613,480	5,473,375
Deferred financing costs	10,456,692	8,149,757
Total Assets	$1,516,330,871	$1,408,099,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$82,422,634	$95,729,261
Income tax liability	675,352	328,985
Financing lease liability	724,527	906,119
Operating lease liability	674,927	648,204
Derivative liabilities	2,322,147	6,410,547
Notes payable	1,488,419	496,397
Deferred cash payment	9,604,736	—
Asset retirement obligations	414,974	517,674
Total Current Liabilities	98,327,716	105,037,187

Non-current Liabilities
Deferred income taxes	37,456,550	28,591,802
Revolving line of credit	448,000,000	385,000,000
Financing lease liability, less current portion	580,604	647,078
Operating lease liability, less current portion	1,061,124	1,405,837
Derivative liabilities	3,864,413	2,912,745
Asset retirement obligations	29,144,695	25,864,843
Total Liabilities	618,435,102	549,459,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 206,542,615 shares and 198,561,378 shares issued and outstanding, respectively	206,542	198,561
Additional paid-in capital	809,921,900	800,419,719
Retained earnings (Accumulated deficit)	87,767,327	58,021,702
Total Stockholders’ Equity	897,895,769	858,639,982
Total Liabilities and Stockholders' Equity	$1,516,330,871	$1,408,099,474
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Oil, Natural Gas, and Natural Gas Liquids Revenues	$82,602,759	$99,139,349	$161,693,966	$193,642,485

Costs and Operating Expenses
Lease operating expenses	20,245,981	19,309,017	39,923,533	37,669,451
Gathering, transportation and processing costs	133,809	107,629	337,421	273,683
Ad valorem taxes	1,648,647	1,337,276	3,180,755	3,482,907
Oil and natural gas production taxes	3,832,607	3,627,264	7,417,062	8,055,567
Depreciation, depletion and amortization	25,569,914	24,699,421	48,185,897	48,491,871
Asset retirement obligation accretion	382,251	352,184	708,800	703,018
Operating lease expense	175,090	175,090	350,181	350,181
General and administrative expense	7,138,519	7,713,534	15,758,495	15,182,756

Total Costs and Operating Expenses	59,126,818	57,321,415	115,862,144	114,209,434

Income from Operations	23,475,941	41,817,934	45,831,822	79,433,051

Other Income (Expense)
Interest income	69,658	144,933	159,716	223,477
Interest (expense)	(11,757,404)	(10,946,127)	(21,256,190)	(22,445,071)
Gain (loss) on derivative contracts	14,648,054	(1,828,599)	13,719,264	(20,843,094)
Gain (loss) on disposal of assets	155,293	51,338	279,903	89,693
Other income	150,770	—	159,712	25,686
Net Other Income (Expense)	3,266,371	(12,578,455)	(6,937,595)	(42,949,309)

Income Before Provision for Income Taxes	26,742,312	29,239,479	38,894,227	36,483,742

Provision for Income Taxes	(6,107,425)	(6,820,485)	(9,148,602)	(8,549,371)

Net Income	$20,634,887	$22,418,994	$29,745,625	$27,934,371

Basic Earnings per Share	$0.10	$0.11	$0.15	$0.14
Diluted Earnings per Share	$0.10	$0.11	$0.15	$0.14
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Six Months Ended June 30, 2025	Shares	Amount
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$58,021,702	$858,639,982
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$67,132,440	$875,966,058
Restricted stock vested	41,834	42	(42)	—	—
Shares to cover tax withholdings for restricted stock vested	(8,345)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(57,015)	—	(57,015)
Share-based compensation	—	—	1,351,839	—	1,351,839
Net income	—	—	—	20,634,887	20,634,887
Balance, June 30, 2025	206,542,615	$206,542	$809,921,900	$87,767,327	$897,895,769

For the Six Months Ended June 30, 2024
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124
Restricted stock vested	303,797	304	(304)	—	—
Shares to cover tax withholdings for restricted stock vested	(71,702)	(72)	72	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(86,991)	—	(86,991)
Share-based compensation	—	—	2,077,778	—	2,077,778
Net income	—	—	—	22,418,994	22,418,994
Balance, June 30, 2024	198,166,297	$198,166	$798,732,980	$18,485,759	$817,416,905

    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities
Net income	$29,745,625	$27,934,371
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	48,185,897	48,491,871
Asset retirement obligation accretion	708,800	703,018
Amortization of deferred financing costs	3,074,667	2,443,215
Share-based compensation	3,042,797	3,801,610
Credit loss expense	18,122	178,777
(Gain) loss on disposal of assets	(279,903)	(89,693)
Deferred income tax expense (benefit)	8,755,985	8,206,573
Excess tax expense (benefit) related to share-based compensation	108,763	87,780
(Gain) loss on derivative contracts	(13,719,264)	20,843,094
Cash received (paid) for derivative settlements, net	124,249	(4,056,012)
Changes in operating assets and liabilities:
Accounts receivable	(2,373,460)	(2,284,512)
Inventory	(1,336,734)	360,537
Prepaid expenses and other assets	(935,483)	(747,575)
Accounts payable	(12,880,531)	(9,313,631)
Settlement of asset retirement obligation	(571,271)	(752,324)
Net Cash Provided by Operating Activities	61,668,259	95,807,099
Cash Flows From Investing Activities
Payments for the Lime Rock Acquisition	(70,859,769)	—
Payments to purchase oil and natural gas properties	(797,289)	(622,862)
Payments to develop oil and natural gas properties	(49,256,881)	(75,459,527)
Payments to acquire or improve fixed assets subject to depreciation	(169,661)	(151,586)
Proceeds from sale of fixed assets subject to depreciation	17,360	10,605
Proceeds from sale of New Mexico properties	—	(144,398)
Insurance proceeds received for damage to oil and natural gas properties	99,913	—
Net Cash Used in Investing Activities	(120,966,327)	(76,367,768)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	170,322,997	81,000,000
Payments on revolving line of credit	(107,322,997)	(99,000,000)
Payments for taxes withheld on vested restricted shares, net	(953,446)	(901,976)
Proceeds from notes payable	1,648,539	1,501,507
Payments on notes payable	(656,517)	(679,446)
Payment of deferred financing costs	(5,381,602)	(45,704)
Reduction of financing lease liabilities	(225,301)	(431,284)
Net Cash Provided by (Used in) Financing Activities	57,431,673	(18,556,903)
Net Increase (Decrease) in Cash	(1,866,395)	882,428
Cash at Beginning of Period	1,866,395	296,384
Cash at End of Period	$—	$1,178,812

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental Cash Flow Information
Cash paid for interest	$20,958,502	$20,229,215
Cash paid (refunded) for income taxes	(62,513)	72,213

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$23,158	$323,673
Asset retirement obligation acquired	2,587,179	—
Asset retirement obligation sold	—	(256,740)
Financing lease assets obtained in exchange for new financing lease liability, net (1)	264,114	341,218
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	(781,392)	(4,461,783)

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$63,599,939	$—
Escrow deposit released at closing	5,000,000	—
Direct transaction costs	2,294,105	—
Cash paid for fixed assets acquired	(34,275)	—
Payments for the Lime Rock Acquisition	$70,859,769	$—
Investing Activities - Noncash
Assumption of suspense liability	$561,977	$—
Assumption of asset retirement obligation	2,587,179	—
Deferred cash payment at fair value	9,415,066	—
Financing Activities - Noncash
Common stock issued for acquisition	$7,420,811	$—
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $95,845 of finance lease asset terminations for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company had $45,436 in finance lease asset terminations.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $0 and $1,616,395 as of June 30, 2025 and December 31, 2024, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the six months ended June 30, 2025, sales to three purchasers represented 66%, 13% and 9%, respectively, of total oil, natural gas, and natural gas liquids sales. As of June 30, 2025, receivables outstanding from these three purchasers represented 73%, 10% and 7%, respectively, of accounts receivable. The following table reflects the Company's beginning and ending balances of our account receivables from purchasers of our oil and gas for the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Beginning balance of accounts receivable from purchasers of oil and gas	$35,111,264	$34,415,464
Ending balance of accounts receivable from purchasers of oil and gas	36,251,914	38,478,082

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance of accounts receivable from purchasers of oil and gas	$33,774,968	$37,879,779
Ending balance of accounts receivable from purchasers of oil and gas	36,251,914	38,478,082

Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of June 30, 2025 or December 31, 2024.
Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three and six months ended June 30, 2025 and June 30, 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Credit loss expense	$205	$14,937	$18,122	$178,777
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Joint interest billing receivables	$981,217	$1,264,897
Allowance for credit losses	(199,855)	(181,733)
Joint interest billing receivables, net	$781,362	$1,083,164
The increase of $18,122 in the allowance for credit losses during the six months ended June 30, 2025 was for owner settlements considered uncollectible with no offsetting revenues held in suspense.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depletion	$25,224,638	$24,325,186	$47,479,214	$47,754,798
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.02	$13.51	$13.21	$13.52
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
No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the three and six months ended June 30, 2025 and 2024.
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
Depreciation of buildings, equipment, software, leasehold improvements, automobiles, buildings and structures is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
The following table provides information on the Company's depreciation expense for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation	$106,658	$102,772	$203,278	$204,709
Notes Payable – At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. In November 2024, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a face value after down payments of $58,773. The APR for both notes was 7.98%. At the end of May 2025, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,648,539. The APR for this note was 7.75%. As of June 30, 2025 and

December 31, 2024, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $1,488,419 and $496,397, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average notes payable balance	$330,644	$335,293	$316,501	$330,272
Weighted average interest rate on weighted average notes payable	12.88%	11.91%	10.85%	9.91%
The following table shows interest paid related to notes payable for the three and six months ended June 30, 2025 and 2024. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest paid for notes payable	$10,645	$9,986	$17,166	$16,366
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operating loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of June 30, 2025 and December 31, 2024, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
The Company recorded the following federal and state income tax benefits (provisions) for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Deferred federal income tax provision	$(5,776,325)	$(6,427,828)	$(8,592,403)	$(7,979,587)
Current state income tax provision	(147,461)	(152,385)	(283,854)	(255,018)
Deferred state income tax provision	(183,639)	(240,272)	(272,345)	(314,766)
Provision for Income Taxes	$(6,107,425)	$(6,820,485)	$(9,148,602)	$(8,549,371)

Effective tax rate (1)	22.84%	23.33%	23.52%	23.43%

(1) The Company’s overall effective tax rate is calculated as Provision for Income Taxes divided by Income Before Provision for Income Taxes. The effective tax rates for the three and six months ended June 30, 2025 and 2024 were higher than the federal statutory corporate tax rate, primarily impacted by the state income taxes.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share-based compensation	$1,351,839	$2,077,778	$3,042,797	$3,801,610
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

NOTE 2 — REVENUE RECOGNITION
The Company predominantly derives its revenue from the sale of produced crude oil, natural gas, and natural gas liquids ("NGLs"). The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The Company has utilized the practical expedient in ASC 606-10-50-14A, which states an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s sales contracts, each unit of production delivered to a purchaser represents a separate performance obligation, therefore, future volumes to be delivered are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligation is not required. The transaction price includes variable consideration, as product pricing is based on published market prices and adjusted for contract specified differentials such as quality, energy content, and transportation. The guidance does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. Once consideration is received from the purchaser, the Company records any variances between the estimates and actual amounts, which has historically not been significant.
Oil sales – Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue at the net price received when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive.
Natural gas and NGL sales – Under the Company’s natural gas sales processing contracts for its Central Basin Platform properties and a portion of its Northwest Shelf assets, the Company delivers unprocessed natural gas to a midstream processing entity at the wellhead. The midstream processing entity obtains control of the natural gas and NGLs at the wellhead. The midstream processing entity gathers and processes the natural gas and NGLs and remits proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.
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
Disaggregation of revenue – The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$82,778,476	$99,289,498	$159,283,526	$191,584,083
Natural gas (1)	(2,238,937)	(2,972,807)	(2,541,664)	(3,791,042)
Natural gas liquids	2,063,220	2,822,658	4,952,104	5,849,444
Total oil, natural gas, and natural gas liquids revenues	$82,602,759	$99,139,349	$161,693,966	$193,642,485
(1) In the three and six months ended June 30, 2025 and 2024, the Company experienced a net negative total gas revenue, due to a lower gross realized sales prices per Mcf compared with the plant fees per Mcf.

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
Future lease payments associated with these operating and financing leases as of June 30, 2025 are as follows:

	2025	2026	2027	2028	2029	Other Future Years	Total
Operating lease payments (1)	$366,218	$636,649	$460,497	$250,606	$149,628	$—	$1,863,598
Financing lease payments (2)	433,416	664,994	282,147	24,213	—	—	1,404,770

(1)The weighted average annual discount rate as of June 30, 2025 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $127,547. The weighted average remaining term of operating leases was 3.05 years.

(2)The weighted average annual discount rate as of June 30, 2025 for financing leases was 7.50%. Based on this rate, the future lease payments above include imputed interest of $99,639. The weighted average remaining term of financing leases was 1.90 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	June 30, 2025	December 31, 2024
Operating lease liability, current portion	$674,927	$648,204
Operating lease liability, non-current portion	1,061,124	1,405,837
Operating lease liability, total	$1,736,051	$2,054,041
Total undiscounted future cash flows (sum of future operating lease payments)	1,863,598	2,224,840
Imputed interest	127,547	170,799
Undiscounted future cash flows less imputed interest	$1,736,051	$2,054,041

Financing lease liability, current portion	$724,527	$906,119
Financing lease liability, non-current portion	580,604	647,078
Financing lease liability, total	$1,305,131	$1,553,197
Total undiscounted future cash flows (sum of future financing lease payments)	1,404,770	1,667,763
Imputed interest	99,639	114,566
Undiscounted future cash flows less imputed interest	$1,305,131	$1,553,197
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease costs	$175,090	$175,090	$350,181	$350,181
Short-term lease costs (1)	1,260,098	1,104,057	2,412,402	2,085,348
Financing lease costs:
Amortization of financing lease assets (2)	238,618	271,463	503,405	532,364
Interest on financing lease liabilities (3)	27,638	31,422	56,379	62,739

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)

NOTE 4 — EARNINGS PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$20,634,887	$22,418,994	$29,745,625	$27,934,371
Basic Weighted-Average Shares Outstanding	206,522,356	197,976,721	202,964,856	197,684,638
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	341,611	1,872,895	852,082	1,477,377
Performance stock units	113,760	534,997	250,931	643,290
Common warrants	4,600	44,200	17,338	40,207
Diluted Weighted-Average Shares Outstanding	206,982,327	200,428,813	204,085,207	199,845,512
Basic Earnings per Share	$0.10	$0.11	$0.15	$0.14
Diluted Earnings per Share	$0.10	$0.11	$0.15	$0.14
The following table presents the securities which were excluded from the Company's computation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Antidilutive securities:
Stock options to purchase common stock	65,500	65,500	65,500	67,533
Unvested restricted stock units	3,745,348	57,363	2,598,851	28,681
Unvested performance stock units	2,570,776	1,520,194	1,000,000	1,050,636

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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	June 30, 2025	December 31, 2024
Commodity derivative instruments, marked to market:

Derivatives assets, current	$14,815,235	$5,497,057

Derivative assets, noncurrent	$6,613,480	$5,473,375

Derivative liabilities, current	$2,322,147	$6,410,547

Derivative liabilities, noncurrent	$3,864,413	$2,912,745
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Oil derivatives:
Realized gain (loss) on oil derivatives	$433,301	$(4,073,127)	$(206,966)	$(6,812,097)
Unrealized gain (loss) on oil derivatives	12,145,940	2,308,594	14,487,365	(14,685,728)
Gain (loss) on oil derivatives	$12,579,241	$(1,764,533)	$14,280,399	$(21,497,825)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	244,542	1,478,630	$331,215	$2,756,085
Unrealized gain (loss) on natural gas derivatives	1,824,271	(1,542,696)	(892,350)	(2,101,354)
Gain (loss) on natural gas derivatives	$2,068,813	$(64,066)	$(561,135)	$654,731

Gain (loss) on derivative contracts	$14,648,054	$(1,828,599)	$13,719,264	$(20,843,094)
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash flows from operating activities
Cash received (paid) for oil derivatives	$433,301	$(4,073,127)	$(206,966)	$(6,812,097)
Cash received (paid) for natural gas derivatives	244,542	1,478,630	331,215	2,756,085
Cash received (paid) for derivative settlements, net	$677,843	$(2,594,497)	$124,249	$(4,056,012)
The following tables reflect the details of current derivative contracts as of June 30, 2025 (Quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

Swaps:
Hedged volume (Bbl)	471,917	241,755	608,350	577,101	171,400	529,000	509,500	492,000
Weighted average swap price	$68.64	$65.56	$67.95	$67.41	$62.26	$65.34	$62.82	$60.45

Two-way collars:
Hedged volume (Bbl)	225,400	404,800	—	—	379,685	—	—	—
Weighted average put price	$65.00	$60.00	$—	$—	$60.00	$—	$—	$—
Weighted average call price	$78.91	$75.68	$—	$—	$72.50	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

NYMEX Swaps:
Hedged volume (MMBtu)	300,500	128,400	140,600	662,300	121,400	613,300	—	—
Weighted average swap price	$3.88	$4.25	$4.20	$3.54	$4.22	$3.83	$—	$—

Two-way collars:
Hedged volume (MMBtu)	309,350	748,000	694,500	139,000	648,728	128,000	717,000	694,000
Weighted average put price	$3.17	$3.10	$3.50	$3.50	$3.10	$3.50	$3.99	$3.00
Weighted average call price	$4.98	$4.40	$5.11	$5.42	$4.24	$5.42	$5.21	$4.32

	Oil Hedges (basis differential)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	276,000	—	—	—	—	—	—
Weighted average spread price (1)	$1.00	$1.00	$—	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027
El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	381,725	363,200	—	—	—	—	700,000	—
Weighted average spread price (2)	$1.69	$1.69	$—	$—	$—	$—	$0.74	$—
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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024

Commodity Derivatives - Assets	$—	$10,970,432	$—	$10,970,432
Commodity Derivatives - Liabilities	$—	$(9,323,292)	$—	$(9,323,292)

Total	$—	$1,647,140	$—	$1,647,140

As of June 30, 2025

Commodity Derivatives - Assets	$—	$21,428,715	$—	$21,428,715
Commodity Derivatives - Liabilities	$—	$(6,186,560)	$—	$(6,186,560)

Total	$—	$15,242,155	$—	$15,242,155
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

NOTE 8 — REVOLVING LINE OF CREDIT
On June 18, 2025, the Company, as borrower, Bank of America, N.A. as the Administrative Agent and Issuing Bank, and the lenders party thereto (the "Lenders") entered into that certain Third Amended and Restated Credit Agreement (the "Credit Agreement"), with a maximum borrowing base of $1 billion secured by substantially all of the assets of the Company and a maturity date of June 2029.
The Credit Agreement has a borrowing base of $585 million, which is subject to periodic redeterminations, mandatory reductions and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and cancellation of certain hedging positions.
The Credit Agreement permits the Company to declare restricted payments (including dividends) for its equity owners, subject to certain limitations, including (a) (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio (outstanding debt to adjusted earnings before interest, income tax expense, depreciation, depletion and amortization, exploration expenses, and all other non-cash charges acceptable to the Administrative Agent) does not exceed 2.00 to 1.00, (iii) the amount of such payments does not exceed Available Free Cash Flow (as defined in the Credit Agreement), and (iv) the Borrowing Base Utilization Percentage (as defined in the Credit Agreement) is not greater than 80%; or (b) (i) no default or event of default has occurred or will occur upon such payments, (ii) the pro forma Leverage Ratio does not exceed 1.50 to 1.00, and (iii) the Borrowing Base Utilization Percentage is not greater than 75%.
The reference rate in the Credit Agreement is the Secured Overnight Financing Rate ("SOFR"). The interest rate on each SOFR Loan will be (i) the adjusted term SOFR for the applicable interest period plus (ii) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage) plus (iii) a 0.10% SOFR adjustment. The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 1.00% per annum, plus (b) a margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowing base usage).
The Credit Agreement contains certain covenants, which, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Agreement) of 1.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, and producing oil and gas. However, on any hedge testing date, (a) if the borrowing base utilization is less than 25% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 0% from such hedge testing date to the next succeeding hedge testing date and (b) if the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of June 30, 2025, $448 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of June 30, 2025, the Company's unused line of credit was approximately $137.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $448 million and standby letters of credit of $35,000 ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the six months ended June 30, 2025 is as follows:

Balance, December 31, 2024	$26,382,517
Liabilities acquired	2,587,179
Liabilities incurred	23,158
Liabilities settled	(141,985)
Accretion expense	708,800
Balance, June 30, 2025	$29,559,669
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	June 30, 2025	December 31, 2024
Asset retirement obligations, current	$414,974	$517,674
Asset retirement obligations, non-current	29,144,695	25,864,843
Asset retirement obligations	$29,559,669	$26,382,517
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2024, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the six months ended June 30, 2025 and 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of June 30, 2025, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, June 30, 2024	78,200	$0.80

Exercisable, December 31, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2025	78,200	$0.80
Exercised	—	—	$—
Exercisable, June 30, 2025	78,200	$0.80

NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Share-based compensation expense charged against income for share-based awards during the three and six months ended June 30, 2025 and 2024 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Share-based compensation expense from:
Employee stock options	$—	$—	$—	$—
Restricted stock unit grants	1,022,645	996,381	2,269,974	2,128,078
Performance stock unit awards	329,194	1,081,397	772,823	1,673,532
Total share-based compensation	$1,351,839	$2,077,778	$3,042,797	$3,801,610
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. There were no shares eligible for grant, either as stock options or as restricted stock, as of June 30, 2025.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. At the 2025 Annual Meeting of Stockholders, the stockholders approved a second amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 11.5 million. There were 11,511,061 shares available for grant as of June 30, 2025 under the 2021 Plan.

Employee Stock Options
A summary of the status of the stock options as of June 30, 2025 and 2024 and changes during the respective six month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2024	65,500	$10.70	2.06 years	$—
Exercisable, June 30, 2024	65,500	$10.70	2.06 years

Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2025	65,500	$10.70	1.06 years	$—
Exercisable, June 30, 2025	65,500	$10.70	1.06 years
The intrinsic values were calculated using the closing price on June 30, 2025 of $0.79 and the closing price on June 30, 2024 of $1.69. As of June 30, 2025, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the restricted stock unit ("RSU") activity as of June 30, 2025 and 2024, respectively, and changes during the respective six month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77
Granted	60,000	2.04
Forfeited or rescinded	(66,101)	1.43
Vested	(303,797)	2.74
Outstanding, June 30, 2024	4,117,384	$1.70

Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42
Granted	76,177	0.92
Forfeited or rescinded	(86,238)	1.31
Vested	(41,834)	2.12
Outstanding, June 30, 2025	5,473,141	$1.41
As of June 30, 2025, the Company had $4,763,815 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 2.14 years. Grant activity for the six months ended June 30, 2025 was primarily RSU grants for the annual long-term incentive plan awards for employees. Grant activity for the three months ended June 30, 2025 was for a non-employee director.

Performance Stock Units
A summary of the status of the performance stock unit ("PSU") grants as of June 30, 2025 and 2024, respectively, along with changes during the respective six month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11
Granted	1,378,378	$2.27
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2024	3,400,756	$2.77

Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47
Granted	1,624,756	$0.93
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2025	3,516,648	$1.76
As of June 30, 2025, the Company had $3,263,646 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.66 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company for $250,000 to the State of Texas, $10,000 to a federal agency, and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company, reduced the $250,000 standby letter of credit to the State of Texas to $0, and retained the standby letter of credit to the federal agency at $10,000. As of June 30, 2025, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letter of credit to the federal agency is extended for a term of one year at a time. The Company intends to renew the standby letter of credit to the federal agency for as long as required. Although the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will need to be renewed until released. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of June 30, 2025, the Company still had a surety bond in place of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2026 and they can be renewed at that time. As of June 30, 2025, the Company had $2,275,000 in total surety bonds.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$82,602,759	$99,139,349	$161,693,966	$193,642,485
Lease operating expenses (2)	(20,245,981)	(19,309,017)	(39,923,533)	(37,669,451)
Gathering, transportation and processing costs	(133,809)	(107,629)	(337,421)	(273,683)
Ad valorem taxes	(1,648,647)	(1,337,276)	(3,180,755)	(3,482,907)
Oil and natural gas production taxes	(3,832,607)	(3,627,264)	(7,417,062)	(8,055,567)
Exploration and Production segment profit	$56,741,715	$74,758,163	$110,835,195	$144,160,877
(1) All of the Company's revenues are within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Lease operating expenses:
Workovers	$3,173,838	$3,308,868	$5,990,047	$6,899,160
Other lease operating expenses	$17,072,143	$16,000,149	$33,933,486	$30,770,291
Total lease operating expenses	$20,245,981	$19,309,017	$39,923,533	$37,669,451
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's consolidated income before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's consolidated assets.

	For the three months ended June 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$82,602,759	$—	$82,602,759
Lease operating expenses	(20,245,981)	—	(20,245,981)
Gathering, transportation and processing costs	(133,809)	—	(133,809)
Ad valorem taxes	(1,648,647)	—	(1,648,647)
Oil and natural gas production taxes	(3,832,607)	—	(3,832,607)
Depreciation, depletion and amortization (3)	—	(25,569,914)	(25,569,914)
Asset retirement obligation accretion	—	(382,251)	(382,251)
Operating lease expense	—	(175,090)	(175,090)
General and administrative expense	—	(7,138,519)	(7,138,519)
Interest income	—	69,658	69,658
Interest (expense)	—	(11,757,404)	(11,757,404)
Gain (loss) on derivative contracts	—	14,648,054	14,648,054
Gain (loss) on disposal of assets	—	155,293	155,293
Other income	—	150,770	150,770
Income Before Provision for Income Taxes	$56,741,715	$(29,999,403)	$26,742,312

Total Assets (3)	$1,479,364,319	$36,966,552	$1,516,330,871
Capital expenditures	$16,827,513	$—	$16,827,513

(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the three months ended June 30, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$99,139,349	$—	$99,139,349
Lease operating expenses	(19,309,017)	—	(19,309,017)
Gathering, transportation and processing costs	(107,629)	—	(107,629)
Ad valorem taxes	(1,337,276)	—	(1,337,276)
Oil and natural gas production taxes	(3,627,264)	—	(3,627,264)
Depreciation, depletion and amortization (3)	—	(24,699,421)	(24,699,421)
Asset retirement obligation accretion	—	(352,184)	(352,184)
Operating lease expense	—	(175,090)	(175,090)
General and administrative expense	—	(7,713,534)	(7,713,534)
Interest income	—	144,933	144,933
Interest (expense)	—	(10,946,127)	(10,946,127)
Gain (loss) on derivative contracts	—	(1,828,599)	(1,828,599)
Gain (loss) on disposal of assets	—	51,338	51,338
Other income	—	—	—
Income Before Provision for Income Taxes	$74,758,163	$(45,518,684)	$29,239,479

Total Assets (3)	$1,365,645,578	$24,108,307	$1,389,753,885
Capital expenditures	$35,360,832	$—	$35,360,832

	For the Six months ended June 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$161,693,966	$—	$161,693,966
Lease operating expenses	(39,923,533)	—	(39,923,533)
Gathering, transportation and processing costs	(337,421)	—	(337,421)
Ad valorem taxes	(3,180,755)	—	(3,180,755)
Oil and natural gas production taxes	(7,417,062)	—	(7,417,062)
Depreciation, depletion and amortization (3)	—	(48,185,897)	(48,185,897)
Asset retirement obligation accretion	—	(708,800)	(708,800)
Operating lease expense	—	(350,181)	(350,181)
General and administrative expense	—	(15,758,495)	(15,758,495)
Interest income	—	159,716	159,716
Interest (expense)	—	(21,256,190)	(21,256,190)
Gain (loss) on derivative contracts	—	13,719,264	13,719,264
Gain (loss) on disposal of assets	—	279,903	279,903
Other income	—	159,712	159,712
Income Before Provision for Income Taxes	$110,835,195	$(71,940,968)	$38,894,227

Total Assets (3)	$1,479,364,319	$36,966,552	$1,516,330,871
Capital expenditures	$49,279,044	$—	$49,279,044
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the Six months ended June 30, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$193,642,485	$—	$193,642,485
Lease operating expenses	(37,669,451)	—	(37,669,451)
Gathering, transportation and processing costs	(273,683)	—	(273,683)
Ad valorem taxes	(3,482,907)	—	(3,482,907)
Oil and natural gas production taxes	(8,055,567)	—	(8,055,567)
Depreciation, depletion and amortization (3)	—	(48,491,871)	(48,491,871)
Asset retirement obligation accretion	—	(703,018)	(703,018)
Operating lease expense	—	(350,181)	(350,181)
General and administrative expense	—	(15,182,756)	(15,182,756)
Interest income	—	223,477	223,477
Interest (expense)	—	(22,445,071)	(22,445,071)
Gain (loss) on derivative contracts	—	(20,843,094)	(20,843,094)
Gain (loss) on disposal of assets	—	89,693	89,693
Other income	—	25,686	25,686
Income Before Provision for Income Taxes	$144,160,877	$(107,677,135)	$36,483,742

Total Assets (3)	$1,365,645,578	$24,108,307	$1,389,753,885
Capital expenditures	$71,621,840	$—	$71,621,840
The following table discloses the purchasers from which 10% or more of revenues were derived in the years noted.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company ("Phillips")	65%	62%	66%	61%
Concord Energy LLC	14%	14%	13%	13%
LPC Crude III, LLC	*	12%	*	12%
NGL Crude Partners ("NGL Crude")	*	10%	*	10%
Energy Transfer Crude Marketing	11%	*	*	*
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%
NOTE 14 — SUBSEQUENT EVENTS
One Big Beautiful Bill Act – On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which, among other items, allows for 100% bonus depreciation on a permanent basis for property acquired after January 19, 2025. Further, the OBBBA basis for Code Section 163(j) net interest expense deduction is based on EBITDA (earnings before interest, taxes, depreciation and amortization) rather than EBIT (earnings before interest and taxes) for taxable years beginning after December 31, 2024, and any disallowed interest expense can be carried forward indefinitely. We do not anticipate these changes to have a material impact on our income tax provision. In accordance with ASC 740, the effect of a change in tax laws or rates is to be recognized at the date of enactment. As such, the impact of the OBBBA constitutes a non-recognized subsequent event.

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
In the second quarter of 2025, in the Central Basin Platform in Andrews County, the Company drilled and completed one 1-mile horizontal well, with a working interest of 100%. Also in the Central Basin Platform in Crane County, the Company drilled and completed one vertical well, with a working interest of 100%.
The table below sets forth our drilling and completion activities for the six months ended June 30, 2025.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2025	Northwest Shelf (Horizontal)	4	4
	Central Basin Platform (Vertical)	3	3
	Total	7	7

2Q 2025	Central Basin Platform (Horizontal)	1	1
	Central Basin Platform (Vertical)	1	1
	Total	2	2
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

Ceiling Test

We perform a ceiling test at the end of each reporting period to evaluate for potential non-cash impairments. Under the full cost method of accounting, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling,” which is defined as the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at an annual rate of 10%. The discounted future net revenues are estimated using spot prices for oil and natural gas, based on the average price during the preceding twelve months. This average is calculated as an unweighted arithmetic mean of the first-day-of-the-month prices for each month within that period, except when changes are fixed and determinable by existing contracts. We anticipate a decrease in the twelve month average price over the next several months which will reasonably likely lead to a non-cash impairment. Estimating potential future non-cash impairments is complex due to numerous factors affecting the ceiling test calculation, including but not limited to future prices, operating costs, upward or downward reserve revisions, reserve additions, and tax attributes. The amount of any such potential non-cash impairment, if any, is not estimable at this time given the uncertainty of these factors.

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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net sales:
Oil	$82,778,476	$99,289,498	$(16,511,022)	(17)%
Natural gas	(2,238,937)	(2,972,807)	733,870	25%
Natural gas liquids	2,063,220	2,822,658	(759,438)	(27)%
Total sales	$82,602,759	$99,139,349	$(16,536,590)	(17)%

Net production:
Oil (Bbls)	1,320,508	1,239,731	80,777	7%
Natural gas (Mcf)	1,703,808	1,538,347	165,461	11%
Natural gas liquids (Bbls)	333,374	304,448	28,926	10%
Total production (Boe)(1)	1,937,850	1,800,570	137,280	8%

Average sales price:
Oil (per Bbl)	$62.69	$80.09	$(17.40)	(22)%
Natural gas (per Mcf)	(1.31)	(1.93)	0.62	32%
Natural gas liquids (Bbl)	6.19	9.27	(3.08)	(33)%
Total per Boe	$42.63	$55.06	$(12.43)	(23)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $16.5 million from $99.3 million to $82.8 million due to a price variance of $(23.0) million from a decrease in the average realized price per barrel from $80.09 to $62.69. This was offset by a volume variance of $6.5 million from an increase in sales volume from 1,239,731 barrels of oil to 1,320,508 barrels of oil. The increase in volume of 80,777 barrels of oil consisted of two components. An increase in volumes of 153,877 barrels was due to the wells acquired in the Lime Rock Acquisition (which closed at the end of March 2025), and a decrease of 73,100 was attributed to natural production declines from our legacy assets. The decreased average realized price per barrel was primarily a result of weaker market conditions.
Natural gas sales. Natural gas sales increased approximately $0.7 million from a negative $3.0 million to a negative $2.2 million, with a price variance of $1.1 million and with a volume variance making up the remaining difference. Our natural gas sales volumes increased from 1,538,347 Mcf to 1,703,808 Mcf, and the average realized price per Mcf increased from $(1.93) to $(1.31). Of the increase in volume of 165,461 Mcf, an increase of 98,282 Mcf was from the Lime Rock Acquisition and 67,179 Mcf was attributable to legacy assets. The price increase was driven by better market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended June 30, 2025, gross revenues were $0.87 per Mcf and fees were $(2.18) per Mcf, compared to gross revenues of $(0.34) per Mcf and fees of $(1.59) per Mcf for the three months ended June 30, 2024. This resulted in a net realized price of $(1.31) per Mcf for the three months ended June 30, 2025 compared to $(1.93) per Mcf for the three months ended June 30, 2024.
Natural gas liquids sales. NGL sales decreased approximately $0.8 million from $2.8 million to $2.1 million. NGL sales volumes for the three months ended June 30, 2025 were 333,374 barrels of NGLs compared to 304,448 barrels of NGLs for the comparable period in 2024. Of the increase in volume of 28,926 barrels, 20,603 barrels were attributable to wells acquired and new wells drilled in the acreage acquired in the Lime Rock Acquisition, with the remaining 8,323 barrels attributable to our legacy assets due to increased NGL yields and increased gas production. The average realized price per barrel of NGLs was $6.19 for the three months ended June 30, 2025 compared to $9.27 for the three months ended June 30, 2024, due to weaker market conditions. Specifically, the gross realized price per NGL barrel was $19.02 and the average fees per barrel was $(12.83), resulting in a net realized price of $6.19 for the three months ended June 30, 2025, while the gross realized price per NGL barrel was $19.49 and the average fees per barrel was $(10.22), resulting in a net realized price of $9.27 for the same period in 2024.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
Net sales:
Oil	$159,283,526	$191,584,083	$(32,300,557)	(17)%
Natural gas	(2,541,664)	(3,791,042)	1,249,378	33%
Natural gas liquids	4,952,104	5,849,444	(897,340)	(15)%
Total sales	$161,693,966	$193,642,485	$(31,948,519)	(16)%

Net production:
Oil (Bbls)	2,407,202	2,458,568	(51,366)	(2)%
Natural gas (Mcf)	3,319,004	3,034,854	284,150	9%
Natural gas liquids (Bbls)	632,740	568,250	64,490	11%
Total production (Boe)(1)	3,593,109	3,532,627	60,482	2%

Average sales price:
Oil (per Bbl)	$66.17	$77.93	$(11.76)	(15)%
Natural gas (per Mcf)	(0.77)	(1.25)	0.48	38%
Natural gas liquids (Bbl)	7.83	10.29	(2.46)	(24)%
Total per Boe	$45.00	$54.82	$(9.82)	(18)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $32.3 million from $191.6 million to $159.3 million, with a price variance of $(28.3) million from a decrease in the average realized price per barrel from $77.93 to $66.17 as well as a volume variance of $(4.0) million due to a decrease in sales volume from 2,458,568 barrels of oil to 2,407,202 barrels of oil. The decrease in volume of 51,366 barrels consisted of two components. An increase in volumes of 153,877 was due to the Lime Rock Acquisition, and a decrease of 205,243 was attributed to natural production declines in the legacy assets. The Company's drilling and completion spend was 39% lower in the months that affected production for the first half of 2025 compared to the same months that affected production in the first half of 2024. This resulted in less offsets to declining production. The decreased average realized price per barrel was primarily the result of weaker market conditions.
Natural gas sales. Natural gas sales increased approximately $1.2 million from a negative $3.8 million to a negative $2.5 million, with a price variance of $1.6 million with a volume variance making up the remaining variance. The natural gas sales volume increased from 3,034,854 Mcf to 3,319,004 Mcf, and the average realized price per Mcf increased from $(1.25) to $(0.77). Of the increase in volume of 284,150 Mcf, an increase of 98,282 was due to the Lime Rock Acquisition, with the remaining increase of 185,868 from the legacy assets. The price increase was driven by more favorable market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the six months ended June 30, 2025, gross revenues were $1.35 per Mcf and fees were $(2.12) per Mcf, compared to gross revenues of $0.42 per Mcf and fees of $(1.67) per Mcf for the six months ended June 30, 2024. This resulted in a net realized price of $(0.77) for the six months ended June 30, 2025 compared to $(1.25) per Mcf for the six months ended June 30, 2024.
Natural gas liquids sales. NGL sales slightly decreased by approximately $0.8 million from $5.8 million to $5.0 million. NGL sales volumes for the six months ended June 30, 2025 were 632,740 barrels of NGLs compared to 568,250 barrels of NGLs for the comparable period in 2024. Of the increase in volume of 64,490 barrels, 20,603 was due to the Lime Rock Acquisition while the remaining 43,887 was from legacy assets. The average realized price per barrel of NGLs decreased by $2.46 to $7.83 for the six months ended June 30, 2025 compared to $10.29 for the six months ended June 30, 2024, attributable to weaker market conditions. Specifically, the gross realized price per NGL barrel was $20.74 and the average fees per barrel was $(12.91), resulting in a net realized price of $7.83 for the six months ended June 30, 2025, while the gross realized price per NGL barrel was $20.37 and the average fees per barrel was $(10.08), resulting in a net realized price of $10.29 for the same period in 2024.

Production Costs for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Lease operating expenses ("LOE")	$20,245,981	$19,309,017	$936,964	5%
Average LOE per Boe	$10.45	$10.72	$(0.27)	(3)%

Gathering, transportation and processing costs ("GTP")	$133,809	$107,629	$26,180	24%
Average GTP per Boe	$0.07	$0.06	$0.01	17%

Ad valorem taxes	$1,648,647	$1,337,276	$311,371	23%
Average Ad valorem taxes per Boe	$0.85	$0.74	$0.11	15%

Oil and natural gas production taxes	$3,832,607	$3,627,264	$205,343	6%
Average Production taxes per Boe	$1.98	$2.01	$(0.03)	(1)%
Production taxes as a percentage of total sales	4.64%	3.66%	0.98%	27%
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $19.3 million to $20.2 million and decreased on a per Boe basis from $10.72 to $10.45. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to an 8% increase in production of 137,280 Boe as a result of the increased production and well count from the Lime Rock Acquisition as well as new wells drilled and completed in our development program. The primary cost driver for the period was an increase of $1.7 million in electricity costs. Other impacting factors included an increase of $0.1 million for environmental sustainability, offset by reductions of $0.5 million for supplies, tools, and materials, $0.1 million for workovers, $0.1 million for hot oil costs, and $0.1 million for chemical costs.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) increased from $107,629 to $133,809 and increased on a per Boe basis from $0.06 to $0.07. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, one contract remains in place with a natural gas processing entity where point of control of gas dictates requiring the fees be recorded as an expense. The increase in GTP costs was primarily due to the higher natural gas Mcf and NGL barrels processed.
Ad valorem taxes. Our total ad valorem taxes increased from $1.3 million to $1.6 million and increased on a per Boe basis from $0.74 to $0.85. Of the $0.3 million increase in ad valorem taxes, $0.6 million was related to Andrews County tax estimates, primarily related to the Lime Rock acquisition. There was also an increase of $0.1 million for Ector County tax estimates. These were offset by a reduction of $(0.4) million for Yoakum County tax estimates.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 3.66% for the three months ended June 30, 2024 and increased to 4.64% for the three months ended June 30, 2025. The tax in the three months ended June 30, 2024 included an accrual for refunds that had been filed with the state comptroller and therefore was less than the regular expected percentage of revenues.

Production Costs for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Lease operating expenses ("LOE")	$39,923,533	$37,669,451	$2,254,082	6%
Average LOE per Boe	$11.11	$10.66	$0.45	4%

Gathering, transportation and processing costs ("GTP")	$337,421	$273,683	$63,738	23%
Average GTP per Boe	$0.09	$0.08	$0.01	13%

Ad valorem taxes	$3,180,755	$3,482,907	$(302,152)	(9)%
Average Ad valorem taxes per Boe	$0.89	$0.99	$(0.10)	(10)%

Oil and natural gas production taxes	$7,417,062	$8,055,567	$(638,505)	(8)%
Average Production taxes per Boe	$2.06	$2.28	$(0.22)	(10)%
Production taxes as a percentage of total sales	4.59%	4.16%	0.43%	10%
Lease operating expenses. Our total LOE increased from $37.7 million to $39.9 million and LOE per Boe increased from $10.66 to $11.11. Total LOE increased in accordance with a 2% increase in production of 60,482 Boe, as a result of the additional production and well count from the Lime Rock Acquisition. The primary cost driver for the period was an increase in electricity costs of $2.9 million. Other cost increases included environmental sustainability of $0.4 million, and contract and lease services of $0.3 million. This was offset by reductions in LOE costs from workovers of $0.9 million, supplies, tools, and materials of $0.3 million, and hot oil costs of $0.2 million.
Gathering, transportation and processing costs. Our total GTP increased $63,738 from $273,683 to $337,421 and increased on a per Boe basis from $0.08 to $0.09. The increase in GTP costs was due to the higher natural gas Mcf and NGL barrels processed as well as a prior period adjustment for fee exempt owners.
Ad valorem taxes. Our total ad valorem taxes decreased from $3.5 million to $3.2 million and decreased on a per Boe basis from $0.99 to $0.89. Of the approximate $0.3 million decrease in ad valorem taxes, $0.5 million was from the reversal of the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.16% for the six months ended June 30, 2024 and increased to 4.59% for the six months ended June 30, 2025. Overall, the percentage was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$25,224,638	$24,325,186	$899,452	4%
Depreciation	106,658	102,772	3,886	4%
Amortization of financing lease assets	238,618	271,463	(32,845)	(12)%
Total depreciation, depletion and amortization	$25,569,914	$24,699,421	$870,493	4%

Depletion per Boe	$13.02	$13.51	$(0.49)	(4)%
Depreciation, depletion and amortization per Boe	$13.19	$13.72	$(0.53)	(4)%

Asset retirement obligation ("ARO") accretion	$382,251	$352,184	$30,067	9%

Operating lease expense	$175,090	$175,090	$—	—%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$5,786,680	$5,635,756	$150,924	3%
Share-based compensation	1,351,839	2,077,778	(725,939)	(35)%
Total general and administrative expense	$7,138,519	$7,713,534	$(575,015)	(7)%

G&A per Boe	$3.68	$4.28	$(0.60)	(14)%
G&A excluding Share-based compensation, per Boe	$2.99	$3.13	$(0.14)	(4)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization increased from $24.7 million to $25.6 million, with $0.9 million of the increase from higher depletion. The increase in depletion was the result of a volume variance of $1.9 million due to an increase of 137,280 in Boe produced, offset by a price variance of $(1.0) million. driven by a lower depletion rate per Boe from higher reserves. Our average depreciation, depletion and amortization per Boe decreased from $13.72 per Boe to $13.19 per Boe.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased slightly from $352,184 to $382,251 due to additional ARO accretion associated with properties acquired in the Lime Rock Acquisition as well as new drilled and completed wells, offset by wells plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. General and administrative ("G&A") expense decreased from $7.7 million to $7.1 million. The $0.6 million cost decrease was primarily due to a decrease of $0.7 million in share-based compensation costs. Other cost reductions included a decrease of $0.3 million in legal fees, $0.2 million in additional costs capitalized for geological and geophysical ("G&G"), $0.1 million in reduced costs for environmental sustainablity, and a $0.1 million reduction in insurance costs. These cost reductions were offset by an increase of $0.8 million in salaries and bonuses.

Other Costs and Operating Expenses for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$47,479,214	$47,754,798	$(275,584)	(1)%
Depreciation	203,278	204,709	(1,431)	(1)%
Amortization of financing lease assets	503,405	532,364	(28,959)	(5)%
Total depreciation, depletion and amortization	$48,185,897	$48,491,871	$(305,974)	(1)%

Depletion per Boe	$13.21	$13.52	$(0.31)	(2)%
Depreciation, depletion and amortization per Boe	$13.41	$13.73	$(0.32)	(2)%

Asset retirement obligation ("ARO") accretion	$708,800	$703,018	$5,782	1%

Operating lease expense	$350,181	$350,181	$—	—%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$12,715,698	$11,381,146	$1,334,552	12%
Share-based compensation	3,042,797	3,801,610	(758,813)	(20)%
Total general and administrative expense	$15,758,495	$15,182,756	$575,739	4%

G&A per Boe	$4.39	$4.30	$0.09	2%
G&A excluding Share-based compensation, per Boe	$3.54	$3.22	$0.32	10%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $0.3 million from $48.5 million to $48.2 million, with substantially all of the reduction from lower depletion. The decrease in depletion was primarily due to a a price variance of $(1.1) million, from a lower depletion expense per Boe, due to an increase in the amortization base (Boe). Further, depletion had a volume variance of $0.8 million from a increase of 60,482 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.73 per Boe to $13.41 per Boe.
Asset retirement obligation accretion. Our ARO accretion increased by $5,782 from $703,018 to $708,800 primarily as a result of newly acquired and drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. G&A expense increased approximately $0.6 million from $15.2 million to $15.8 million, with the $0.6 million cost increase primarily due to an increase of $2.3 million in salaries and bonuses (including impacts from severance paid), offset by reductions of $0.8 million in stock based compensation, $0.4 million in legal fees, $0.2 million in environmental sustainability, $0.2 million in credit loss expense, $0.1 million in additional costs capitalized for G&G, and a reduction of $0.1 million in other professional fees.

Other Income (Expense) for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Interest income	$69,658	$144,933	$(75,275)	(52)%

Interest expense:
Interest on revolving line of credit	$9,482,817	$9,521,775	$(38,958)	—%
Fees associated with revolving line of credit	210,459	245,297	(34,838)	(14)%
Amortization of deferred financing costs	1,836,174	1,221,608	614,566	50%
Interest on financing lease liabilities	27,638	31,422	(3,784)	(12)%
Interest paid for notes payable	10,645	9,986	659	7%
Deferred cash payment accretion	189,671	—	189,671	100%
Other interest	—	(83,961)	83,961	100%
Total interest expense	$11,757,404	$10,946,127	$811,277	7%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$433,301	$(4,073,127)	$4,506,428	111%
Natural gas	244,542	1,478,630	(1,234,088)	(83)%
Total realized gain (loss)	$677,843	$(2,594,497)	$3,272,340	126%
Unrealized gain (loss):
Crude oil	$12,145,940	$2,308,594	$9,837,346	426%
Natural gas	1,824,271	(1,542,696)	3,366,967	218%
Total unrealized gain (loss)	$13,970,211	$765,898	$13,204,313	1724%
Total gain (loss) on derivative contracts:	$14,648,054	$(1,828,599)	$16,476,653	901%

Gain (loss) on disposal of assets	$155,293	$51,338	$103,955	202%
Other income	$150,770	$—	$150,770	100%
Interest income. Interest income decreased from $144,933 to $69,658 due to lower interest earned from depositing excess cash balances in bank sweep accounts.
Interest expense. Interest expense increased from $10.9 million to $11.8 million primarily due to additional deferred financing costs recognized from the credit agreement modification which was completed in June 2025. Also impacting the increase in interest expense was the deferred cash payment accretion related to the Lime Rock acquisition which closed at the end of March 2025. Although the Company had higher amounts outstanding on its Credit Facility, with a weighted average daily debt of approximately $456.3 million during the second quarter of 2025 compared to approximately $420.3 million during the second quarter of 2024, the interest on the revolving line of credit decreased slightly due to a meaningful reduction in interest rates, with a weighted average annual interest rate of 8.5% in the second quarter of 2025 compared to 9.3% in the second quarter of 2024.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $14.6 million for the three months ended June 30, 2025 compared to a loss on derivative contracts of $1.8 million for the three months ended June 30, 2024. For the derivative contract settlements, we recorded a realized gain of $0.7 million for the three months ended June 30, 2025 and a realized loss of $2.6 million for the three months ended June 30, 2024. The change of $3.3 million in the realized gain (loss) was a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $14.0 million for the three months ended June 30, 2025 and an unrealized gain of $0.8 million for the three months ended June 30, 2024. The change in position was primarily due to the changes in crude oil futures prices.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets increased by $103,955 from $51,338 during the three months ended June 30, 2024 to $155,293 during the three months ended June 30, 2025, with $89,716 of the increase from the sale of leased vehicles, and the remainder of $14,239 due to selling owned vehicles in the prior period.
Other income. During the three months ended June 30, 2025, the Company recorded $150,770 of other income from a pipeline easement lease.

Other Income (Expense) for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Interest income	$159,716	$223,477	$(63,761)	(29)%

Interest expense:
Interest on revolving line of credit	$17,430,459	$19,287,826	$(1,857,367)	(10)%
Fees associated with revolving line of credit	487,848	484,925	2,923	1%
Amortization of deferred financing costs	3,074,667	2,443,215	631,452	26%
Interest on financing lease liabilities	56,379	62,739	(6,360)	(10)%
Interest paid for notes payable	17,166	16,366	800	5%
Deferred cash payment accretion	189,671	—	189,671	100%
Other interest	—	150,000	(150,000)	(100)%
Total interest expense	$21,256,190	$22,445,071	$(1,188,881)	(5)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(206,966)	$(6,812,097)	$6,605,131	97%
Natural gas	331,215	2,756,085	(2,424,870)	(88)%
Total realized gain (loss)	$124,249	$(4,056,012)	$4,180,261	103%
Unrealized gain (loss):
Crude oil	$14,487,365	$(14,685,728)	$29,173,093	199%
Natural gas	(892,350)	(2,101,354)	1,209,004	58%
Total unrealized gain (loss)	$13,595,015	$(16,787,082)	$30,382,097	181%
Total gain (loss) on derivative contracts:	$13,719,264	$(20,843,094)	$34,562,358	166%

Gain (loss) on disposal of assets	$279,903	$89,693	$190,210	212%
Other income	$159,712	$25,686	$134,026	522%
Interest income. Interest income decreased $63,761 from $223,477 to $159,716, from a reduction of $71,128 from depositing excess cash balances in bank sweep accounts, offset by an increase of $7,367 in severance tax interest payments.
Interest expense. Interest expense decreased by approximately $1.2 million from $22.4 million to $21.3 million as a result of lower interest rates, with a weighted average annual interest rate of 8.4% during the six months ended June 30, 2025 compared to 9.3% during the six months ended June 30, 2024. Slightly offsetting this impact was higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $425.0 million during the six months ended June 30, 2025 compared to approximately $424.6 million during the six months ended June 30, 2024. Further offsetting was the increase in deferred financing costs recognized from the credit agreement modification.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $13.7 million for the six months ended June 30, 2025 and a loss on derivative contracts of $20.8 million for the six months ended June 30, 2024. For the derivative contract settlements, we recorded a realized gain of $0.1 million for the six months ended June 30, 2025 and a realized loss of $4.1 million for the six months ended June 30, 2024. The change of $4.2 million in the realized derivative gain (loss) was a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $13.6 million for the six months ended June 30, 2025 and an unrealized loss of $16.8 million for the six months ended June 30, 2024. This positive change in unrealized derivatives primarily was due to the changes in crude oil futures prices on derivative contracts in the Company's portfolio.

Gain (loss) on disposal of assets. The Company's gain on disposal of assets increased by $190,210 from $89,693 to $279,903 with $182,945 of the increase from the sale of leased vehicles as well as $7,265 from more favorable sales of Company owned vehicles.
Other income. Other income increased $134,026 from $25,686 to $159,712 from due to an increase in income of $150,770 from a pipeline easement lease, offset by a reduction of $16,744 in income from the Company's charge card rebate program.

Provision for Income Taxes: for the Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Provision for Income Taxes:
Deferred federal income tax provision	$(5,776,325)	$(6,427,828)	$651,503	10%
Current state income tax provision	(147,461)	(152,385)	4,924	3%
Deferred state income tax provision	(183,639)	(240,272)	56,633	24%
Provision for Income Taxes	$(6,107,425)	$(6,820,485)	$713,060	10%

Provision for income taxes. The provision for income taxes changed from a provision of $6.8 million for the three months ended June 30, 2024 to a provision of $6.1 million for the three months ended June 30, 2025. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2025, taking into account all applicable tax rates and laws.
Provision for Income Taxes: for the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Provision for Income Taxes:
Deferred federal income tax provision	$(8,592,403)	$(7,979,587)	$(612,816)	(8)%
Current state income tax provision	(283,854)	(255,018)	(28,836)	(11)%
Deferred state income tax provision	(272,345)	(314,766)	42,421	13%
Provision for Income Taxes	$(9,148,602)	$(8,549,371)	$(599,231)	(7)%

Provision for income taxes. The provision for income taxes changed from a provision of $8.5 million for the six months ended June 30, 2024 to a provision of $9.1 million for the six months ended June 30, 2025. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2025, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of June 30, 2025, we had cash on hand of $0.0 million, compared to $1.9 million as of December 31, 2024. We strive to keep our cash balance as low as possible to minimize our outstanding debt and associated interest. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the six months ended June 30, 2025 of $61.7 million, compared to net cash provided by operating activities of $95.8 million for the same period in 2024, which was primarily due to lower year to date revenues, which resulted in less cash received from purchasers. We had net cash used in investing activities of $121.0 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $76.4 million for the same period in 2024, driven by the payments made for the Lime Rock Acquisition in the first half of 2025, with no comparable payments made in the first half of 2024. This increase in acquisition payments was offset by a reduction in payments to develop oil and natural gas properties. Net cash provided by financing activities was $57.4 million for the six months ended June 30, 2025 and net cash used in financing activities was $18.6 million for the six months ended June 30, 2024, during which time $63 million was the net borrowing and $18.0 million was the net paydown of principal on our Credit Facility, respectively.
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
Availability of Capital Resources under Credit Facility
As of June 30, 2025, $448 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in June 2029. The borrowing base under our Credit Facility is $585 million. The borrowing base is redetermined semi-annually each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of June 30, 2025 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

Swaps:
Hedged volume (Bbl)	471,917	241,755	608,350	577,101	171,400	529,000	509,500	492,000
Weighted average swap price	$68.64	$65.56	$67.95	$67.41	$62.26	$65.34	$62.82	$60.45

Two-way collars:
Hedged volume (Bbl)	225,400	404,800	—	—	379,685	—	—	—
Weighted average put price	$65.00	$60.00	$—	$—	$60.00	$—	$—	$—
Weighted average call price	$78.91	$75.68	$—	$—	$72.50	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

NYMEX Swaps:
Hedged volume (MMBtu)	300,500	128,400	140,600	662,300	121,400	613,300	—	—
Weighted average swap price	$3.88	$4.25	$4.20	$3.54	$4.22	$3.83	$—	$—

Two-way collars:
Hedged volume (MMBtu)	309,350	748,000	694,500	139,000	648,728	128,000	717,000	694,000
Weighted average put price	$3.17	$3.10	$3.50	$3.50	$3.10	$3.50	$3.99	$3.00
Weighted average call price	$4.98	$4.40	$5.11	$5.42	$4.24	$5.42	$5.21	$4.32

	Oil Hedges (basis differential)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	276,000	—	—	—	—	—	—
Weighted average spread price (1)	$1.00	$1.00	$—	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q3 2025	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	381,725	363,200	—	—	—	—	700,000	—
Weighted average spread price (2)	$1.69	$1.69	$—	$—	$—	$—	$0.74	$—
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2025, 86% of our derivative instruments were with lenders under our Credit Facility.
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
As of June 30, 2025, we had no off-balance sheet financing arrangements.

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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $36.3 million as of June 30, 2025). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the six months ended June 30, 2025. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Six Months Ended	As of
	June 30, 2025	June 30, 2025
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	66%	73%
Concord Energy LLC ("Concord")	13%	10%
NGL Crude Partners ("NGL Crude")	9%	7%
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
As of June 30, 2025, we had $448 million outstanding on our Credit Facility with a weighted average annual interest rate for the six months ended June 30, 2025 of 8.4%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.5 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended June 30, 2025 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: August 6, 2025	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Travis T. Thomas
Travis T. Thomas
Chief Financial Officer
(Principal Financial and Accounting Officer)