Form 10-Q
period 2025-09-30
RING ENERGY, INC.
filed 2025-11-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had outstanding 207,223,177 shares of common stock ($0.001 par value).

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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$286,907	$1,866,395
Accounts receivable	34,504,883	36,172,316
Joint interest billing receivables, net	917,575	1,083,164
Derivative assets	12,854,010	5,497,057
Inventory	4,985,360	4,047,819
Prepaid expenses and other assets	2,277,737	1,781,341
Total Current Assets	55,826,472	50,448,092
Properties and Equipment
Oil and natural gas properties, full cost method	1,902,517,373	1,809,309,848
Financing lease asset subject to depreciation	3,685,956	4,634,556
Fixed assets subject to depreciation	3,500,386	3,389,907
Total Properties and Equipment	1,909,703,715	1,817,334,311
Accumulated depreciation, depletion and amortization	(546,561,770)	(475,212,325)
Net Properties and Equipment	1,363,141,945	1,342,121,986
Operating lease asset	1,443,170	1,906,264
Derivative assets	4,232,434	5,473,375
Deferred financing costs	10,028,572	8,149,757
Total Assets	$1,434,672,593	$1,408,099,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,459,022	$95,729,261
Income tax liability	305,124	328,985
Financing lease liability	728,762	906,119
Operating lease liability	633,264	648,204
Derivative liabilities	2,277,994	6,410,547
Notes payable	1,001,829	496,397
Deferred cash payment	9,800,376	—
Asset retirement obligations	418,526	517,674
Total Current Liabilities	101,624,897	105,037,187

Non-current Liabilities
Deferred income taxes	24,615,831	28,591,802
Revolving line of credit	428,000,000	385,000,000
Financing lease liability, less current portion	547,064	647,078
Operating lease liability, less current portion	940,853	1,405,837
Derivative liabilities	1,708,221	2,912,745
Asset retirement obligations	29,578,865	25,864,843
Total Liabilities	587,015,731	549,459,492
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 207,223,177 shares and 198,561,378 shares issued and outstanding, respectively	207,223	198,561
Additional paid-in capital	811,313,842	800,419,719
Retained earnings (Accumulated deficit)	36,135,797	58,021,702
Total Stockholders’ Equity	847,656,862	858,639,982
Total Liabilities and Stockholders' Equity	$1,434,672,593	$1,408,099,474
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Oil, Natural Gas, and Natural Gas Liquids Revenues	$78,601,336	$89,244,383	$240,295,302	$282,886,868

Costs and Operating Expenses
Lease operating expenses	20,518,472	20,315,282	60,442,005	57,984,733
Gathering, transportation and processing costs	126,569	102,420	463,990	376,103
Ad valorem taxes	2,446,565	2,164,562	5,627,320	5,647,469
Oil and natural gas production taxes	3,670,987	4,203,851	11,088,049	12,259,418
Depreciation, depletion and amortization	25,225,345	25,662,123	73,411,242	74,153,994
Ceiling test impairment	72,912,330	—	72,912,330	—
Asset retirement obligation accretion	390,563	354,195	1,099,363	1,057,213
Operating lease expense	175,091	175,091	525,272	525,272
General and administrative expense	8,139,771	6,421,567	23,898,266	21,604,323

Total Costs and Operating Expenses	133,605,693	59,399,091	249,467,837	173,608,525

Income (Loss) from Operations	(55,004,357)	29,845,292	(9,172,535)	109,278,343

Other Income (Expense)
Interest income	74,253	143,704	233,969	367,181
Interest (expense)	(10,052,320)	(10,754,243)	(31,308,510)	(33,199,314)
Gain (loss) on derivative contracts	444,305	24,731,625	14,163,569	3,888,531
Gain (loss) on disposal of assets	105,642	—	385,545	89,693
Other income	—	—	159,712	25,686
Net Other Income (Expense)	(9,428,120)	14,121,086	(16,365,715)	(28,828,223)

Income (Loss) Before Benefit from (Provision for) Income Taxes	(64,432,477)	43,966,378	(25,538,250)	80,450,120

Benefit from (Provision for) Income Taxes	12,800,947	(10,087,954)	3,652,345	(18,637,325)

Net Income (Loss)	$(51,631,530)	$33,878,424	$(21,885,905)	$61,812,795

Basic Earnings (Loss) per Share	$(0.25)	$0.17	$(0.11)	$0.31
Diluted Earnings (Loss) per Share	$(0.25)	$0.17	$(0.11)	$0.31
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Nine Months Ended September 30, 2025	Shares	Amount
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$58,021,702	$858,639,982
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$67,132,440	$875,966,058
Restricted stock vested	41,834	42	(42)	—	—
Shares to cover tax withholdings for restricted stock vested	(8,345)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(57,015)	—	(57,015)
Share-based compensation	—	—	1,351,839	—	1,351,839
Net income	—	—	—	20,634,887	20,634,887
Balance, June 30, 2025	206,542,615	$206,542	$809,921,900	$87,767,327	$897,895,769
Restricted stock vested	349,726	350	(350)	—	—
Shares to cover tax withholdings for restricted stock vested	(85,162)	(85)	85	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(225,977)	—	(225,977)
Performance stock vested	549,900	550	(550)	—	—
Shares to cover tax withholdings for performance stock vested	(133,902)	(134)	134	—	—
Share-based compensation	—	—	1,618,600	—	1,618,600
Net loss	—	—	—	(51,631,530)	(51,631,530)
Balance, September 30, 2025	207,223,177	$207,223	$811,313,842	$36,135,797	$847,656,862

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,342,112	1,342	(1,342)	—	—
Shares to cover tax withholdings for restricted stock vested	(244,911)	(245)	245	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(814,985)	—	(814,985)
Share-based compensation	—	—	1,723,832	—	1,723,832
Net income	—	—	—	5,515,377	5,515,377
Balance, March 31, 2024	197,934,202	$197,934	$796,742,425	$(3,933,235)	$793,007,124
Restricted stock vested	303,797	304	(304)	—	—
Shares to cover tax withholdings for restricted stock vested	(71,702)	(72)	72	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(86,991)	—	(86,991)
Share-based compensation	—	—	2,077,778	—	2,077,778
Net income	—	—	—	22,418,994	22,418,994
Balance, June 30, 2024	198,166,297	$198,166	$798,732,980	$18,485,759	$817,416,905
Restricted stock vested	39,442	39	(39)	—	—
Shares to cover tax withholdings for restricted stock vested	(9,705)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(17,273)	—	(17,273)
Share-based compensation	—	—	32,087	—	32,087
Net income	—	—	—	33,878,424	33,878,424
Balance, September 30, 2024	198,196,034	$198,196	$798,747,764	$52,364,183	$851,310,143
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Net income (loss)	$(21,885,905)	$61,812,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	73,411,242	74,153,994
Ceiling test impairment	72,912,330	—
Asset retirement obligation accretion	1,099,363	1,057,213
Amortization of deferred financing costs	3,768,292	3,670,096
Share-based compensation	4,661,397	3,833,697
Credit loss expense	19,029	187,594
(Gain) loss on disposal of assets	(385,545)	(89,693)
Deferred income tax expense (benefit)	(4,208,267)	18,212,075
Excess tax expense (benefit) related to share-based compensation	232,296	95,333
(Gain) loss on derivative contracts	(14,163,569)	(3,888,531)
Cash received (paid) for derivative settlements, net	2,710,479	(5,938,777)
Changes in operating assets and liabilities:
Accounts receivable	2,299,483	3,245,030
Inventory	(937,541)	1,508,955
Prepaid expenses and other assets	(496,396)	(202,046)
Accounts payable	(12,039,039)	(9,538,827)
Settlement of asset retirement obligation	(837,065)	(974,877)
Net Cash Provided by Operating Activities	106,160,584	147,144,031
Cash Flows From Investing Activities
Payments for the Lime Rock Acquisition	(72,569,545)	—
Payments to purchase oil and natural gas properties	(1,512,415)	(787,343)
Payments to develop oil and natural gas properties	(70,251,975)	(117,559,401)
Payments to acquire or improve fixed assets subject to depreciation	(175,369)	(185,524)
Proceeds from sale of fixed assets subject to depreciation	17,360	10,605
Proceeds from divestiture of equipment for oil and natural gas properties	100	—
Proceeds from sale of New Mexico properties	—	(144,398)
Proceeds from sale of CBP vertical wells	—	5,500,000
Insurance proceeds received for damage to oil and natural gas properties	260,446	—
Net Cash Used in Investing Activities	(144,231,398)	(113,166,061)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	201,322,997	108,000,000
Payments on revolving line of credit	(158,322,997)	(141,000,000)
Payments for taxes withheld on vested restricted shares, net	(961,446)	(919,249)
Proceeds from notes payable	1,648,539	1,501,507
Payments on notes payable	(1,143,107)	(1,122,422)
Payment of deferred financing costs	(5,713,978)	(45,704)
Reduction of financing lease liabilities	(338,682)	(688,486)
Net Cash Provided by (Used in) Financing Activities	36,491,326	(34,274,354)
Net Increase (Decrease) in Cash	(1,579,488)	(296,384)
Cash at Beginning of Period	1,866,395	296,384
Cash at End of Period	$286,907	$—

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental Cash Flow Information
Cash paid for interest	$23,559,423	$30,208,974
Cash paid (refunded) for income taxes	347,487	72,213

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$77,323	$505,721
Asset retirement obligation acquired	2,721,571	—
Asset retirement obligation sold	(65,129)	(3,219,651)
Financing lease assets obtained in exchange for new financing lease liability, net (1)	453,829	341,218
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	2,097,669	(4,034,975)

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$63,599,939	$—
Escrow deposit released at closing	5,000,000	—
Direct transaction costs	2,576,648	—
Cash paid for fixed assets acquired	(34,275)	—
Purchase price adjustments paid to third parties	1,427,233	—
Payments for the Lime Rock Acquisition	$72,569,545	$—
Investing Activities - Noncash
Assumption of suspense liability	$459,096	$—
Assumption of ad valorem tax liability	405,549	—
Assumption of asset retirement obligation	2,587,179	—
Deferred cash payment at fair value	9,415,066	—
Financing Activities - Noncash
Common stock issued for acquisition	$7,420,811	$—
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $96,820 of finance lease asset terminations for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company had $45,436 in finance lease asset terminations.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $36,907 and $1,616,395 as of September 30, 2025 and December 31, 2024, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the nine months ended September 30, 2025, sales to three purchasers represented 66%, 13% and 9%, respectively, of total oil, natural gas, and natural gas liquids sales. As of September 30, 2025, receivables outstanding from these three purchasers represented 76%, 10% and 6%, respectively, of accounts receivable. The following table reflects the Company's beginning and ending balances of our account receivables from purchasers of our oil and gas for the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Beginning balance of accounts receivable from purchasers of oil and gas	$36,251,914	$38,478,082
Ending balance of accounts receivable from purchasers of oil and gas	32,354,972	32,531,626

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance of accounts receivable from purchasers of oil and gas	$33,774,968	$37,879,779
Ending balance of accounts receivable from purchasers of oil and gas	32,354,972	32,531,626

Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of September 30, 2025 or December 31, 2024.
Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three and nine months ended September 30, 2025 and September 30, 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Credit loss expense	$907	$8,817	$19,029	$187,594
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Joint interest billing receivables	$1,118,337	$1,264,897
Allowance for credit losses	(200,762)	(181,733)
Joint interest billing receivables, net	$917,575	$1,083,164
The increase of $19,029 in the allowance for credit losses during the nine months ended September 30, 2025 was for owner settlements considered uncollectible with no offsetting revenues held in suspense.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depletion	$24,902,199	$25,302,058	$72,381,413	$73,056,856
Depletion rate, per barrel-of-oil-equivalent (Boe)	$13.02	$13.68	$13.15	$13.57
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
Due to the lower oil prices impacting the present value of estimated future net revenues, during the three and nine months ended September 30, 2025, the Company recorded impairments on oil and natural gas properties as a result of the ceiling test of $72,912,330 and $72,912,330, respectively. No such impairments were recorded during the three and nine months ended September 30, 2024.
Land, Buildings and Structures, Equipment, Software, Leasehold Improvements, Automobiles, and UAV – Land, buildings and structures, equipment, software, leasehold improvements, automobiles, and unmanned aerial vehicles ("UAV") are carried at historical cost, adjusted for impairment loss and accumulated depreciation (except for land). Historical costs include all direct costs associated with the acquisition of land, buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV and placing them in service. Upon sale or abandonment, the cost of the fixed asset(s) and related accumulated depreciation are removed from the accounts and any gain or loss is recognized.
Depreciation of buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
UAV	3 years
The following table provides information on the Company's depreciation expense for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation	$105,933	$102,043	$309,211	$306,752
Notes Payable – At the end of May 2024, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,501,507. In November 2024, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a face value after down payments of $58,773. The APR for both notes was 7.98%. At the end of May 2025, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,648,539. The APR for this note was 7.75%. As of September 30, 2025 and December 31, 2024, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $1,001,829 and $496,397, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average notes payable balance	$1,295,192	$1,181,511	$646,316	$616,090
Weighted average interest rate on weighted average notes payable	7.94%	8.16%	8.85%	8.76%
The following table shows interest paid related to notes payable for the three and nine months ended September 30, 2025 and 2024. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest paid for notes payable	$25,710	$24,115	$42,876	$40,481
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
In assessing the Company’s deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company’s ability to utilize operating loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of September 30, 2025 and December 31, 2024, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which, among other items, allows for 100% bonus depreciation on a permanent basis for property acquired after January 19, 2025. Further, the OBBBA basis for Code Section 163(j) net interest expense deduction is based on EBITDA (earnings before interest, taxes, depreciation and amortization) rather than EBIT (earnings before interest and taxes) for taxable years beginning after December 31, 2024, and any disallowed interest expense can be carried forward indefinitely. We have incorporated these changes into our income tax provision for the three and nine months ended September 30, 2025.

The Company recorded the following federal and state income tax benefits (provisions) for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Deferred federal income tax benefit (provision)	$12,558,220	$(9,637,849)	$3,965,817	$(17,617,436)
Current state income tax provision	(39,816)	(74,899)	(323,670)	(329,917)
Deferred state income tax benefit (provision)	282,543	(375,206)	10,198	(689,972)
Benefit from (Provision for) Income Taxes	$12,800,947	$(10,087,954)	$3,652,345	$(18,637,325)

Effective tax rate (1)	19.87%	22.94%	14.30%	23.17%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income (Loss) Before Benefit from (Provision for) Income Taxes. The effective tax rates for the three and nine months ended September 30, 2025 were lower than the federal statutory corporate tax rate, primarily impacted by an increase in nondeductible expenses and the impact of state income taxes. The effective tax rate for the three and nine months ended September 30, 2024 were higher than the federal statutory corporate tax rate primarily due to nondeductible expenses and state income taxes.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share-based compensation	$1,618,600	$32,087	$4,661,397	$3,833,697
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

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments from this update provide for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. Further, the amount of income taxes paid (net of refunds received) are required to be disaggregated by (i) federal (national), state, and foreign taxes, and (ii) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments from this update require that all entities disclose (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. As such, the Company adopted ASU 2023-09 effective January 1, 2025. The Company will include the applicable enhanced disclosures prospectively in its annual financial statements for the year ended December 31, 2025.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The purpose of this update is to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). As clarified in ASU 2025-01, "Income Statement – Reporting Comprehensive Income – Expenses Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date," the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.

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
Disaggregation of revenue – The following table presents revenues disaggregated by product:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$78,884,753	$90,416,363	$238,168,279	$282,000,446
Natural gas (1)	(2,253,323)	(3,859,603)	(4,794,987)	(7,650,645)
Natural gas liquids	1,969,906	2,687,623	6,922,010	8,537,067
Total oil, natural gas, and natural gas liquids revenues	$78,601,336	$89,244,383	$240,295,302	$282,886,868
(1) In the three and nine months ended September 30, 2025 and 2024, the Company experienced a net negative total gas revenue, due to a lower gross realized sales prices per Mcf compared with the plant fees per Mcf.

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
Future lease payments associated with these operating and financing leases as of September 30, 2025 are as follows:

	2025	2026	2027	2028	2029	Other Future Years	Total
Operating lease payments (1)	$185,359	$636,649	$460,497	$250,606	$149,628	$—	$1,682,739
Financing lease payments (2)	212,810	736,174	353,326	71,667	—	—	1,373,977

(1)The weighted average annual discount rate as of September 30, 2025 for operating leases was 4.50%. Based on this rate, the future lease payments above include imputed interest of $108,622. The weighted average remaining term of operating leases was 2.88 years.

(2)The weighted average annual discount rate as of September 30, 2025 for financing leases was 7.50%. Based on this rate, the future lease payments above include imputed interest of $98,151. The weighted average remaining term of financing leases was 1.91 years.

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	September 30, 2025	December 31, 2024
Operating lease liability, current portion	$633,264	$648,204
Operating lease liability, non-current portion	940,853	1,405,837
Operating lease liability, total	$1,574,117	$2,054,041
Total undiscounted future cash flows (sum of future operating lease payments)	1,682,739	2,224,840
Imputed interest	108,622	170,799
Undiscounted future cash flows less imputed interest	$1,574,117	$2,054,041

Financing lease liability, current portion	$728,762	$906,119
Financing lease liability, non-current portion	547,064	647,078
Financing lease liability, total	$1,275,826	$1,553,197
Total undiscounted future cash flows (sum of future financing lease payments)	1,373,977	1,667,763
Imputed interest	98,151	114,566
Undiscounted future cash flows less imputed interest	$1,275,826	$1,553,197
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease costs	$175,091	$175,091	$525,272	$525,272
Short-term lease costs (1)	1,143,136	1,225,729	3,555,538	3,311,077
Financing lease costs:
Amortization of financing lease assets (2)	217,213	258,022	720,618	790,386
Interest on financing lease liabilities (3)	24,330	27,224	80,709	89,963

(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss)	$(51,631,530)	$33,878,424	$(21,885,905)	$61,812,795
Basic Weighted-Average Shares Outstanding	206,688,003	198,177,046	204,223,621	197,850,538
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	1,905,628	—	1,628,164
Performance stock units	—	597,939	—	619,555
Common warrants	—	43,250	—	41,221
Diluted Weighted-Average Shares Outstanding	206,688,003	200,723,863	204,223,621	200,139,478
Basic Earnings (Loss) per Share	$(0.25)	$0.17	$(0.11)	$0.31
Diluted Earnings (Loss) per Share	$(0.25)	$0.17	$(0.11)	$0.31
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Antidilutive securities:
Stock options to purchase common stock	64,848	65,500	65,280	66,850
Unvested restricted stock units	5,328,767	51,622	5,262,174	56,530
Unvested performance stock units	3,403,082	516,450	2,776,101	1,198,361

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

Lime Rock Acquisition
On February 25, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”) and Lime Rock Resources IV-C, L.P. ("LRRC" and with LRRA, "Lime Rock"), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”), which provided that the Company would acquire (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in the Central Basin Platform of the Texas Permian Basin in Andrews County, Texas the "Lime Rock Assets"). On March 31, 2025, the Company and Lime Rock consummated the transactions contemplated in the Lime Rock Acquisition whereby the Company acquired the Lime Rock Assets for aggregate consideration consisting of: (i) approximately $69.3 million in cash, net of customary purchase price adjustments, paid at the closing of the Lime Rock Acquisition, (ii) $10.0 million to be paid by December 31, 2025, and (iii) 6,452,879 shares of common stock.
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

The following table represents the final allocation of the total cost of the Lime Rock Acquisition to the assets acquired and liabilities assumed as of the Lime Rock Acquisition date:

Consideration:
Common stock consideration
Shares of common stock issued	6,452,879
Common stock price as of March 31, 2025	$1.15
Total common stock consideration	$7,420,811
Cash consideration
Escrow deposit released at closing	$5,000,000
Closing amount paid to Lime Rock	63,599,939
Fair value of deferred payment liability	9,415,066
Post-close adjustments	721,116
Total cash consideration	$78,736,121
Direct transaction costs	2,576,648
Total consideration	$88,733,580

Fair value of assets acquired:
Oil and natural gas properties	$92,111,309
Fixed assets	34,275
Joint interest billing receivable	39,820
Amount attributable to assets acquired	$92,185,404
Fair value of liabilities assumed:
Suspense liability	$459,096
Asset retirement obligations	2,587,179
Ad valorem tax liability	405,549
Amount attributable to liabilities assumed	$3,451,824
Net assets acquired	$88,733,580

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
From time to time, the Company enters into derivative contracts to protect the Company’s cash flow from price fluctuation and maintain its capital programs. The Company has historically used costless collars, deferred premium puts, or swaps for this purpose. Oil derivative contracts are based on West Texas Intermediate ("WTI") crude oil prices and natural gas contacts are based on the Henry Hub. A “costless collar” is the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Similar to costless collars, there is no cost to enter into the swap contracts. A deferred premium put contract has the premium established upon entering the contract, and due upon settlement of the contract.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	September 30, 2025	December 31, 2024
Commodity derivative instruments, marked to market:

Derivatives assets, current	$12,854,010	$5,497,057

Derivative assets, noncurrent	$4,232,434	$5,473,375

Derivative liabilities, current	$2,277,994	$6,410,547

Derivative liabilities, noncurrent	$1,708,221	$2,912,745
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Oil derivatives:
Realized gain (loss) on oil derivatives	$2,065,490	$(3,109,660)	$1,858,524	$(9,921,757)
Unrealized gain (loss) on oil derivatives	(3,526,149)	27,238,245	10,961,216	12,552,517
Gain (loss) on oil derivatives	$(1,460,659)	$24,128,585	$12,819,740	$2,630,760

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	520,740	1,226,895	$851,955	$3,982,980
Unrealized gain (loss) on natural gas derivatives	1,384,224	(623,855)	491,874	(2,725,209)
Gain (loss) on natural gas derivatives	$1,904,964	$603,040	$1,343,829	$1,257,771

Gain (loss) on derivative contracts	$444,305	$24,731,625	$14,163,569	$3,888,531
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash flows from operating activities
Cash received (paid) for oil derivatives	$2,065,490	$(3,109,660)	$1,858,524	$(9,921,757)
Cash received (paid) for natural gas derivatives	520,740	1,226,895	851,955	3,982,980
Cash received (paid) for derivative settlements, net	$2,586,230	$(1,882,765)	$2,710,479	$(5,938,777)
The following tables reflect the details of current derivative contracts as of September 30, 2025 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

Swaps:
Hedged volume (Bbl)	241,755	608,350	577,101	171,400	529,000	509,500	492,000	432,000
Weighted average swap price	$65.56	$67.95	$66.50	$62.26	$65.34	$62.82	$60.45	$61.80

Two-way collars:
Hedged volume (Bbl)	404,800	—	—	379,685	—	—	—	—
Weighted average put price	$60.00	$—	$—	$60.00	$—	$—	$—	$—
Weighted average call price	$75.68	$—	$—	$72.50	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

NYMEX Swaps:
Hedged volume (MMBtu)	84,300	140,600	662,300	121,400	613,300	—	—	612,000
Weighted average swap price	$4.25	$4.20	$3.54	$4.22	$3.83	$—	$—	$3.74

Two-way collars:
Hedged volume (MMBtu)	495,500	694,500	139,000	648,728	128,000	717,000	694,000	—
Weighted average put price	$3.10	$3.50	$3.50	$3.10	$3.50	$3.99	$3.00	$—
Weighted average call price	$4.40	$5.11	$5.42	$4.24	$5.42	$5.21	$4.32	$—

	Oil Hedges (basis differential)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	—	—	—	—	—	—	—
Weighted average spread price (1)	$1.00	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027
El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	363,200	—	—	—	—	700,000	—	—
Weighted average spread price (2)	$1.69	$—	$—	$—	$—	$0.74	$—	$—
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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024

Commodity Derivatives - Assets	$—	$10,970,432	$—	$10,970,432
Commodity Derivatives - Liabilities	$—	$(9,323,292)	$—	$(9,323,292)

Total	$—	$1,647,140	$—	$1,647,140

As of September 30, 2025

Commodity Derivatives - Assets	$—	$17,086,444	$—	$17,086,444
Commodity Derivatives - Liabilities	$—	$(3,986,215)	$—	$(3,986,215)

Total	$—	$13,100,229	$—	$13,100,229
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
As of September 30, 2025, $428 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of September 30, 2025, the Company's unused line of credit was approximately $157.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $428 million and standby letters of credit of $35,000 in total ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the nine months ended September 30, 2025 is as follows:

Balance, December 31, 2024	$26,382,517
Liabilities acquired	2,721,571
Liabilities incurred	77,323
Liabilities sold	(65,129)
Liabilities settled	(218,254)
Accretion expense	1,099,363
Balance, September 30, 2025	$29,997,391
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	September 30, 2025	December 31, 2024
Asset retirement obligations, current	$418,526	$517,674
Asset retirement obligations, non-current	29,578,865	25,864,843
Asset retirement obligations	$29,997,391	$26,382,517
NOTE 10 — STOCKHOLDERS' EQUITY
As of December 31, 2024, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant, expiring five years from initial issuance in October 2020. During the nine months ended September 30, 2025 and 2024, no common warrants were exercised. The following table reflects the common warrants exercised, including the proceeds received for such exercises. As of September 30, 2025, there remained 78,200 exercisable common warrants.

	Common Warrants	Exercise Price	Proceeds Received
Exercisable, December 31, 2023	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, June 30, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2024	78,200	$0.80

Exercisable, December 31, 2024	78,200	$0.80
Exercised	—	—	$—
Exercisable, March 31, 2025	78,200	$0.80
Exercised	—	—	$—
Exercisable, June 30, 2025	78,200	$0.80
Exercised	—	—	$—
Exercisable, September 30, 2025	78,200	$0.80

NOTE 11 — EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK UNITS
Share-based compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2025 and 2024 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Share-based compensation expense from:
Employee stock options	$—	$—	$—	$—
Restricted stock unit grants	1,097,438	644,567	3,367,412	2,772,645
Performance stock unit awards (1)	521,162	(612,480)	1,293,985	1,061,052
Total share-based compensation	$1,618,600	$32,087	$4,661,397	$3,833,697
(1) The negative share-based compensation expense for performance stock unit awards during the three months ended September 30, 2024 is reflective of the forfeitures that were incurred and recognized during that period.
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. There were no shares eligible for grant, either as stock options or as restricted stock, as of September 30, 2025.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. At the 2025 Annual Meeting of Stockholders, the stockholders approved a second amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 11.5 million. There were 11,586,305 shares available for grant as of September 30, 2025 under the 2021 Plan.

Employee Stock Options
A summary of the status of the stock options as of September 30, 2025 and 2024 and changes during the respective nine month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2023	70,500	$10.33
Granted	—	—
Forfeited	—	—
Expired	(5,000)	5.50
Exercised	—	—
Outstanding, March 31, 2024	65,500	$10.70	2.31 years	$—
Exercisable, March 31, 2024	65,500	$10.70	2.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2024	65,500	$10.70	2.06 years	$—
Exercisable, June 30, 2024	65,500	$10.70	2.06 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, September 30, 2024	65,500	$10.70	1.81 years	$—
Exercisable, September 30, 2024	65,500	$10.70	1.81 years

Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2025	65,500	$10.70	1.06 years	$—
Exercisable, June 30, 2025	65,500	$10.70	1.06 years
Granted	—	$—
Forfeited	—	$—
Expired	(10,000)	$14.54
Exercised	—	$—
Outstanding, September 30, 2025	55,500	$10.01	0.95 years	$—
Exercisable, September 30, 2025	55,500	$10.01	0.95 years

The intrinsic values were calculated using the closing price on September 30, 2025 of $1.09 and the closing price on September 30, 2024 of $1.60. As of September 30, 2025, the Company had $0 of unrecognized compensation cost related to stock options.
Restricted Stock Units
A summary of the restricted stock units ("RSU") outstanding as of September 30, 2025 and 2024, respectively, and changes during the respective nine month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	3,148,226	$2.40
Granted	2,647,970	1.30
Forfeited or rescinded	(26,802)	1.30
Vested	(1,342,112)	2.35
Outstanding, March 31, 2024	4,427,282	$1.77
Granted	60,000	2.04
Forfeited or rescinded	(66,101)	1.43
Vested	(303,797)	2.74
Outstanding, June 30, 2024	4,117,384	$1.70
Granted	76,600	1.97
Forfeited or rescinded	(399,552)	1.67
Vested	(57,338)	2.38
Outstanding, September 30, 2024	3,737,094	$1.70

Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42
Granted	76,177	0.92
Forfeited or rescinded	(86,238)	1.31
Vested	(41,834)	2.12
Outstanding, June 30, 2025	5,473,141	$1.41
Granted	—	—
Forfeited or rescinded	(65,244)	1.36
Vested	(349,726)	1.57
Outstanding, September 30, 2025	5,058,171	$1.40
As of September 30, 2025, the Company had $3,477,694 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 1.93 years. Grant activity for the nine months ended September 30, 2025 was primarily RSU grants for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the performance stock units ("PSU") outstanding as of September 30, 2025 and 2024, respectively, along with changes during the respective nine month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2023	2,022,378	$3.11
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2024	2,022,378	$3.11
Granted	1,378,378	$2.27
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2024	3,400,756	$2.77
Granted	—	—
Forfeited or rescinded	(863,702)	2.75
Vested	—	—
Outstanding, September 30, 2024	2,537,054	$2.77

Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47
Granted	1,624,756	$0.93
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2025	3,516,648	$1.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	(549,900)	1.83
Outstanding, September 30, 2025	2,966,748	$1.75
As of September 30, 2025, the Company had $2,286,720 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.50 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Standby Letters of Credit – A commercial bank previously issued standby letters of credit on behalf of the Company for $250,000 to the State of Texas, $10,000 to a federal agency, and $500,438 to an insurance company to secure the surety bonds described below. On February 23, 2024, the bank reduced the $500,438 standby letter of credit to $25,000 after approval of the insurance company, reduced the $250,000 standby letter of credit to the State of Texas to $0, and retained the standby letter of credit to the federal agency at $10,000. As of September 30, 2025, the Company had total standby letters of credit outstanding of $35,000. The standby letters of credit are valid until cancelled or matured and are collateralized by the Credit Facility with the bank. The terms of the letter of credit to the federal agency is extended for a term of one year at a time. The Company intends to renew the standby letter of credit to the federal agency for as long as required. Although the Company no longer operates any wells in the State of New Mexico, that standby letter of credit will need to be renewed until released. No amounts have been drawn under the standby letters of credit.
Surety Bonds – An insurance company issued surety bonds on behalf of the Company totaling $500,438 to various State of New Mexico agencies in order for the Company to do business in the State of New Mexico. The surety bonds are valid until canceled or matured. The terms of the surety bonds are extended for a term of one year at a time. As of September 30, 2025, the Company still had a surety bond in place of $25,000 for the State of New Mexico; however, these bonds are expected to be eliminated once change of ownership is approved by the New Mexico Oil Conservation Division. On January 10, 2024, two insurance companies issued surety bonds on behalf of the Company, one for $250,000, a Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 wells or more in the State of Texas, and one for $2,000,000, an RRC required blanket plugging extension bond, each with zero collateral requirements. The term for these two surety bonds ends on July 1, 2026 and they can be renewed at that time. As of September 30, 2025, the Company had $2,275,000 in total surety bonds.
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
The Company's operations and financials are managed by one cohesive group of individuals, identified as the chief operating decision maker ("CODM"), consisting of the Chairman of the Board and Chief Executive Officer; Executive Vice President and Chief Operations Officer; Executive Vice President and Chief Exploration Officer; Senior Vice President of Operations; and Vice President and Interim Chief Financial Officer. The CODM group reviews the Company's operating results, including condensed financial statements on a monthly basis for evaluating performance and determining resource allocation. The significant expense categories provided to the CODM include lease operating expenses; gathering, transportation and processing costs; ad valorem taxes; and oil and natural gas production taxes. Each of these costs are deducted from oil, natural gas, and natural gas liquids revenues by operating segment to arrive at operating segment profit, used to assess performance.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$78,601,336	$89,244,383	$240,295,302	$282,886,868
Lease operating expenses (2)	(20,518,472)	(20,315,282)	(60,442,005)	(57,984,733)
Gathering, transportation and processing costs	(126,569)	(102,420)	(463,990)	(376,103)
Ad valorem taxes	(2,446,565)	(2,164,562)	(5,627,320)	(5,647,469)
Oil and natural gas production taxes	(3,670,987)	(4,203,851)	(11,088,049)	(12,259,418)
Exploration and Production segment profit	$51,838,743	$62,458,268	$162,673,938	$206,619,145
(1) All of the Company's revenues are within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Lease operating expenses:
Workovers	$3,027,065	$4,244,856	$9,017,112	$11,144,016
Other lease operating expenses	$17,491,407	$16,070,426	$51,424,893	$46,840,717
Total lease operating expenses	$20,518,472	$20,315,282	$60,442,005	$57,984,733
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's consolidated income (loss) before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's consolidated assets.

	For the three months ended September 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$78,601,336	$—	$78,601,336
Lease operating expenses	(20,518,472)	—	(20,518,472)
Gathering, transportation and processing costs	(126,569)	—	(126,569)
Ad valorem taxes	(2,446,565)	—	(2,446,565)
Oil and natural gas production taxes	(3,670,987)	—	(3,670,987)
Depreciation, depletion and amortization (3)	—	(25,225,345)	(25,225,345)
Ceiling test impairment (3)	—	(72,912,330)	(72,912,330)
Asset retirement obligation accretion	—	(390,563)	(390,563)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(8,139,771)	(8,139,771)
Interest income	—	74,253	74,253
Interest (expense)	—	(10,052,320)	(10,052,320)
Gain (loss) on derivative contracts	—	444,305	444,305
Gain (loss) on disposal of assets	—	105,642	105,642
Other income	—	—	—
Income (Loss) Before Benefit from (Provision for) Income Taxes	$51,838,743	$(116,271,220)	$(64,432,477)

Total Assets (3)	$1,401,663,623	$33,008,970	$1,434,672,593
Capital expenditures	$24,589,282	$—	$24,589,282

(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the three months ended September 30, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$89,244,383	$—	$89,244,383
Lease operating expenses	(20,315,282)	—	(20,315,282)
Gathering, transportation and processing costs	(102,420)	—	(102,420)
Ad valorem taxes	(2,164,562)	—	(2,164,562)
Oil and natural gas production taxes	(4,203,851)	—	(4,203,851)
Depreciation, depletion and amortization (3)	—	(25,662,123)	(25,662,123)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(354,195)	(354,195)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(6,421,567)	(6,421,567)
Interest income	—	143,704	143,704
Interest (expense)	—	(10,754,243)	(10,754,243)
Gain (loss) on derivative contracts	—	24,731,625	24,731,625
Gain (loss) on disposal of assets	—	—	—
Other income	—	—	—
Income (Loss) Before Benefit from (Provision for) Income Taxes	$62,458,268	$(18,491,890)	$43,966,378

Total Assets (3)	$1,367,833,052	$31,931,958	$1,399,765,010
Capital expenditures	$42,691,163	$—	$42,691,163
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Nine months ended September 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$240,295,302	$—	$240,295,302
Lease operating expenses	(60,442,005)	—	(60,442,005)
Gathering, transportation and processing costs	(463,990)	—	(463,990)
Ad valorem taxes	(5,627,320)	—	(5,627,320)
Oil and natural gas production taxes	(11,088,049)	—	(11,088,049)
Depreciation, depletion and amortization (3)	—	(73,411,242)	(73,411,242)
Ceiling test impairment (3)	—	(72,912,330)	(72,912,330)
Asset retirement obligation accretion	—	(1,099,363)	(1,099,363)
Operating lease expense	—	(525,272)	(525,272)
General and administrative expense	—	(23,898,266)	(23,898,266)
Interest income	—	233,969	233,969
Interest (expense)	—	(31,308,510)	(31,308,510)
Gain (loss) on derivative contracts	—	14,163,569	14,163,569
Gain (loss) on disposal of assets	—	385,545	385,545
Other income	—	159,712	159,712
Income (Loss) Before Benefit from (Provision for) Income Taxes	$162,673,938	$(188,212,188)	$(25,538,250)

Total Assets (3)	$1,401,663,623	$33,008,970	$1,434,672,593
Capital expenditures	$73,868,326	$—	$73,868,326
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Nine months ended September 30, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$282,886,868	$—	$282,886,868
Lease operating expenses	(57,984,733)	—	(57,984,733)
Gathering, transportation and processing costs	(376,103)	—	(376,103)
Ad valorem taxes	(5,647,469)	—	(5,647,469)
Oil and natural gas production taxes	(12,259,418)	—	(12,259,418)
Depreciation, depletion and amortization (3)	—	(74,153,994)	(74,153,994)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(1,057,213)	(1,057,213)
Operating lease expense	—	(525,272)	(525,272)
General and administrative expense	—	(21,604,323)	(21,604,323)
Interest income	—	367,181	367,181
Interest (expense)	—	(33,199,314)	(33,199,314)
Gain (loss) on derivative contracts	—	3,888,531	3,888,531
Gain (loss) on disposal of assets	—	89,693	89,693
Other income	—	25,686	25,686
Income (Loss) Before Benefit from (Provision for) Income Taxes	$206,619,145	$(126,169,025)	$80,450,120

Total Assets (3)	$1,367,833,052	$31,931,958	$1,399,765,010
Capital expenditures	$114,313,003	$—	$114,313,003
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.
The following table discloses the purchasers from which 10% or more of revenues were derived in the years noted.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company ("Phillips")	67%	62%	66%	61%
Concord Energy LLC	12%	14%	13%	14%
LPC Crude III, LLC	*	14%	*	13%
NGL Crude Partners ("NGL Crude")	*	10%	*	10%
Energy Transfer Crude Marketing	12%	*	*	*
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%
NOTE 14 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of September 30, 2025, through the date these condensed financial statements were issued, November 6, 2025. The Company did not have any material subsequent events to report.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying condensed financial statements and the notes to those condensed financial statements included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” “Forward Looking Statements” and elsewhere in this Quarterly Report.
Overview
Ring Energy, Inc. (the “Company,” “Ring,” “we,” “us,” “our” and similar terms) is a growth oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin in Texas. Our primary drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, both of which are part of the Permian Basin.
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

2025 Developments and Highlights

Lime Rock Acquisition

On March 31, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”), and Lime Rock Resources IV-C, L.P. (“LRRC” and with LRRA, “Lime Rock”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated February 25, 2025, by and among the Company, LRRA and LRRC (the “Purchase Agreement”) that was previously reported on Form 8-K filed on February 28, 2025 with the Securities and Exchange Commission (“SEC”). At the closing of the Purchase Agreement, among other things, the Company acquired (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in Andrews County, Texas, for an aggregate consideration consisting of: (i) approximately $69.3 million in cash, net of customary purchase price adjustments, paid at the closing of the Lime Rock Acquisition, (ii) $10.0 million in cash to be paid by December 31, 2025, and (iii) 6,452,879 shares of common stock.

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
In the third quarter of 2025, in the Central Basin Platform in Andrews County, the Company drilled and completed three 1-mile horizontal wells, each with a working interest of 100%. Also in the Central Basin Platform in Crane County, the Company drilled and completed one 1-mile horizontal well and one vertical well, both with a working interest of 100%.
The table below sets forth our drilling and completion activities for the nine months ended September 30, 2025.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2025	Northwest Shelf (Horizontal)	4	4
	Central Basin Platform (Vertical)	3	3
	Total	7	7

2Q 2025	Central Basin Platform (Horizontal)	1	1
	Central Basin Platform (Vertical)	1	1
	Total	2	2

3Q 2025	Central Basin Platform (Horizontal)	4	4
	Central Basin Platform (Vertical)	1	1
	Total	5	5
As of September 30, 2025, the Company was in the process of drilling one 1.5-mile horizontal well in the Northwest Shelf in Yoakum County. That well has since been completed and placed on production.
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

Ceiling Test

We perform a ceiling test at the end of each reporting period to evaluate for potential non-cash impairments. Under the full cost method of accounting, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling,” which is defined as the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at an annual rate of 10%. The discounted future net revenues are estimated using spot prices for oil and natural gas, based on the average price during the preceding twelve months. This average is calculated as an unweighted arithmetic mean of the first-day-of-the-month prices for each month within that period, except when changes are fixed and determinable by existing contracts. As a result of the ceiling test, driven by a decrease in the twelve month average commodity price over the past few months, the Company recognized a non-cash impairment charge of $72.9 million during the three months ended September 30, 2025. If this downward trend continues, the Company's discounted future net revenues could continue to decline, which may trigger additional non-cash impairments recognized in future periods. Estimating potential future non-cash impairments is complex due to numerous factors affecting the ceiling test calculation, including but not limited to future prices, operating costs, upward or downward reserve revisions, reserve additions, and tax attributes. The amount of any additional non-cash impairment, if any, is not estimable at this time given the uncertainty of these factors.

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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net sales:
Oil	$78,884,753	$90,416,363	$(11,531,610)	(13)%
Natural gas	(2,253,323)	(3,859,603)	1,606,280	42%
Natural gas liquids	1,969,906	2,687,623	(717,717)	(27)%
Total sales	$78,601,336	$89,244,383	$(10,643,047)	(12)%

Net production:
Oil (Bbls)	1,226,537	1,214,788	11,749	1%
Natural gas (Mcf)	1,853,599	1,705,027	148,572	9%
Natural gas liquids (Bbls)	377,141	350,975	26,166	7%
Total production (Boe)(1)	1,912,611	1,849,934	62,677	3%

Average sales price:
Oil (per Bbl)	$64.32	$74.43	$(10.11)	(14)%
Natural gas (per Mcf)	(1.22)	(2.26)	1.04	46%
Natural gas liquids (Bbl)	5.22	7.66	(2.44)	(32)%
Total per Boe	$41.10	$48.24	$(7.14)	(15)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $11.5 million from $90.4 million to $78.9 million, driven by a price variance of $(12.4) million from a decrease in the average realized price per barrel from $74.43 to $64.32. This was offset by a volume variance of $0.9 million from an increase in sales volume from 1,214,788 barrels to 1,226,537 barrels. The increase in volume of 11,749 barrels consisted of two components: an increase in volumes of 145,893 barrels was due to the wells acquired in the Lime Rock Acquisition (which closed at the end of March 2025), and a decrease of 134,144 was attributed to natural production declines from our legacy assets. The decreased average realized price per barrel was primarily a result of lower oil prices.
Natural gas sales. Natural gas sales increased approximately $1.6 million from a negative $3.9 million to a negative $2.3 million. Our natural gas sales volumes increased from 1,705,027 Mcf to 1,853,599 Mcf, and the average realized price per Mcf increased from $(2.26) to $(1.22). Of the increase in volume of 148,572 Mcf, an increase of 168,823 Mcf was from the Lime Rock Acquisition and a decrease of 20,251 Mcf was attributable to legacy assets. The price increase was driven by improved market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended September 30, 2025, gross revenues were $0.84 per Mcf and fees were $(2.06) per Mcf, compared to gross revenues of $(0.50) per Mcf and fees of $(1.76) per Mcf for the three months ended September 30, 2024. This resulted in a net realized price of $(1.22) per Mcf for the three months ended September 30, 2025 compared to $(2.26) per Mcf for the three months ended September 30, 2024.
Natural gas liquids sales. NGL sales decreased approximately $0.7 million from $2.7 million to $2.0 million. NGL sales volumes for the three months ended September 30, 2025 were 377,141 barrels compared to 350,975 barrels for the comparable period in 2024. Of the increase in volume of 26,166 barrels, 40,700 barrels were attributable to wells acquired in the Lime Rock Acquisition, offset by a reduction of 14,534 barrels attributable to our legacy assets in correlation with gas sales. The average realized price per barrel of NGLs was $5.22 for the three months ended September 30, 2025 compared to $7.66 for the three months ended September 30, 2024, due to weaker market conditions. Specifically, the gross realized price per NGL barrel was $17.52 and the average fees per barrel was $(12.30), resulting in a net realized price of $5.22 for the three months ended September 30, 2025, while the gross realized price per NGL barrel was $18.45 and the average fees per barrel was $(10.79), resulting in a net realized price of $7.66 for the same period in 2024.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
Net sales:
Oil	$238,168,279	$282,000,446	$(43,832,167)	(16)%
Natural gas	(4,794,987)	(7,650,645)	2,855,658	37%
Natural gas liquids	6,922,010	8,537,067	(1,615,057)	(19)%
Total sales	$240,295,302	$282,886,868	$(42,591,566)	(15)%

Net production:
Oil (Bbls)	3,633,739	3,673,356	(39,617)	(1)%
Natural gas (Mcf)	5,172,603	4,739,881	432,722	9%
Natural gas liquids (Bbls)	1,009,881	919,225	90,656	10%
Total production (Boe)(1)	5,505,721	5,382,561	123,160	2%

Average sales price:
Oil (per Bbl)	$65.54	$76.77	$(11.23)	(15)%
Natural gas (per Mcf)	(0.93)	(1.61)	0.68	42%
Natural gas liquids (Bbl)	6.85	9.29	(2.44)	(26)%
Total per Boe	$43.64	$52.56	$(8.92)	(17)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $43.8 million from $282.0 million to $238.2 million, with a price variance of $(40.8) million from a decrease in the average realized price per barrel from $76.77 to $65.54 as well as a volume variance of $(3.0) million due to a decrease in sales volume from 3,673,356 barrels to 3,633,739 barrels. The decrease in volume of 39,617 barrels consisted of two components: an increase in volumes of 299,770 was due to the Lime Rock Acquisition, and a decrease of 339,387 was attributed to natural production declines in the legacy assets. The Company's drilling and completion spend was 43% lower in the months that affected production for the first nine months of 2025 compared to the same months that affected production in the first nine months of 2024. This resulted in less offsets to declining production. The decreased average realized price per barrel was primarily the result of lower oil prices.
Natural gas sales. Natural gas sales increased approximately $2.9 million from a negative $7.7 million to a negative $4.8 million. The natural gas sales volume increased from 4,739,881 Mcf to 5,172,603 Mcf, and the average realized price per Mcf increased from $(1.61) to $(0.93). Of the increase in volume of 432,722 Mcf, an increase of 267,104 was due to the Lime Rock Acquisition, with the remaining increase of 165,618 from our legacy assets. The price increase was driven by more favorable market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the nine months ended September 30, 2025, gross revenues were $1.17 per Mcf and fees were $(2.10) per Mcf, compared to gross revenues of $0.09 per Mcf and fees of $(1.70) per Mcf for the nine months ended September 30, 2024. This resulted in a net realized price of $(0.93) for the nine months ended September 30, 2025 compared to $(1.61) per Mcf for the nine months ended September 30, 2024.
Natural gas liquids sales. NGL sales slightly decreased by approximately $1.6 million from $8.5 million to $6.9 million. NGL sales volumes for the nine months ended September 30, 2025 were 1,009,881 barrels compared to 919,225 barrels for the comparable period in 2024. Of the increase in volume of 90,656 barrels, 61,303 was due to the Lime Rock Acquisition while the remaining 29,353 was from legacy assets. The average realized price per barrel decreased by $2.44 to $6.85 for the nine months ended September 30, 2025 compared to $9.29 for the nine months ended September 30, 2024, attributable to lower prices. Specifically, the gross realized price per NGL barrel was $19.53 and the average fees per barrel was $(12.68), resulting in a net realized price of $6.85 for the nine months ended September 30, 2025, while the gross realized price per barrel was $19.64 and the average fees per barrel was $(10.35), resulting in a net realized price of $9.29 for the same period in 2024.

Production Costs for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Lease operating expenses ("LOE")	$20,518,472	$20,315,282	$203,190	1%
Average LOE per Boe	$10.73	$10.98	$(0.25)	(2)%

Gathering, transportation and processing costs ("GTP")	$126,569	$102,420	$24,149	24%
Average GTP per Boe	$0.07	$0.06	$0.01	17%

Ad valorem taxes	$2,446,565	$2,164,562	$282,003	13%
Average Ad valorem taxes per Boe	$1.28	$1.17	$0.11	9%

Oil and natural gas production taxes	$3,670,987	$4,203,851	$(532,864)	(13)%
Average Production taxes per Boe	$1.92	$2.27	$(0.35)	(15)%
Production taxes as a percentage of total sales	4.67%	4.71%	(0.04)%	(1)%
Lease operating expenses. Our total lease operating expenses (“LOE”) increased from $20.3 million to $20.5 million and decreased on a per Boe basis from $10.98 to $10.73. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE increased primarily due to an 3% increase in production of 62,677 Boe as a result of the increased production and well count from the Lime Rock Acquisition as well as new wells drilled and completed in our development program. The primary cost drivers for the period were an increase of $0.9 million in electricity, $0.6 million for environmental sustainability and cleanup, and $0.3 million for salt water disposal, offset by reductions of $1.2 million for workover costs and $0.3 million for pressure, vacuum, and hot oil truck costs.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) increased from $102,420 to $126,569 and increased slightly on a per Boe basis from $0.06 to $0.07. Beginning May 1, 2022, due to a natural gas processing entity taking control of transportation at the wellhead, GTP costs were re-classified as a reduction to oil and natural gas sales revenues. However, one contract remains in place with a natural gas processing entity where point of control of gas dictates requiring the fees be recorded as an expense. The increase in GTP costs was primarily due to the higher natural gas Mcf and NGL barrels processed.
Ad valorem taxes. Our total ad valorem taxes increased from $2.2 million to $2.4 million and increased on a per Boe basis from $1.17 to $1.28. Of the $0.3 million increase in ad valorem taxes, $0.8 million was for Andrews County tax estimates, primarily related to the Lime Rock Acquisition as well as $0.1 million for Ector County tax estimates. This was offset by a decrease of $0.6 million for Yoakum County tax estimates.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.71% for the three months ended September 30, 2024 and decreased to 4.67% for the three months ended September 30, 2025. Both percentages are in line with historical rates.

Production Costs for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Lease operating expenses ("LOE")	$60,442,005	$57,984,733	$2,457,272	4%
Average LOE per Boe	$10.98	$10.77	$0.21	2%

Gathering, transportation and processing costs ("GTP")	$463,990	$376,103	$87,887	23%
Average GTP per Boe	$0.08	$0.07	$0.01	14%

Ad valorem taxes	$5,627,320	$5,647,469	$(20,149)	—%
Average Ad valorem taxes per Boe	$1.02	$1.05	$(0.03)	(3)%

Oil and natural gas production taxes	$11,088,049	$12,259,418	$(1,171,369)	(10)%
Average Production taxes per Boe	$2.01	$2.28	$(0.27)	(12)%
Production taxes as a percentage of total sales	4.61%	4.33%	0.28%	6%
Lease operating expenses. Our total LOE increased from $58.0 million to $60.4 million and LOE per Boe increased from $10.77 to $10.98. Total LOE increased in accordance with a 2% increase in production of 123,160 Boe, as a result of the additional production and well count from the Lime Rock Acquisition as well as new wells drilled and completed in our development program. The primary cost driver for the period was an increase in electricity of $3.8 million. Other cost increases included environmental sustainability and cleanup of $1.0 million, communications of $0.6 million, contract and lease services of $0.5 million, and salt water disposal of $0.1 million. This was offset by reductions in LOE costs from workovers of $2.1 million, salaries of $0.6 million, hot oil paraffin control of $0.4 million, non-operated costs of $0.3 million and $0.2 million of pumping unit repairs.
Gathering, transportation and processing costs. Our total GTP increased $87,887 from $376,103 to $463,990 and increased slightly on a per Boe basis from $0.07 to $0.08. The increase in GTP costs was due to the higher natural gas Mcf and NGL barrels processed as well as a prior period adjustment for fee exempt owners.
Ad valorem taxes. Our total ad valorem taxes remained flat at $5.6 million and decreased on a per Boe basis from $1.05 to $1.02. A decrease in ad valorem taxes of $0.5 million was from the reversal of the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025. There was also a decrease in the Yoakum County estimates of approximately $0.9 million. These decreases were offset by increases of $1.3 million in Andrews County due primarily to the Lime Rock Acquisition and increases in the Ector County estimates of $0.1 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.33% for the nine months ended September 30, 2024 and increased to 4.61% for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the overall average percentage of production taxes to oil and gas sales was 4.7%, which is in line with historical rates. However, in May 2024, an accrual of $(0.9) million was made for estimated severance tax refunds expected, which lowered the average for the nine months ended September 30, 2024.

Other Costs and Operating Expenses for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$24,902,199	$25,302,058	$(399,859)	(2)%
Depreciation	105,933	102,043	3,890	4%
Amortization of financing lease assets	217,213	258,022	(40,809)	(16)%
Total depreciation, depletion and amortization	$25,225,345	$25,662,123	$(436,778)	(2)%

Depletion per Boe	$13.02	$13.68	$(0.66)	(5)%
Depreciation, depletion and amortization per Boe	$13.19	$13.87	$(0.68)	(5)%

Ceiling test impairment	72,912,330	—	72,912,330	100%

Asset retirement obligation ("ARO") accretion	$390,563	$354,195	$36,368	10%

Operating lease expense	$175,091	$175,091	$—	—%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$6,521,171	$6,389,480	$131,691	2%
Share-based compensation	1,618,600	32,087	1,586,513	4944%
Total general and administrative expense	$8,139,771	$6,421,567	$1,718,204	27%

G&A per Boe	$4.26	$3.47	$0.79	23%
G&A excluding Share-based compensation, per Boe	$3.41	$3.45	$(0.04)	(1)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased from $25.7 million to $25.2 million, with $0.4 million of the reduction from lower depletion. The decrease in depletion was the result of a price variance of $(1.3) million, due to a lower depletion rate per Boe, driven by a higher percentage increase in the amortization base than the percentage increase in the estimated costs of property, offset by a volume variance of $0.9 million from an increase of 62,677 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.87 per Boe to $13.19 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $72.9 million.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $354,195 to $390,563 primarily due to additional ARO accretion associated with properties acquired in the Lime Rock Acquisition.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. General and administrative ("G&A") expense increased from $6.4 million to $8.1 million. The $1.7 million cost increase was primarily driven by an increase of $1.6 million in share-based compensation costs and $0.7 million in salaries and bonuses, related to the separation of a former executive. These costs were offset by reductions of $0.2 million in environmental sustainability, $0.1 million in reduced legal fees, $0.1 million additional costs capitalized, and $0.1 million in employee health insurance.

Other Costs and Operating Expenses for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$72,381,413	$73,056,856	$(675,443)	(1)%
Depreciation	309,211	306,752	2,459	1%
Amortization of financing lease assets	720,618	790,386	(69,768)	(9)%
Total depreciation, depletion and amortization	$73,411,242	$74,153,994	$(742,752)	(1)%

Depletion per Boe	$13.15	$13.57	$(0.42)	(3)%
Depreciation, depletion and amortization per Boe	$13.33	$13.78	$(0.45)	(3)%

Ceiling test impairment	$72,912,330	$—	$72,912,330	100%

Asset retirement obligation ("ARO") accretion	$1,099,363	$1,057,213	$42,150	4%

Operating lease expense	$525,272	$525,272	$—	—%

General and administrative expense ("G&A"):
General and administrative expense (excluding Share-based compensation)	$19,236,869	$17,770,626	$1,466,243	8%
Share-based compensation	4,661,397	3,833,697	827,700	22%
Total general and administrative expense	$23,898,266	$21,604,323	$2,293,943	11%

G&A per Boe	$4.34	$4.01	$0.33	8%
G&A excluding Share-based compensation, per Boe	$3.49	$3.30	$0.19	6%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $0.7 million from $74.2 million to $73.4 million, with substantially all of the reduction from lower depletion. The decrease in depletion was primarily due to a a price variance of $(2.4) million, from a lower depletion expense per Boe, due to an increase in the amortization base. Offsetting this, depletion had a volume variance of $1.7 million from a increase of 123,160 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.78 per Boe to $13.33 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $72.9 million.
Asset retirement obligation accretion. Our ARO accretion increased by $42,150 from $1,057,213 to $1,099,363 primarily as a result of newly acquired and drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. G&A expense increased approximately $2.3 million from $21.6 million to $23.9 million, with the $2.3 million cost increase primarily due to an increase of $3.0 million in salaries and bonuses (including impacts from severance paid to a former executive), $0.8 million in stock based compensation, $0.1 million in rent expense, offset by reductions of $0.5 million in legal fees, $0.4 million in environmental sustainability, $0.3 million in additional costs capitalized, $0.2 million in other professional fees, and $0.2 million in credit loss expense.

Other Income (Expense) for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Interest income	$74,253	$143,704	$(69,451)	(48)%

Interest expense:
Interest on revolving line of credit	$8,933,960	$9,209,180	$(275,220)	(3)%
Fees associated with revolving line of credit	179,056	266,291	(87,235)	(33)%
Amortization of deferred financing costs	693,625	1,226,881	(533,256)	(43)%
Interest on financing lease liabilities	24,330	27,224	(2,894)	(11)%
Interest paid for notes payable	25,710	24,115	1,595	7%
Deferred cash payment accretion	195,639	—	195,639	100%
Other interest	—	552	(552)	(100)%
Total interest expense	$10,052,320	$10,754,243	$(701,923)	(7)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$2,065,490	$(3,109,660)	$5,175,150	166%
Natural gas	520,740	1,226,895	(706,155)	(58)%
Total realized gain (loss)	$2,586,230	$(1,882,765)	$4,468,995	237%
Unrealized gain (loss):
Crude oil	$(3,526,149)	$27,238,245	$(30,764,394)	(113)%
Natural gas	1,384,224	(623,855)	2,008,079	322%
Total unrealized gain (loss)	$(2,141,925)	$26,614,390	$(28,756,315)	(108)%
Total gain (loss) on derivative contracts:	$444,305	$24,731,625	$(24,287,320)	(98)%

Gain (loss) on disposal of assets	$105,642	$—	$105,642	100%
Other income	$—	$—	$—	—%
Interest income. Interest income decreased from $143,704 to $74,253 as a result of $71,848 in lower earnings on excess cash balances in bank sweep accounts, offset by an increase of $2,397 in severance tax interest receipts.
Interest expense. Interest expense decreased from $10.8 million to $10.1 million primarily due to a reduction in deferred financing costs recognized from the credit agreement modification which was completed in June 2025. Although the Company had higher amounts outstanding on its Credit Facility, with a weighted average daily debt of approximately $445.1 million during the third quarter of 2025 compared to approximately $406.5 million during the third quarter of 2024, the interest on the revolving line of credit decreased due to a meaningful reduction in interest rates, with a weighted average annual interest rate of 8.2% in the third quarter of 2025 compared to 9.3% in the third quarter of 2024. Offsetting the reduction in interest expense was the deferred cash payment accretion related to the Lime Rock Acquisition which closed in March 2025.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $0.4 million for the three months ended September 30, 2025 compared to a gain on derivative contracts of $24.7 million for the three months ended September 30, 2024. For the derivative contract settlements, we recorded a realized gain of $2.6 million for the three months ended September 30, 2025 and a realized loss of $1.9 million for the three months ended September 30, 2024. The change of $4.5 million in the realized gain (loss) was primarily a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $2.1 million for the three months ended September 30, 2025 and an unrealized gain of $26.6 million for the three months ended September 30, 2024. The change in position was primarily due to the changes in crude oil futures prices.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets increased by $105,642 from $— during the three months ended September 30, 2024 to $105,642 during the three months ended September 30, 2025, with all of the increase from the sale of leased vehicles.

Other Income (Expense) for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Interest income	$233,969	$367,181	$(133,212)	(36)%

Interest expense:
Interest on revolving line of credit	$26,364,419	$28,497,006	$(2,132,587)	(7)%
Fees associated with revolving line of credit	666,904	751,216	(84,312)	(11)%
Amortization of deferred financing costs	3,768,292	3,670,096	98,196	3%
Interest on financing lease liabilities	80,709	89,963	(9,254)	(10)%
Interest paid for notes payable	42,876	40,481	2,395	6%
Deferred cash payment accretion	385,310	—	385,310	100%
Other interest	—	150,552	(150,552)	(100)%
Total interest expense	$31,308,510	$33,199,314	$(1,890,804)	(6)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$1,858,524	$(9,921,757)	$11,780,281	119%
Natural gas	851,955	3,982,980	(3,131,025)	(79)%
Total realized gain (loss)	$2,710,479	$(5,938,777)	$8,649,256	146%
Unrealized gain (loss):
Crude oil	$10,961,216	$12,552,517	$(1,591,301)	(13)%
Natural gas	491,874	(2,725,209)	3,217,083	118%
Total unrealized gain (loss)	$11,453,090	$9,827,308	$1,625,782	17%
Total gain (loss) on derivative contracts:	$14,163,569	$3,888,531	$10,275,038	264%

Gain (loss) on disposal of assets	$385,545	$89,693	$295,852	330%
Other income	$159,712	$25,686	$134,026	522%
Interest income. Interest income decreased $133,212 from $367,181 to $233,969, as a result of $142,976 in lower earnings on excess cash balances in bank sweep accounts, offset by an increase of $9,764 in severance tax interest receipts.
Interest expense. Interest expense decreased by approximately $1.9 million from $33.2 million to $31.3 million as a result of lower interest rates, with a weighted average annual interest rate of 8.3% during the nine months ended September 30, 2025 compared to 9.3% during the nine months ended September 30, 2024. Offsetting this impact was higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $431.8 million during the nine months ended September 30, 2025 compared to approximately $418.5 million during the nine months ended September 30, 2024. Further offsetting this was the increase in deferred cash payment accretion from the Lime Rock Acquisition.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $14.2 million for the nine months ended September 30, 2025 and a gain on derivative contracts of $3.9 million for the nine months ended September 30, 2024. For the derivative contract settlements, we recorded a realized gain of $2.7 million for the nine months ended September 30, 2025 compared with a realized loss of $5.9 million for the nine months ended September 30, 2024. The change of $8.6 million in the realized derivative gain (loss) was primarily a result of more favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $11.5 million for the nine months ended September 30, 2025 and an unrealized gain of $9.8 million for the nine months ended September 30, 2024. This positive change in unrealized derivatives primarily was due to the changes in natural gas futures prices on derivative contracts in the Company's portfolio.

Gain (loss) on disposal of assets. The Company's gain on disposal of assets increased by $295,852 from $89,693 to $385,545 with $288,587 of the increase from the sale of leased vehicles as well as $7,265 from more favorable sales of Company owned vehicles.
Other income. Other income increased $134,026 from $25,686 to $159,712 due to an increase in income of $150,770 from a pipeline easement lease, offset by a reduction of $16,744 in income from the Company's charge card rebate program.

Benefit from (Provision for) Income Taxes: for the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$12,558,220	$(9,637,849)	$22,196,069	230%
Current state income tax provision	(39,816)	(74,899)	35,083	47%
Deferred state income tax benefit (provision)	282,543	(375,206)	657,749	175%
Benefit from (Provision for) Income Taxes	$12,800,947	$(10,087,954)	$22,888,901	227%

Provision for income taxes. The provision for income taxes changed from a provision of $10.1 million for the three months ended September 30, 2024 to a benefit of $12.8 million for the three months ended September 30, 2025. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2025, taking into account all applicable tax rates and laws.
Benefit from (Provision for) Income Taxes: for the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$3,965,817	$(17,617,436)	$21,583,253	123%
Current state income tax provision	(323,670)	(329,917)	6,247	2%
Deferred state income tax benefit (provision)	10,198	(689,972)	700,170	101%
Benefit from (Provision for) Income Taxes	$3,652,345	$(18,637,325)	$22,289,670	120%

Provision for income taxes. The provision for income taxes changed from a provision of $18.6 million for the nine months ended September 30, 2024 to a benefit of $3.7 million for the nine months ended September 30, 2025. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2025, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of September 30, 2025, we had cash on hand of $0.3 million, compared to $1.9 million as of December 31, 2024. We strive to keep our cash balance as low as possible to minimize our outstanding debt and associated interest. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the nine months ended September 30, 2025 of $106.2 million, compared to net cash provided by operating activities of $147.1 million for the same period in 2024, which was primarily due to lower year to date revenues, which resulted in less cash received from purchasers. We had net cash used in investing activities of $144.2 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $113.2 million for the same period in 2024, driven by the payments made for the Lime Rock Acquisition in 2025, with no comparable payments made in 2024. This increase in acquisition payments was offset by a reduction in payments to develop oil and natural gas properties. Net cash provided by financing activities was $36.5 million for the nine months ended September 30, 2025 and net cash used in financing activities was $34.3 million for the nine months ended September 30, 2024, during which time $43.0 million was the net borrowing and $33.0 million was the net paydown of principal on our Credit Facility, respectively.
We will continue to focus on maximizing cash flow in 2025 through a combination of cost monitoring and prudent capital allocation, which will include prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices, ultimately pushing to reduce our debt level and maximize our liquidity.
Availability of Capital Resources under Credit Facility
As of September 30, 2025, $428 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in June 2029. The borrowing base under our Credit Facility is $585 million. The borrowing base is redetermined semi-annually each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of September 30, 2025 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

	Oil Hedges (WTI)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

Swaps:
Hedged volume (Bbl)	241,755	608,350	577,101	171,400	529,000	509,500	492,000	432,000
Weighted average swap price	$65.56	$67.95	$66.50	$62.26	$65.34	$62.82	$60.45	$61.80

Two-way collars:
Hedged volume (Bbl)	404,800	—	—	379,685	—	—	—	—
Weighted average put price	$60.00	$—	$—	$60.00	$—	$—	$—	$—
Weighted average call price	$75.68	$—	$—	$72.50	$—	$—	$—	$—

	Gas Hedges (Henry Hub)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

NYMEX Swaps:
Hedged volume (MMBtu)	84,300	140,600	662,300	121,400	613,300	—	—	612,000
Weighted average swap price	$4.25	$4.20	$3.54	$4.22	$3.83	$—	$—	$3.74

Two-way collars:
Hedged volume (MMBtu)	495,500	694,500	139,000	648,728	128,000	717,000	694,000	—
Weighted average put price	$3.10	$3.50	$3.50	$3.10	$3.50	$3.99	$3.00	$—
Weighted average call price	$4.40	$5.11	$5.42	$4.24	$5.42	$5.21	$4.32	$—

	Oil Hedges (basis differential)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

Argus basis swaps:
Hedged volume (Bbl)	183,000	—	—	—	—	—	—	—
Weighted average spread price (1)	$1.00	$—	$—	$—	$—	$—	$—	$—

	Gas Hedges (basis differential)
	Q4 2025	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	363,200	—	—	—	—	700,000	—	—
Weighted average spread price (2)	$1.69	$—	$—	$—	$—	$0.74	$—	$—
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2025, 100% of our derivative instruments were with lenders under our Credit Facility.
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
As of September 30, 2025, we had no off-balance sheet financing arrangements.

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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $32.4 million as of September 30, 2025). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the nine months ended September 30, 2025. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Nine Months Ended	As of
	September 30, 2025	September 30, 2025
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	66%	76%
Concord Energy LLC ("Concord")	13%	10%
NGL Crude Partners ("NGL Crude")	9%	6%
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
As of September 30, 2025, we had $428 million outstanding on our Credit Facility with a weighted average annual interest rate for the nine months ended September 30, 2025 of 8.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.3 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility.
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
Our management, with the participation of Paul D. McKinney, our principal executive officer, and Rocky P. Kwon, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, Messrs. McKinney and Kwon concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended September 30, 2025 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6: Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furnished Herewith
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer						X
32.2	Section 1350 Certification Principal Financial Officer						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

Date: November 6, 2025	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Rocky P. Kwon
Rocky P. Kwon
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)