Form 10-K
period 2025-12-31
RING ENERGY, INC.
filed 2026-03-04
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the NYSE American of $0.79 per share, was $155,602,776.
As of March 4, 2026, the registrant had outstanding 209,395,110 shares of common stock ($0.001 par value).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
SWD well – Salt water disposal well.
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
As of December 31, 2025, our leasehold acreage positions totaled 111,714 gross (96,234 net) acres and we held interests in 919 gross (758 net) producing wells. Proved reserves as of December 31, 2025 (based upon the report of our independent petroleum engineer of that date) were approximately 153.3 million Boe, of which we are the operator of approximately 99%. All of our properties are located in the Permian Basin and our proved reserves are oil-weighted, with approximately 59% consisting of oil, 19% consisting of natural gas, and 22% consisting of NGLs. Approximately 68% of the reserves are classified as PD and 32% are classified as PUD. Within the PD reserve category, 238 recompletion and re-activation opportunities are classified as PDNP and within the PUD reserve category, we have a total of 247 proved locations (38% horizontal and 62% vertical) based on the reserve report as of December 31, 2025. We believe our core leasehold in the Northwest Shelf and Central Basin Platform contain additional potential drilling locations.
2025 Highlights and Major Developments
•Closed the Lime Rock Acquisition on March 31, 2025.
•Achieved record full year production of 20,253 Boepd (65% oil), a year-over-year increase in total Boe of 3%.
•Lowered lifting costs to $10.73 per Boe, or 1% year over year including 9 months of the LRR acquisition assets.
•Responded to lower commodity price environment by pulling back on capital expenditures, executing a phased drilling program in 2025 that included drilling 18 gross, 17 net operated wells consisting of 12 horizontal and six vertical wells (gross).
•Total proved reserves were 153.3 MMBoe at year-end 2025, which increased 19.1 MMBoe, or 14% from year-end 2024. Total proved developed reserves were 103.8 MMBoe at year-end 2025, which increased 11.2 MMBoe, or 12% from year-end 2024.
•Maintained our revolving credit facility borrowing base of $585 million.
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
Attract and retain highly qualified people – Achieving our mission is only possible through our employees. It is critical to have compensation, development, and human resource programs that attract, retain, and motivate the people we need to succeed.
Pursue operational excellence with a sense of urgency – We seek to deliver low cost, consistent, timely, and efficient execution of our drilling campaigns, work programs, and operations. We execute our operations in a safe and environmentally responsible manner, focus on reducing our emissions, applying advanced technologies, and continuously seeking ways to reduce our operating cash costs on a per barrel basis.
Invest in high-margin, high rate-of-return projects – We prioritize our work programs and allocate capital to the highest return opportunities in our inventory on an ongoing basis. This objective is key to profitably growing our production and reserve levels and generating the excess cash from operations.
Focus on generating adjusted free cash flow and strengthening our balance sheet – We seek to continuously reduce long-term debt using excess cash from operations and potentially through the sale of non-core assets. Continuing to generate adjusted free cash flow through a disciplined capital allocation program and reducing our operating and corporate costs are key components of this objective. Our capital program is funded by operational cash flow and we seek to balance our production and reserve growth with paying down debt. We believe that remaining focused and disciplined in this regard will lead to meaningful returns for our shareholders and provide additional financial flexibility to manage potential future swings in business cycles. Our commodity hedges are designed to help ensure the necessary cash flow to adhere to these plans while retaining the flexibility to participate in prevailing commodity markets.
Pursue strategic acquisitions that maintain or reduce our break-even costs – We actively pursue accretive acquisitions, mergers, and property dispositions in seeking to improve our margins, returns, and break-even costs. Financial strategies associated with these efforts focus on delivering competitive debt-adjusted per share returns. This objective is key to delivering competitive returns to our shareholders on a sustainable basis.
Primary Business Operations
We seek to rigorously manage our asset portfolio to optimize shareholder value over the long term. Refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Drilling and Completion, for details of our 2025 operations.
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
For the year ended December 31, 2025, sales to three customers represented 89% of our oil, natural gas, and NGL revenues. As of December 31, 2025, accounts receivable from these three customers represented 82% of our total accounts receivable. Refer to the table below for the details of these percentages, respectively. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the year ended	As of
	December 31, 2025	December 31, 2025
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our Oil, Natural Gas and NGL production
Customer:
Phillips 66 Company ("Phillips")	67%	66%
Concord Energy LLC ("Concord")	13%	10%
NGL Crude Partners ("NGL Crude")	9%	6%
Total of top three customers	89%	82%
Delivery Commitments
As of December 31, 2025, we were not committed to providing a fixed quantity of oil or natural gas under any existing contracts.
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
Regulation of Drilling and Production
The production of oil and natural gas is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. These statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Until recently, the trend in oil and natural gas regulation was to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management, or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company.
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

In November 2021, the EPA issued a proposed rule under the CAA’s New Source Performance Standards, known as Subpart OOOOa, intended to reduce methane emissions from new and existing oil and gas sources. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gave states until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. However, in March 2025, the EPA announced its intention to reconsider the March 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule, finalized on November 26, 2025, gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. As a result of these regulatory changes, the scope of any final air emissions regulations or the costs for complying with such regulations are uncertain. We may incur costs as necessary to remain in compliance with these regulations. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which amended the CAA to establish the first ever federal fee on excess methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. In November 2024, the EPA issued a final rule implementing the methane emissions charge, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the One Big Beautiful Bill Act, enacted in July 2025 (“OBBBA”), Congress delayed the implementation of the methane emissions fee until 2034.
Additionally, in March 2025, the EPA announced formal reconsideration of the 2009 “Endangerment Finding”, a declaration that various greenhouse gases endanger public health and welfare and the basis for the majority of the EPA’s GHG-related regulations. In February 2026, the current administration finalized a rule repealing the Endangerment Finding. It is uncertain at this time what impact the repeal of the Endangerment Finding will have on such regulations.
Oil Pollution Prevention
The OPA amends and augments the oil spill provisions of the CWA and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening WOTUS or adjoining shorelines. In 1973, the EPA adopted oil pollution prevention regulations under the CWA. These oil pollution prevention regulations require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. SPCC requirements under the CWA require appropriate containment berms and similar structures to help prevent the discharge of pollutants into regulated waters in the event of a crude oil or other constituent tank spill, rupture, or leak. The SPCC regulations require affected facilities to prepare a written, site-specific SPCC plan, which details how a facility’s operations comply with the requirements of the pollution prevention regulations. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intra-facility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. Where applicable, we maintain and implement SPCC plans for our facilities.

Water Discharges
The CWA and analogous state laws and regulations impose restrictions and strict controls regarding the discharge of pollutants into navigable waters, defined as waters of the United States (“WOTUS”), as well as state waters. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”) or a delegated state agency. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
In January 2023, the EPA and the Corps issued a final rule that revised the definition of WOTUS. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of “Waters of the United States” to the Supreme Court’s May 2023 decision in Sackett v. EPA. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Following legal actions, implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Texas, resulting in implementation of the pre-2015 rule adjusted to take into account jurisdictional limitations decided by the Supreme Court in Sackett v. EPA. The other 23 states are subject to the WOTUS-defining rule published in September 2023. The Corps is currently pursuing a new post-Sackett rulemaking, the ultimate consequence of which cannot be predicted at this time. As such, uncertainty remains with respect to future implementation of the rule and the outcome of the pending litigation. Many of our customers and service providers rely on permits obtained under the CWA for their oil and gas pipeline projects, the most common of which is Nationwide Permit 12 (“NWP 12”), which, from time to time, is renewed or modified by the Corps, whose actions in turn may be subject to litigation. NWP 12 is expected to be reissued by the Corps in 2026. To the extent any action expands the scope of the CWA in areas where we or our suppliers, customers or service providers operate or imposes new or enhanced permitting requirements, our operations could be adversely impacted by increased compliance costs and energy infrastructure project delays or cancellations.
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
Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. In Texas, specific oil and natural gas regulations apply to oil and gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency. The RRC adopted rules that allow the RRC to modify, suspend, or terminate permits if a disposal well is determined to be causing seismic activity. Determinations by the RRC under these rules may adversely affect our operations.
In December 2024, the RRC adopted a significant overhaul of its rules regulating oil and natural gas waste management facilities in Texas. The new rules went into effect on July 1, 2025. The new rules cover waste from oil and natural gas operations, such as rock and other material pulled up from the ground during drilling, as well as waste from other operations. The rules impose requirements related to waste management practices and production methods, such as recycling produced water. The rules also update requirements on the design, construction, operation, monitoring, and closure of waste management units
If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the local, state, or federal level, our fracturing activities could become subject to additional permit and financial assurance requirements, more stringent construction requirements, increased reporting or plugging and abandoning requirements or operational restrictions and associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable and could cause us to incur substantial compliance costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases (“GHGs”), such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy. The EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that already are major sources of criteria pollutants under the CAA. Under these regulations, facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. If we are required to meet "best available control technology," our operations could be adversely affected and our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds could be restricted or delayed. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. Although the EPA has proposed to delay GHG reporting for the oil and natural gas sector until 2034, and to otherwise repeal GHG reporting requirements for other sectors, we cannot predict whether these efforts will ultimately be successful or that GHG reporting will not be required again in the future.
The BLM has also, from time to time, considered or adopted rules regulating GHG emissions from oil and natural gas operations on federal lands. Nevertheless, there continues to be uncertainty surrounding the federal regulation of methane and other GHG emissions. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several Presidential administrations. The current administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and promulgated a final rule, in February 2026, repealing the EPA’s 2009 “Endangerment Finding” that forms the basis for most of the EPA’s GHG-related rules. However, whether or how such policies and the EPA’s rescission of its “Endangerment Finding” will be implemented and if they will survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulations, cannot be predicted at this time. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture methane emissions. Compliance with these rules could require us to purchase pollution control and leak detection equipment, and to hire additional personnel to assist with inspection and reporting requirements.
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, including proposals adopting cap-and-trade programs, carbon taxes, climate-related mitigation funds, and regulations that directly limit GHG emissions from select sources, no significant legislation has been adopted at the federal level. While Congress previously enacted the Inflation Reduction Act of 2022 (the “IRA”) to advance climate-related objectives and provide financial support for alternative or lower GHG-emitting energy production, many of these incentives were repealed or otherwise modified following the change in Presidential administrations and the enactment of OBBBA. However, any similar or future climate-related legislation and accompanying policy initiatives could increase operating costs within the oil and gas industry or accelerate a transition away from fossil fuels, which could in turn reduce demand for our products and adversely affect our business and results of operations.
Additionally, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. State, regional and local governments may also elect to continue to participate in international climate change initiatives, despite the current administration finalizing the United States’ withdrawal from such initiatives in 2026. The participation in, or support for, climate-related policies and initiatives by politicians, regulators, financial institutions, consumers, and other stakeholders could increase opposition against, reduce funding for or lead to new limitations on, fossil fuel exploration and production activities. The full impact of these actions remains uncertain at this time; however, any such future laws and regulations imposing reporting obligations on, limiting emissions of GHGs from, our equipment and operations, or restricting federal leases could impair our production, could require us to incur costs to reduce emissions of GHGs associated with our operations and could decrease demand for oil and natural gas.
The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation. Although it appears unlikely in the near term, more expansive and stringent environmental legislation and regulations, including greenhouse gas regulation, could continue, resulting in increased costs of conducting business and consequently affecting our profitability.
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
As of December 31, 2025, we had 111 full-time employees. Our employees are extremely valuable to the success of the Company, and we encourage their collaboration and respect their points of view and opinions. In addition to our full-time employees, the Company also employs independent contractors who assist our full-time staff in a range of areas including geology, engineering, land, accounting, and field operations, as needed. None are represented by labor unions or covered by any collective bargaining agreements.
We recognize that attracting, retaining and developing our employees is critical for our future success. Our Senior Vice President General Counsel together with our Chief Executive Officer are responsible for developing and executing our human capital strategy, with oversight by the Board of Directors and the board committees. Some of our key human capital areas of focus include the following.
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

Item 1A:     Risk Factors
We are subject to various risks and uncertainties in the ordinary course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition, or results of operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. Readers should carefully consider the risk factors included below as well as those matters referenced in this Annual Report under “Forward-Looking Statements” and other information included and incorporated by reference into this Annual Report.
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
Because a substantial percentage of our proved properties are proved undeveloped (approximately 32%), we will require significant additional capital to develop these properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in commercial quantities of oil and natural gas.
While our current business plan is to generally fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient, we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings, or other means.
Hedging transactions may limit our potential gains.
To reduce our exposure to commodity price uncertainty and increase cash flow predictability, we have entered into crude oil and natural gas price hedging arrangements with respect to a significant portion of our expected production. Additionally, our credit facility requires us to hedge a significant portion of our production. These derivative contracts typically limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.
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
Natural disasters, adverse weather conditions (particularly abnormally cold weather in the winter, and hurricanes and thunderstorms in the summer), floods, pandemics, acts of terrorism, and other catastrophic or geo-political events may cause damage or disruption to our operations and the global economy, or could result in market disruptions, any of which could have an adverse effect on our business, operating results, and financial condition.

The loss of key members of management or failure to attract and retain other highly qualified personnel could affect the Company’s business results.
Our success depends on our ability to attract, retain and motivate a highly-skilled management team and workforce. Failure to ensure that we have the depth and breadth of management and personnel with the necessary skill sets and experience could impede our ability to achieve growth objectives and execute our operational strategy. As we continue to expand, we will need to promote or hire additional staff, and, as a result of increased compensation and benefit packages in our industry, as well as inflationary pressures, it may be difficult to attract or retain these individuals without incurring significant additional costs.
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
Our decisions to purchase, explore, develop, or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data, and engineering studies, the results of which may be inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate.” (below) for a discussion of the uncertainties involved in these processes. Our cost of drilling, completing, and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular well or project uneconomical. Further, many factors may curtail, delay, or cancel drilling, including delays imposed by or resulting from compliance with regulatory requirements; pressure or irregularities in geological formations; shortages of or delays in obtaining equipment and qualified personnel; equipment failures or accidents; adverse weather conditions; reductions in oil and natural gas prices; title problems; and limitations in the market for oil and natural gas.
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
We follow the full cost method of accounting for our oil and natural gas properties. Under the full cost method, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. Discounted future net revenues are estimated using oil and natural gas spot prices based on the average price during the preceding 12-month period determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an impairment expense. During the year ended December 31, 2025, we recorded a non-cash write down of $108.8 million. During the years ended 2024 and 2023 we did not incur any write-downs. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the financial carrying value of such assets and an equivalent charge on our financial statements.
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
We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers, as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop, and operate oil and gas properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas properties or in our marketing of production, then our financial condition and operation results would be adversely affected.
If our access to markets is restricted, it could negatively impact our production, our income, and our ability to retain our leases.
Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our producing properties to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. For example, for the year ended December 31, 2025, we experienced a negative price of $1.33 per Mcf of natural gas with negative net sales of approximately $9.3 million, adversely affecting our cash flows and net income.
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
We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production from a given pad, which may cause volatility in our operating results. In addition, problems affecting one pad could adversely affect production from all wells on the pad. As a result, multi-well pad drilling can cause delays in the scheduled commencement of production or interruptions to ongoing production.

Extreme weather conditions, which could become more frequent or severe due to multiple factors, could adversely affect our ability to conduct drilling, completion, and production activities in the areas where we operate.
Our exploration and development activities and equipment can be adversely affected by extreme weather conditions, such as abnormally low temperatures, which can cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. For example, we had production stoppages in 2023, 2024, and 2025 that adversely affected our revenues. Extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance, and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression, and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our operations are substantially dependent on the availability, use and disposal of water. New legislation and regulatory initiatives or restrictions relating to water disposal wells could have a material adverse effect on our future business, financial condition, operating results, and prospects.
Water is an essential component of our drilling and hydraulic fracturing processes. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil, natural gas and NGLs, which could have an adverse effect on our business, financial condition, and results of operations. Waste water from our operations typically is disposed of via underground injection. Some studies have linked earth tremors in certain areas to underground injection, which has led to greater public scrutiny of disposal wells. Any new environmental initiatives or regulations that restrict injection of fluids, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas, or that limit the withdrawal, storage, or use of surface water, ground water, or produced water necessary for hydraulic fracturing of our wells, could increase our operating costs and cause delays, interruptions, or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Relating to Legal, Regulatory, Privacy, and Tax Matters
We are subject to complex laws that can affect the cost, manner, or feasibility of doing business.
Exploration, development, production, and sale of oil and natural gas are subject to extensive federal, state, and local regulation. It is not possible to predict how or when regulations affecting our operations might change. There is ongoing controversy regarding the leasing of federal lands. We may be required to make large expenditures to comply with governmental regulations. Other matters subject to regulation include: discharge permits for drilling operations; drilling bonds; reports concerning operations; the spacing of wells; unitization and pooling of properties; and taxation.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA advance numerous climate-related objectives. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. The OBBBA rescinds or eliminates funding for multiple programs under the IRA aimed at reducing or monitoring GHG emissions and other air pollutants, such as the Greenhouse Gas Reduction Fund and methane monitoring initiatives. While the OBBBA will potentially affect federal efforts to address climate change and emissions reductions, various federal agencies have, from time to time, adopted climate change considerations into their rulemaking and decision-making processes and have promulgated regulations that seek to restrict, monitor, or otherwise limit GHG emissions. International climate commitments made by political, industrial, and financial and other stakeholders may also impact commercial, regulatory, and consumer trends related to climate change.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for GHG emissions from certain large stationary sources, mandate monitoring and annual reporting of GHG emissions, and impose new standards for reducing methane emissions from oil and gas operations by limiting venting and flaring and implementing leak detection and repair programs. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several Presidential administrations. The current administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and, in February 2026, promulgated a final rule repealing the EPA’s 2009 “Endangerment Finding” and its motor vehicle GHG emission performance standards. This rescission of the “Endangerment Finding” eliminates the basis for EPA’s authority under the CAA for most of its regulations concerning GHGs. However, whether or how such policies and the EPA’s rescission of its “Endangerment Finding” will be implemented and if they will survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulation, cannot be predicted at this time.
At the international level, the United Nations-sponsored Paris Agreement encourages nations to limit their GHG emissions through nationally-determined, though non-binding, reduction goals. Recent Conferences of the Parties have resulted in reaffirmations of the objectives of the Paris Agreement, calls for parties to eliminate certain fossil fuel subsidies and pursue reductions in non-carbon dioxide GHG emissions, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, financial commitments to fund energy transition efforts in developing countries, and similar initiatives, though none legally binding. However, in January 2025, the current administration ordered the revocation of any United States financial commitments on emission goals associated with international climate agreements. Then, in January 2026, the United States finalized its withdrawal from the Paris Agreement. The impacts of the United States’ withdrawal and other existing or future climate-related orders, pledges, agreements or any legislation or regulation promulgated in connection with the Paris Agreement, the Global Methane Pledge, or other international conventions cannot be predicted at this time. Further, state and local governments, financial institutions, and industry groups may elect to continue participating in international climate-related initiatives.
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
Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension, and endowment funds, may elect in the future to shift some or all of their investments into non-oil and natural gas related sectors. Institutional lenders may elect in the future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.
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
From time to time, federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key federal and state income tax provisions currently applicable to oil and natural gas exploration and development companies. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any such legislation or other changes in federal income tax laws or the imposition of new or increased taxes or fees on oil and natural gas extraction could adversely affect our operating results and cash flows.

In addition, the IRA, which includes, among other things, a corporate alternative minimum tax (the "CAMT"), provides for an investment tax credit for qualified biomass property and introduces a one percent excise tax on corporate stock repurchases. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which was effective beginning January 1, 2023. The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. Based on our current interpretation of the IRA and the CAMT and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate the CAMT materially increasing our U.S. federal income tax liability in the near term. The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA and the CAMT. The U.S. Department of the Treasury and the Internal Revenue Service have released proposed regulations and other interpretive guidance relating to the CAMT. Any significant variance from our current interpretation could result in a change in the expected application of the CAMT to us and adversely affect our operating results and cash flows.
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
Risks Relating to Our Capital Structure
We have significant indebtedness.
We have a Credit Facility in place with $585 million in commitments from borrowings and letters of credit under our Third Amended and Restated Credit Agreement dated June 18, 2025 with Bank of America, N.A. as Administrative Agent (the "Credit Agreement"). As of December 31, 2025, $420 million was outstanding on our Credit Facility. If we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:
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
Beginning in the second half of 2021 and continuing throughout 2025, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars), labor, and drilling and completion services. Such inflationary pressures on our operating and capital costs, which we currently expect to continue in 2026, have impacted our cash flows and results of operations. We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations.
Risks Relating to Technology and Cybersecurity
We rely on computer and telecommunications systems, and failures in our systems or cybersecurity attacks or breaches could result in information theft, data corruption, disruption in operations, and/or financial loss.
The oil and natural gas industry is highly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development, and production activities. We depend on digital technology to process and record financial and operating data, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and store personally identifiable information on our employees and royalty owners, and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cybersecurity attacks or breaches, computer viruses or malware that could result in disruption of our business operations and/or financial loss. Although we utilize various procedures and controls to monitor and protect against these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer losses in the future. In addition, weaknesses in the cybersecurity of our vendors, suppliers, and other business partners could facilitate an attack on our technologies, systems, and networks. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse, or destruction of proprietary or other information, or otherwise significantly disrupt our business operations.
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

•a Director of Information Technologies and Cybersecurity (“IT Director”) responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
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
Governance
Our Board of Directors (the “Board”) considers oversight of our risks and risk management activities, including those related to cybersecurity threats, to be a responsibility of the entire Board. The Board also delegates certain risk oversight responsibilities to certain of its committees, and oversight of our cybersecurity risk is delegated by the Board to its Audit Committee. The Audit Committee receives regular reports from management and our internal auditors regarding information technology, cybersecurity risk, and efforts to prevent and mitigate such risks. The Chairperson of the Audit Committee subsequently reports on the Company’s cybersecurity risk, monitoring, and mitigation activities to the full Board, which equips the Board and its committees to fulfill their risk oversight role.
The Board and Audit Committee are supported in their oversight capacity by our Management Cybersecurity Committee (the “MC Committee”) and our internal auditors. The MC Committee consists of our CEO, Interim CFO, Chief Operations Officer, Senior Vice President General Counsel, and our Director of IT.
Our internal auditors perform audit engagements to assess our strategies, policies, procedures, and controls to reduce the risk of a cybersecurity incident.
Our Director of IT is responsible for assessing and managing risks from cybersecurity threats, guiding our overall cybersecurity risk management program, and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Director of IT is responsible for reporting material incidents to our MC Committee. Our Director of IT has a Bachelor of Science in Computer Science from Texas A&M University and a Master of Business Administration from Rice University. He has over 17 years of information technology experience in the energy industry.
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
Engagement of Third Parties
The MC Committee, internal auditors, our Director of IT and various other groups each occasionally engage third-party service providers to assist in their management of cybersecurity threats, including but not limited to cybersecurity vendors, assessors, consultants, auditors, and other third parties. Our Director of IT oversees third party vendors to identify cyber risks associated with our use of third-party service providers who may have access to sensitive Company data and systems.
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
Developing Existing Properties
We believe that there is significant value to be created by drilling the undeveloped opportunities on our properties. As of December 31, 2025, we owned interests in a total of 97,085 gross (83,550 net) developed acres and operate the vast majority of our acreage position. In addition, as of December 31, 2025, we owned interests in approximately 14,629 gross (12,684 net) undeveloped acres. While our near-term plans are focused on drilling wells on our existing acreage to develop the potential contained therein, our long-term plans also include continuing to evaluate acquisition and leasing opportunities that can earn attractive rates of return on capital employed.
Within the Northwest Shelf, we have a total of 33 proved undeveloped locations (100% horizontal) and 2 PDNP opportunities based on the reserve report as of December 31, 2025. Our reserve estimates account for the capital costs required to develop these wells and the future plugging and abandonment costs. We believe the Northwest Shelf leases contain additional potential drilling locations.
Within the Central Basin Platform, we had a total of 214 proved undeveloped locations (29% horizontal and 71% vertical) and 236 PDNP opportunities based on the reserve report as of December 31, 2025. Our reserve estimates account for the capital costs required to develop these wells and the future plugging and abandonment costs. We believe the Central Basin Platform leases contain additional potential drilling locations.
Pursuing Profitable Acquisitions
We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have an experienced team of management, engineering, geoscience, and land professionals who identify and evaluate acquisition opportunities, negotiate and close purchases, and manage acquired properties.
Summary of Oil and Natural Gas Properties and Projects
Significant Operations
The Company's significant operations are in two core areas which it has actively drilled over the last several years located in the Northwest Shelf and the Central Basin Platform of the Permian Basin.
Northwest Shelf – Yoakum County, Texas and Lea County, New Mexico – In 2019, we acquired properties consisting of 49,754 gross (38,230 net) acres with an average working interest of 77% and an average net revenue interest of 58%. As of December 31, 2025, we owned interests in a total of 12,892 gross (8,833 net) developed acres and 8,370 gross (8,318 net) undeveloped acres with an average proved operated working interest of 92% and net revenue interest of 69%. As of December 31, 2025, the Company had interests in approximately seven gross vertical and 136 gross horizontal producing wells, of which we operate seven vertical and 120 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the vertical wells produce from the Wolfcamp reservoir.
Central Basin Platform – Andrews, Gaines, Crane, Ector, Winkler, and Ward Counties, Texas – In 2011, we acquired a 100% working interest and a 75% net revenue interest in our initial leases in Andrews County. Since that time, we have acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Andrews County and Gaines County leases. In 2022, we acquired properties consisting of approximately 37,000 net acres, with an average working interest of 99% and an average net revenue interest of 88% for oil and 96% for natural gas in our initial leases in Crane, Winkler, and Ward counties. In 2023, we acquired properties in Ector County. As of December 31, 2025, we owned interests in a total of 84,193 gross (74,717 net) developed acres and 6,259 gross (4,366 net) undeveloped acres with an average proved operated working interest of 96% and net revenue interest of 81% in the area. As of December 31, 2025, the Company had interests in approximately 509 gross vertical and 267 gross horizontal producing wells, of which we operate 401 vertical and 265 horizontal wells. The horizontal wells predominately produce from the San Andres conventional reservoir and the vertical wells produce from a variety of conventional pay zones including the Holt, Glorieta, Clear Fork, Wichita Albany, Tubb, Wolfcamp and Devonian reservoirs.
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
Summary of Oil and Natural Gas Reserves
As of December 31, 2025, our estimated proved reserves had a pre-tax PV-10 value (present value discounted at 10%) of approximately $1,318.2 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $1,123.5 million, over 99.8% of which relates to our properties in the Permian Basin in Texas. We spent approximately $335.8 million on acquisitions and capital projects during 2025 and 2024. We expect to further develop these properties through additional drilling.
The following table summarizes our total net proved reserves, pre-tax PV-10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2025.

Oil (Bbl)	Natural Gas (Mcf)	Natural Gas Liquids (Bbl)	Total (Boe) (1)	Pre-Tax PV-10 Value (2)	Standardized Measure of Discounted Future Net Cash Flows
90,320,048	176,180,576	33,594,344	153,277,821	$1,318,208,128	$1,123,493,332

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

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

Present value of estimated future net revenues (PV-10)	$1,318,208,128
Future income taxes, discounted at 10%	$194,714,796
Standardized measure of discounted future net cash flows	$1,123,493,332
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

	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (Bbl)	Boe(1)
Balance, December 31, 2022	88,704,743	157,870,449	23,105,658	138,122,143
Purchase of minerals in place	6,543,640	3,372,965	1,089,382	8,195,183
Extensions, discoveries and improved recovery	3,098,845	4,113,480	1,014,343	4,798,768
Sales of minerals in place	(4,897,921)	(2,674,955)	(392,953)	(5,736,700)
Production	(4,579,942)	(6,339,158)	(976,852)	(6,613,320)
Revisions of previous quantity estimates (2)	(6,728,088)	(9,946,459)	(621,014)	(9,006,845)
Balance, December 31, 2023	82,141,277	146,396,322	23,218,564	129,759,229

Purchase of minerals in place	—	—	—	—
Extensions, discoveries and improved recovery	11,495,236	10,630,769	2,738,451	16,005,482
Sales of minerals in place	(1,140,568)	(56,020)	(16,361)	(1,166,266)
Production	(4,861,628)	(6,423,674)	(1,258,814)	(7,191,054)
Revisions of previous quantity estimates (2)	(6,730,246)	(730,235)	3,621,245	(3,230,707)
Balance, December 31, 2024	80,904,071	149,817,162	28,303,085	134,176,684

Purchase of minerals in place	9,915,483	10,067,543	2,373,336	13,966,743
Extensions, discoveries and improved recovery	7,281,553	10,624,783	2,133,786	11,186,136
Sales of minerals in place	—	—	—	—
Production	(4,841,164)	(6,980,958)	(1,387,818)	(7,392,476)
Revisions of previous quantity estimates (2)	(2,939,895)	12,652,046	2,171,955	1,340,734
Balance, December 31, 2025	90,320,048	176,180,576	33,594,344	153,277,821

(1)Six Mcf is deemed the equivalent of one Boe.
(2)Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history, a rule that undeveloped reserves must be drilled within five years of originally being booked, and/or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

Notable changes in proved reserves for the year ended December 31, 2025 included the following:
•Extensions. In 2025, extensions of 11.2 MMBoe were primarily the result of 41 newly added PUDs in addition to an active leasing program. Also impacting extensions were three successfully drilled wells in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2025, the Company completed the acquisition of Lime Rock oil and gas leases and related property within Andrews County, as well as a few other minor acquisitions, that resulted in 14.0 MMBoe of additional reserves.
•Sales of minerals in place. In 2025, the Company did not sell any reserves.
•Revision of previous quantity estimates. In 2025, the positive revisions of prior reserves of 1.3 MMBoe consisted of a positive 7.2 MMBoe related to changes in performance and other economic factors, offset by a negative 5.9 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials).
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
•Revision of previous quantity estimates. In 2024, the negative revisions of prior reserves of 3.2 MMBoe consisted of a positive 0.2 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials), offset by a negative 3.4 MMBoe related to changes in performance and other economic factors.
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
•Revision of previous quantity estimates. In 2023, the negative revisions of prior reserves of 9.0 MMBoe consisted of 5.3 MMBoe (59%) related to changes in price and 3.7 MMBoe (41%) related to changes in performance and other economic factors.

Our proved oil, natural gas, and natural gas liquid reserves are shown below.

	As of December 31,
	2025	2024	2023
Oil (Bbl)
Developed	60,108,129	56,106,714	56,029,039
Undeveloped	30,211,919	24,797,357	26,112,238
Total	90,320,048	80,904,071	82,141,277

Natural Gas (Mcf)
Developed	121,424,006	102,538,111	99,896,022
Undeveloped	54,756,570	47,279,051	46,500,300
Total	176,180,576	149,817,162	146,396,322

Natural Gas Liquids (Bbl)
Developed	23,453,484	19,426,387	15,449,907
Undeveloped	10,140,860	8,876,698	7,768,657
Total	33,594,344	28,303,085	23,218,564

Total (Boe) (1)
Developed	103,798,946	92,622,787	88,128,284
Undeveloped	49,478,875	41,553,897	41,630,945
Total	153,277,821	134,176,684	129,759,229
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
Our estimates of reserves and future cash flow as of December 31, 2025 and 2024 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2025 and 2024, respectively, in accordance with SEC guidelines. As of December 31, 2025, our reserves were based on an SEC average price of $61.82 per Bbl of WTI oil posted and $3.387 per MMBtu of Henry Hub natural gas. As of December 31, 2024, our reserves were based on an SEC average price of $71.96 per Bbl of WTI oil posted and $2.130 per MMBtu Henry Hub natural gas. As of December 31, 2023, our reserves were based on an SEC average price of $74.70 per Bbl of WTI oil posted and $2.637 per MMBtu of Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.

The standardized measure of discounted future net cash flows relating to the proved oil, natural gas, and NGLs reserves are shown below.
Standardized Measure of Discounted Future Net Cash Flows

As of December 31,	2025	2024	2023
Future cash inflows	$5,976,599,552	$6,165,487,616	$6,622,410,752
Future production costs	(2,473,482,048)	(2,432,555,200)	(2,413,303,488)
Future development costs (1)	(573,423,296)	(536,825,664)	(562,063,424)
Future income taxes	(402,808,797)	(465,768,645)	(548,664,988)
Future net cash flows	2,526,885,411	2,730,338,107	3,098,378,852
10% annual discount for estimated timing of cash flows	(1,403,392,079)	(1,497,401,764)	(1,699,193,661)

Standardized Measure of Discounted Future Net Cash Flows	$1,123,493,332	$1,232,936,343	$1,399,185,191
(1) Future development costs include not only development costs but also future asset retirement costs.
The changes in the standardized measure of discounted future net cash flows relating to the proved oil, natural gas and natural gas liquid reserves are shown below.
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2025	2024	2023
Beginning of the year	$1,232,936,343	$1,399,185,191	$2,272,113,518
Purchase of minerals in place	174,287,315	—	141,738,066
Extensions, discoveries and improved recovery	98,831,276	226,741,618	57,607,609
Development costs incurred during the year	28,098,777	71,665,321	70,697,664
Sales of oil and gas produced, net of production costs	(205,605,448)	(263,830,836)	(266,004,598)
Sales of minerals in place	—	(10,230,951)	(59,600,128)
Accretion of discount	146,282,714	164,703,142	277,365,650
Net changes in price and production costs	(372,012,158)	(285,618,955)	(1,181,594,019)
Net change in estimated future development costs	28,456,200	6,732,428	37,865,811
Revisions of previous quantity estimates	17,046,040	(50,292,499)	(187,443,783)
Changes in estimated timing of cash flows	(60,003,723)	(44,073,556)	(17,257,348)
Net change in income taxes	35,175,996	17,955,440	253,696,749

End of the Year	$1,123,493,332	$1,232,936,343	$1,399,185,191

Our proved reserves by state as of December 31, 2025 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	NGL (Bbl)	Total (Boe)	% of Total Proved	Pre-tax PV-10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows (In thousands)	Future Capital Expenditures (In thousands)
Texas
PD	59,958,450	121,037,057	23,372,886	103,504,177	68%	$1,004,059	$855,748	$134,585
PUD	30,211,919	54,756,570	10,140,860	49,478,875	32%	311,531	265,514	428,123

Total Proved:	90,170,369	175,793,627	33,513,746	152,983,052	100%	$1,315,590	$1,121,262	$562,708

New Mexico
PD	149,679	386,949	80,598	294,769	—%	$2,618	$2,231	$107
PUD	—	—	—	—	—%	—	—	—

Total Proved:	149,679	386,949	80,598	294,769	—%	$2,618	$2,231	$107

Total
PD	60,108,129	121,424,006	23,453,484	103,798,946	68%	$1,006,677	$857,979	$134,692
PUD	30,211,919	54,756,570	10,140,860	49,478,875	32%	311,531	265,514	428,123

Total Proved:	90,320,048	176,180,576	33,594,344	153,277,821	100%	$1,318,208	$1,123,493	$562,815
Proved Reserves
As of December 31, 2025, we had approximately 153.3 MMBoe of proved reserves, consisting of approximately 59% oil, 19% natural gas, and 22% NGLs, as summarized in the table above. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).
As of December 31, 2025, approximately 68% of the proved reserves were classified as PD and the remaining 32% were PUD.
As of December 31, 2025, our total proved reserves had a net pre-tax PV-10 value of approximately $1,318.2 million and a Standardized Measure of Discounted Future Net Cash Flows ("SMOG") of approximately $1,123.5 million. Approximately $1,006.7 million pre-tax PV-10 and $858.0 million SMOG, respectively, of total proved reserves are associated with the PD reserves, which is approximately 76% of the total proved reserves’ pre-tax PV-10 value. The remaining $311.5 million pre-tax PV-10 and $265.5 million SMOG, respectively, are associated with PUD reserves.
Proved Undeveloped Reserves
Our reserve estimates as of December 31, 2025 include approximately 49.5 MMBoe as PUDs. As of December 31, 2024, our reserve estimates included approximately 41.6 MMBoe as PUDs. In accordance with our December 31, 2025 year-end independent engineering reserve report, we plan to drill our PUD drilling locations within five years of original classification. Below is a description of the changes in our PUD reserves from December 31, 2024 to December 31, 2025.

Notable changes in proved undeveloped reserves for the year ended December 31, 2025 included the following:
•Conversions to developed. During the year ended December 31, 2025, we incurred costs of approximately $26.8 million to convert 14 properties from PUD to PD through development. These 14 properties produced 596 MBoe during the year ended December 31, 2025, and have reserves of 3.9 MMBoe as of December 31, 2025.
•Extensions. In 2025, extensions of 10.2 MMBoe were primarily the result of the successful operated drilling program in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2025, the Company completed the acquisition of Lime Rock oil and gas leases and related property within Andrews County, as well as a few other minor acquisitions, that resulted in 3.1 MMBoe in additional reserves.
•Sales of minerals in place. In 2025, we did not sell any PUD reserves.
•Revision of previous estimates. In 2025, the negative revisions of prior reserves of 1.4 MMBoe consisted of a negative 3.1 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials) offset by a positive 1.7 MMBoe related to changes in performance and other economic factors.
Notable changes in proved undeveloped reserves for the year ended December 31, 2024 included the following:
•Conversions to developed. During the year ended December 31, 2024, we incurred costs of approximately $64.7 million to convert 33 properties from PUD to PD through development. These 33 properties produced 893 MBoe during the year ended December 31, 2024, and had reserves of 6.5 MMBoe as of December 31, 2024.
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
•Revision of previous estimates. In 2024, the negative revisions of prior reserves of 5.6 MMBoe consisted of a positive 0.2 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials) offset by a negative 5.8 MMBoe related to changes in performance and other economic factors.
Notable changes in proved undeveloped reserves for the year ended December 31, 2023 included the following:
•Conversions to developed. During the year ended December 31, 2023, we incurred costs of approximately $90.3 million to convert 27 properties from PUD to PD through development. These 27 properties produced 573 MBoe during the year ended December 31, 2023, and had reserves of 7.1 MMBoe as of December 31, 2023.
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

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development. Our PUD reserves are part of a management adopted development plan that schedules PUD reserves to be developed within five years of initial disclosure as proved reserves. As of December 31, 2025, no material amount of proved undeveloped reserves were not scheduled to be converted to proved developed status within five years of when they were initially disclosed.
Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

Year	Estimated Oil Reserves Developed (Bbl)	Estimated Gas Reserves Developed (Mcf)	Estimated NGL Reserves Developed (Bbl)	Total Boe	Estimated Development Costs (1)
2026	7,544,136	7,167,690	1,826,810	10,565,561	$86,869,632
2027	7,864,165	27,456,490	4,177,336	16,617,583	121,567,504
2028	9,502,007	11,447,357	2,345,900	13,755,800	121,346,112
2029	5,301,611	8,685,033	1,790,814	8,539,931	80,044,552
Other Future Years (2)					28,664,584

Total	30,211,919	54,756,570	10,140,860	49,478,875	$438,492,384
(1) Estimated Development Costs include future asset retirement costs.
(2) Other Future Years costs include artificial lift conversions, asset retirement obligations and other capital required for the development of these wells.
Preparation and Internal Controls Over Reserves Estimates
All the proved oil and natural gas reserves disclosed in this Annual Report are based on reserve estimates determined and prepared by our independent reserve engineers, Cawley, Gillespie & Associates, Inc. (“CGA”), a leader of petroleum property analysis for industry and financial institutions. CGA was founded in 1960 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for preparing the estimates set forth in the CGA letter dated January 22, 2026, filed as an exhibit to this Annual Report, was Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CGA since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 38 years of practical experience in petroleum engineering, with over 36 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
The proved oil and natural gas reserves disclosed in this Annual Report are based on reserve estimates determined and prepared by our independent reserve engineers primarily using decline curve analysis to determine the reserves of individual producing wells. To establish reasonable certainty with respect to our estimated proved reserves, the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completions using similar techniques. The technologies and economic data used to estimate our proved reserves include, but are not limited to, production data, historical price and cost information, and property ownership interests, and, to a lesser extent, geological maps, well logs, seismic data, and well test data. This data was reviewed by various levels of our management for completeness and accuracy before consultation with our independent reserve engineers. This consultation included review of properties, assumptions, and available data. Internal reserve estimates were compared to those prepared by CGA to test the estimates and conclusions before the reserves were included in this Annual Report. The accuracy of the reserve estimates is dependent on many factors, including the following:
•the quality and quantity of available data and the engineering and geological interpretation of that data;
•estimates regarding the amount and timing of future costs, which could vary considerably from actual costs;

•the accuracy of economic assumptions; and
•the judgment of the personnel preparing the estimates.
Our Executive Vice President and Chief Operations Officer, Mr. Alex Dyes, is the technical professional primarily responsible for overseeing the preparation of our reserves estimates. He has a Bachelor of Science degree in Petroleum Engineering from the University of Texas with over 19 years of practical industry experience, including over 15 years of estimating and evaluating reserve information. He has been a member of the Society of Petroleum Engineers since 2013 and his qualifications meet or exceed the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.
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
Each quarter, the Corporate Reserves team along with the Executive Vice President and Chief Operations Officer presents the status of the Company’s reserves to senior executives, and subsequently obtains approval of significant changes from key executives. Additionally, our five-year PUD development plan is reviewed and approved annually by the Company’s Chief Executive Officer; Vice President and Interim Chief Financial Officer; Executive Vice President and Chief Operations Officer; Senior Vice President of Operations; Executive Vice President and Chief Exploration Officer; and Senior Vice President, General Counsel.
The Corporate Reserves department works closely with independent reserve engineers from CGA at each fiscal year end to ensure the integrity, accuracy, and timeliness of annual independent reserves estimates. These independently developed reserves estimates are presented to the Audit Committee, and the Audit Committee also meets with CGA annually at a minimum.

Summary of Oil and Natural Gas Properties and Projects
Acreage
The following table summarizes our gross and net developed and undeveloped acreage as of December 31, 2025 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded, as it is de minimis.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	84,193	74,717	6,259	4,366	90,452	79,083
Northwest Shelf	12,892	8,833	8,370	8,318	21,262	17,151
Total	97,085	83,550	14,629	12,684	111,714	96,234
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
The following table sets forth our gross and net undeveloped acreage, as of December 31, 2025, under lease that will expire over the next three years unless (i) production is established on the lease or within a spacing unit of which the lease is participating, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	Undeveloped Acreage
	2026		2027		2028
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	600	130	963	963	1,628	331
Northwest Shelf	2,030	516	530	527	972	679
Total	2,630	646	1,493	1,490	2,600	1,010

Production History
The following table presents the historical information regarding our produced oil, natural gas and natural gas liquid volumes for the years ended December 31, 2025, 2024, and 2023:

	Years ended December 31,
	2025	2024	2023

Oil (Bbls)
Central Basin Platform	2,974,051	2,851,788	2,347,068
Delaware Basin (1)	—	—	25,743
Northwest Shelf	1,867,113	2,009,840	2,207,131
Total	4,841,164	4,861,628	4,579,942

Natural Gas (Mcf)(1)
Central Basin Platform	3,825,915	3,808,653	3,940,107
Delaware Basin (1)	—	—	11,265
Northwest Shelf	3,155,043	2,615,021	2,387,786
Total	6,980,958	6,423,674	6,339,158

Natural Gas Liquids (Bbls)
Central Basin Platform	747,527	749,794	703,818
Delaware Basin (1)	—	—	2,867
Northwest Shelf	640,291	509,020	270,167
Total	1,387,818	1,258,814	976,852

Total production (Boe)
Central Basin Platform	4,359,231	4,236,357	3,707,571
Delaware Basin (1)	—	—	30,488
Northwest Shelf	3,033,245	2,954,697	2,875,262
Total	7,392,476	7,191,054	6,613,321

Daily production (Boe/d)
Central Basin Platform	11,943	11,575	10,158
Delaware Basin (1)	—	—	84
Northwest Shelf	8,310	8,073	7,877
Total	20,253	19,648	18,119
(1) The Delaware Basin assets were sold with a closing date of May 11, 2023 and an effective date of March 1, 2023.

Production Prices and Production Costs
The following tables provides historical pricing and costs statistics for the years ended December 31, 2025, 2024, and 2023.

	Years ended December 31,
	2025	2024	2023
Average sales price:
Oil (per Bbl)	$63.53	$74.87	$76.21
Natural gas (per Mcf)	$(1.33)	$(1.44)	$0.05
NGL (per Bbl)	$6.43	$9.23	$11.95
Total (per Boe)	$41.55	$50.94	$54.60

	Years ended December 31,
	2025	2024	2023
Average production costs (per Boe):
Lease operating expenses	$10.73	$10.89	$10.61
Gathering, transportation and processing costs	$0.08	$0.07	$0.07
Ad valorem taxes (including methane tax)	$1.07	$1.12	$1.02
Methane tax (1)	$(0.07)	$0.07	$—
Ad valorem taxes (excluding methane tax)	$1.14	$1.05	$1.02
Production taxes	$1.94	$2.24	$2.74
(1) In accordance with the IRA, the EPA implemented a waste emission charge ("WEC") on methane emitted from applicable oil and gas facilities that exceed certain thresholds. The methane charge became effective in 2024 at $900 per metric ton of methane, and was set to increase to $1,200 per metric ton of methane for 2025, and $1,500 per metric ton of methane by 2026 and thereafter. For the year ended December 31, 2024, we accrued for $527,687 in methane taxes within Ad valorem taxes in our Statements of Operations. As the WEC was repealed by Congress on March 14, 2025, we reversed the methane tax accrual in the first quarter of 2025.
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
Productive Wells
The following table presents our ownership as of December 31, 2025 in productive oil and natural gas wells (a net well is our percentage ownership of a gross well). Approximately 99.8% of such wells are in the Permian Basin in Texas.

Oil Wells		Gas wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
899	742	20	16	919	758
Drilling Activities
During 2025, as operator, we drilled a total of 18.00 gross (17.00 net) wells. Of this, 5.00 gross (4.00 net) horizontal San Andres wells were in the Northwest Shelf in Yoakum County (three 1.0-mile laterals, one 1.25-mile lateral, and one 1.5-mile lateral) and 13.00 gross (13.00 net) wells were in the Central Basin Platform, of which 7.00 were horizontal wells in Andrews County and Crane County, Texas (all 1.0-mile laterals,) and 6.00 were vertical wells in Crane County, and Ector County, Texas. All wells were successful producing oil and gas in commercial quantities.

The table below contains information regarding the number of operated wells drilled and/or participated in during the periods indicated.

	For the years ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive (1)	18.00	17.00	43.00	42.94	31.00	29.75
Dry	—	—	—	—	—	—
Total
Productive	18.00	17.00	43.00	42.94	31.00	29.75
Dry	—	—	—	—	—	—
(1) One of the 44.00 drilled wells was drilled but not yet completed as of December 31, 2024.
The table below contains information regarding the number of non-operated wells drilled and participated in during the periods indicated.

	For the years ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development
Productive	—	—	—	—	5.00	0.59
Dry	—	—	—	—	—	—
Total
Productive	—	—	—	—	5.00	0.59
Dry	—	—	—	—	—	—
Present Activities
We had no wells in the process of being drilled or completed as of December 31, 2025.

Cost Information
We conduct our oil and natural gas activities entirely in the United States. As can be calculated from the table under “Production Prices and Production Costs”, our average production costs including lease operating expenses, gathering, transportation and processing ("GTP") and ad valorem, per Boe, were $11.88, $12.08, and $11.70 for the years ended December 31, 2025, 2024, and 2023 respectively. As shown in the aforementioned table, our average production taxes, per Boe, were $1.94, $2.24, and $2.74 for the years ended December 31, 2025, 2024, and 2023 respectively. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in Boe.
Costs incurred for property acquisition, exploration and development activities for the years ended December 31, 2025, 2024 and 2023 are shown below:

	2025	2024	2023
Payments to acquire oil and natural gas properties	$84,392,361	$2,210,826	$82,900,900
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	95,207,027	153,945,456	152,559,314
Total costs incurred	$179,599,388	$156,156,282	$235,460,214

Other Properties and Commitments
Effective January 1, 2021, the Company moved its corporate headquarters to The Woodlands, Texas. Prior to this, our principal offices were in Midland, Texas. Those offices now serve as an operations office.
Item 3:     Legal Proceedings
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have concluded discovery in the matter and are currently set for trial in the second quarter of 2026.
Item 4:     Mine Safety Disclosures
Not applicable.

PART II
Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is listed on the NYSE American under the trading symbol “REI.”
Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Oil and Gas Exploration and Production Select Industry Index ("SPSIOP"). The graph assumes the investment of $100 on December 31, 2020 in our common stock and each index and the reinvestment of all dividends, if any. This table is not intended to forecast future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Ring Energy, Inc.
S&P 500 Total Return (SPS500TR)
S&P O&G E&P Total Return (SPSIOP)

The performance graph above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the Securities Act unless specifically identified therein as being incorporated by reference. The performance graph is not solicitation material subject to Regulation 14A of the Exchange Act.
Record Holders
As of March 4, 2026, there were approximately 73 holders of record of our common stock. This is the number of record holders in the records of our transfer agent. It does not include holders of shares via brokerage accounts.
Dividend Policy
We do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. In addition, our credit facility contains provisions limiting our ability to pay dividends unless certain conditions are met.
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
The information required by this item was disclosed and reported under Item 3.02, Unregistered Sales of Equity Securities, of our Form 8-K dated March 31, 2025, filed with the SEC on April 4, 2025, which disclosure is incorporated herein by reference.
Issuer Repurchases
We did not make any repurchases of our equity securities during the year ended December 31, 2025.
Item 6:    Reserved

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates, and beliefs, and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” "Forward Looking Statements," and elsewhere in this Annual Report.
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
•Reduction of long-term debt and deleveraging of asset. Ring intends to reduce its long-term debt primarily through the use of excess cash flow and potentially through the sale of non-core assets. The Company believes that with its attractive field level margins, it is positioned to maximize the value of its assets and deleverage its balance sheet. The Company also believes through potential accretive acquisitions and strategic asset dispositions, it can accelerate the strengthening of its balance sheet. During the three months ended December 31, 2025, the Company made net paydowns of $8 million on its revolving line of credit, resulting in the outstanding long-term debt balance of $420 million.
•Employ industry leading drilling and completion techniques. Ring’s executive team intends to continue to utilize new and innovative technological advancements for completion optimization, comprehensive geological evaluation, and reservoir engineering analysis to generate value and to build future development opportunities. These technological advancements have led to a low-cost structure that helps maximize the returns generated by our drilling programs.
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

2025 Developments and Highlights
Lime Rock Acquisition

On March 31, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”), and Lime Rock Resources IV-C, L.P. (“LRRC” and with LRRA, “Lime Rock”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated February 25, 2025, by and among the Company, LRRA and LRRC (the “Purchase Agreement”) that was previously reported on Form 8-K filed on February 28, 2025 with the Securities and Exchange Commission (“SEC”). At the closing of the Purchase Agreement, among other things, the Company acquired (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in Andrews County, Texas, for an aggregate consideration consisting of: (i) approximately $69.3 million in cash, net of customary purchase price adjustments, paid at the closing of the Lime Rock Acquisition, (ii) $10.0 million in cash paid on December 31, 2025, and (iii) 6,452,879 shares of common stock (the "LRR Shares"). On March 31, 2025, in connection with the closing of the Lime Rock Acquisition, the Company and Lime Rock entered into a customary registration rights agreement relating to the LRR Shares. On May 2, 2025, a registration statement on Form S-3 with respect to the resale of the LRR Shares was declared effective by the SEC.

Credit Agreement

On June 18, 2025, the Company as borrower, Bank of America, N. A. as the Administrative Agent and Issuing Bank (“Bank of America”), and the lenders party thereto (the “Lenders”) entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) which amended and restated that certain Second Amended and Restated Credit Agreement dated as of August 31, 2022, by and among the Company, Truist Bank, as administrative agent, and the lenders party thereto, as amended by that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of February 12, 2024 (the “Existing Credit Agreement”). All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Among other things, the Credit Agreement changed the administrative agent from Truist Bank to Bank of America; reduced the borrowing base and aggregate elected commitment from $600 million to $585 million; extended the maturity date of the Credit Agreement from August 31, 2026 to June 18, 2029; reduced the applicable margin pricing grid by 25 basis points; and made certain administrative changes to the Existing Credit Agreement.
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
In the third quarter of 2025, in the Central Basin Platform in Andrews County, the Company drilled and completed three 1-mile horizontal wells, each with a working interest of 100%. Also in the Central Basin Platform in Crane County, the Company drilled and completed one 1-mile horizontal well and one vertical well, both with a working interest of 100%. Finally, the Company began drilling one 1.5-mile horizontal well (with a working interest of 100%) in the Northwest Shelf in Yoakum County.
In the fourth quarter of 2025, the Company finished drilling and completed the aforementioned 1.5-mile horizontal well in the Northwest Shelf. The Company drilled and completed two additional 1-mile horizontal wells in the Central Basin Platform, one in Andrews County and one in Crane County (both with a working interest of 100%). Also in Crane County the Company drilled and completed one vertical well (with a working interest of 100%).
In summary, for 2025, the Company drilled and completed 12 horizontal wells and 6 vertical wells. The table below sets forth our drilling and completion activities for 2025 by quarter, and full year total through December 31, 2025.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2025	Northwest Shelf (Horizontal)	4	4
	Central Basin Platform (Vertical)	3	3
	Total	7	7

2Q 2025	Central Basin Platform (Horizontal)	1	1
	Central Basin Platform (Vertical)	1	1
	Total	2	2

3Q 2025	Central Basin Platform (Horizontal)	4	4
	Central Basin Platform (Vertical)	1	1
	Total	5	5

4Q 2025	Northwest Shelf (Horizontal)	1	1
	Central Basin Platform (Horizontal)	2	2
	Central Basin Platform (Vertical)	1	1
	Total	4	4

FY 2025	Northwest Shelf (Horizontal)	5	5
	Central Basin Platform (Horizontal)	7	7
	Central Basin Platform (Vertical)	6	6
	Total	18	18
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
Average oil and natural gas prices received through 2024 and 2025 continued to demonstrate commodity price volatility and we believe oil and natural gas prices will continue to be volatile for the foreseeable future. The ability to find and develop sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success.
Ceiling Test
We perform a ceiling test at the end of each reporting period to evaluate for potential non-cash impairments. Under the full cost method of accounting, the net book value of properties, less related deferred income taxes, may not exceed a calculated “ceiling,” which is defined as the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at an annual rate of 10%. The discounted future net revenues are estimated using spot prices for oil and natural gas, based on the average price during the preceding twelve months. This average is calculated as an unweighted arithmetic mean of the first-day-of-the-month prices for each month within that period, except when changes are fixed and determinable by existing contracts. As a result of the ceiling test, driven by a decrease in the twelve month average commodity prices, the Company recognized a non-cash impairment charge of $108.8 million during the year ended December 31, 2025. If this downward trend continues, the Company's discounted future net revenues could continue to decline, which may trigger additional non-cash impairments recognized in future periods. Estimating potential future non-cash impairments is complex due to numerous factors affecting the ceiling test calculation, including but not limited to future prices, operating costs, upward or downward reserve revisions, reserve additions, and tax attributes. The amount of any additional non-cash impairment, if any, is not estimable at this time given the uncertainty of these factors.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation for its natural gas production. This has resulted in negative natural gas prices at times, whereby the seller is actually paying the purchaser to take the gas. We experienced negative realized gas prices for all of 2024 and 2025 and conditions are continuing. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.
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

Results of Operations

For the years ended December 31,	2025	2024	2023

Net production:
Oil (Bbls)	4,841,164	4,861,628	4,579,942
Natural gas (Mcf)	6,980,958	6,423,674	6,339,158
Natural gas liquids (Bbls)	1,387,818	1,258,814	976,852

Net sales:
Oil	$307,553,614	$363,971,394	$349,044,863
Natural gas	(9,297,614)	(9,265,335)	334,175
Natural gas liquids	8,922,072	11,621,355	11,676,963

Average sales price:
Oil (per Bbl)	$63.53	$74.87	$76.21
Natural gas (per Mcf)	(1.33)	(1.44)	0.05
Natural gas liquids (Bbl)	6.43	9.23	11.95

Production costs and expenses:
Lease operating expenses	$79,353,806	$78,310,949	$70,158,227
Gathering, transportation and processing costs	585,087	506,333	457,573
Ad valorem taxes	7,906,586	8,069,064	6,757,841
Oil and natural gas production taxes	14,312,232	16,116,565	18,135,336

Other costs and operating expenses:
Depreciation, depletion and amortization	$96,414,150	$98,702,843	$88,610,291
Ceiling test impairment	108,825,446	—	—
Asset retirement obligation accretion	1,490,255	1,380,298	1,425,686
Operating lease expense	700,362	700,362	541,801
General and administrative expense ("G&A")	31,928,576	29,640,300	29,188,755
Share-based compensation	6,135,957	5,506,017	8,833,425
G&A excluding share-based compensation	25,792,619	24,134,283	20,355,330

Other income (expense):
Interest income	$290,879	$491,946	$257,155
Interest (expense)	(40,430,929)	(43,311,810)	(43,926,732)
Gain (loss) on derivative contracts	31,658,839	(2,365,917)	2,767,162
Gain (loss) on disposal of assets	446,400	89,693	(87,128)
Other income	189,294	106,656	198,935

Benefit from (Provision for) Income Taxes	$7,452,746	$(20,440,954)	$(125,242)
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Oil sales. Oil sales decreased approximately $56.4 million to $307.6 million in 2025 from $364.0 million in 2024. This was due to a price variance of approximately $(54.9) million from a decrease in the average realized per barrel oil price to $63.53 in 2025 from $74.87 in 2024. Also impacting the oil sales was a volume variance of approximately $(1.5) million from a decrease in sales volumes to 4,841,164 barrels of oil in 2025 from 4,861,628 barrels of oil in 2024, primarily driven by natural asset decline, offset by production from wells within the assets acquired with the Lime Rock Acquisition (closed in March 2025) and organic growth from workovers, new drills, and other capital expenditures.
Natural gas sales. Natural gas sales remained essentially constant, with approximately $(9.3) million in 2025 and $(9.3) million in 2024. The average realized per Mcf gas price increased to $(1.33) in 2025 from $(1.44) in 2024. The positive change in price was due to an increase in the average gross realized price that was higher than the increase in the average fees. In 2025, the average gross realized price for natural gas was $0.75 per Mcf, and the average fees per Mcf were $(2.08), bringing the net average price to $(1.33) per Mcf. In 2024, the average gross realized price for natural gas was $0.29 per Mcf, and the average fees per Mcf were $(1.73), bringing the net average price to (1.44) per Mcf. The natural gas sales volume increased to 6,980,958 Mcf in 2025 from 6,423,674 Mcf in 2024.
NGL sales. NGL sales decreased approximately $2.7 million to $8.9 million in 2025 from $11.6 million in 2024, due to a price variance of approximately $(3.9) million, as the average realized price per barrel of NGLs was $6.43 in 2025 compared to $9.23 in 2024. This was due to a reduction in the gross realized price per NGL barrel to $18.84 in 2025 compared to $20.00 in 2024 coupled with a growth in the average fees per barrel to $(12.41) in 2025 compared to $(10.77) in 2024. Offsetting this decrease to sales was a volume variance of approximately $1.2 million, as volumes were 1,387,818 barrels of NGLs in 2025 compared to 1,258,814 barrels in 2024, with 82% of the increase in barrels due to the assets acquired in the Lime Rock Acquisition in March 2025.
Lease operating expenses. Our total lease operating expenses (“LOE”) increased approximately $1.0 million to $79.4 million in 2025 from $78.3 million in 2024 and decreased on a Boe basis to $10.73 in 2025 from $10.89 in 2024. These per Boe amounts are calculated by dividing our total LOE by our total volume sold, in Boe. LOE increased due to additional expenses from the assets acquired with the Lime Rock Acquisition (closed in March 2025) which contributed to a 3% increase in production of 201,422 Boe. Specifically, the Company experienced increases of $4.7 million for electrical/utilities costs, $0.7 million for environmental sustainability and cleanup, $0.7 million for communications, and $0.5 million for compressor rentals. This was offset by reductions in costs including $3.1 million for workover expense, $1.0 million for chemicals and treating, $0.6 million for pumping unit repairs, $0.5 million for hot oil paraffin control, $0.2 million for supplies, and $0.2 million for insurance costs.
Gathering, transportation and processing costs. Our total GTP costs increased by $78,754 to $585,087 in 2025 from $506,333 in 2024 and slightly increased on a Boe basis to $0.08 in 2025 from $0.07 in 2024. The increase in costs was $107,637 in gas processing costs, offset by a reduction of $28,883 from NGL processing costs.
Ad valorem taxes. Our total ad valorem taxes decreased approximately $0.2 million to $7.9 million in 2025 from $8.1 million in 2024 and decreased on a Boe basis to $1.07 in 2025 from $1.12 in 2024. Ad valorem taxes decreased due to $1.2 million lower taxes in Yoakum County and $1.1 million for the reversal of the waste emissions charge ("WEC") that was recognized in 2024. This was offset by tax increases of $2.0 million in Andrews County, primarily from properties acquired in the Lime Rock Acquisition, and $0.1 million in Ector County.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales increased to 4.66% in 2025 from 4.40% during 2024. In 2024, an accrual of $1.2 million was made for estimated severance tax refunds expected, which lowered the average rate for 2024. As of December 31, 2024, $0.9 million of the estimated refund was received. Excluding this refund, the overall average percentage of production taxes to oil and gas sales in 2024 was 4.7%, which is in line with the historical rates.
Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased approximately $2.3 million to $96.4 million in 2025 from $98.7 million in 2024, with $2.2 million of the decrease from reduced depletion on our oil and natural gas properties and $0.1 million from a reduction in amortization of financing lease assets. The $2.2 million decrease in depletion on oil and gas properties is due to a decreased average expense per unit of $12.86 in 2025 from $13.52 in 2024. Produced Boe increased by 201,422 in 2025; however, the reduced expense per unit resulted in lower depletion costs year over year. While average costs of property increased from the Lime Rock Acquisition and other capital well work, the asset impairment in 2025 resulted in a 5% increase in average estimated costs of property change year over year compared to an 11% increase in the amortization base (Boe).
Ceiling test impairment. During 2025, as a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $108.8 million.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased by $109,957 to $1,490,255 in 2025 from $1,380,298 in 2024. The primary drivers in this increase of ARO accretion were the wells acquired in the Lime Rock Acquisition, which closed in March 2025, as well as new wells drilled in 2025. This was offset by wells plugged and abandoned and sold in 2025.
Operating lease expense. Our operating lease expense was consistent year over year, as the Company experienced no changes in its office leases.
General and administrative expenses (including share-based compensation). General and administrative expenses increased approximately $2.3 million to $31.9 million in 2025 from $29.6 million in 2024. The increase was primarily related to an increase of $2.5 million in salaries, wages, and bonuses, $0.6 million in share-based compensation, and $0.6 million in other professional fees. This was offset by reductions of $0.5 million in environmental sustainability costs, $0.5 million in legal fees, $0.4 million in additional costs capitalized, and $0.1 million in credit loss expense.
Interest income. Interest income decreased by $201,067 to $290,879 in 2025 from $491,946 in 2024. This was driven by a reduction of $184,997 in sweep accounts interest income and $16,070 for severance tax refund interest income.
Interest expense. Interest expense decreased approximately $2.9 million to $40.4 million in 2025 from $43.3 million in 2024. The decrease was primarily due to a 1% decrease in the average interest rate on the Company's long-term credit facility, which was 8.2% in 2025 and 9.2% in 2024, notwithstanding the increase in the Company's average amounts drawn on the same. Other reductions included lower deferred financing costs and interest on royalty suspense. This was offset by an increase in deferred cash payment accretion related to the Lime Rock Acquisition.
Gain (loss) on derivative contracts. During 2025, the Company recognized a gain on derivative contracts of approximately $31.7 million. During 2024, the Company incurred a loss on derivative contracts of approximately $2.4 million. For the derivative contract settlements, the Company recorded a realized gain of $5.5 million during 2025 and a realized loss of $5.2 million during 2024. The change of approximately $10.6 million in the realized derivative settlements was $14.1 million from realized oil derivative settlements and $(3.5) million from realized natural gas derivative settlements. For the marked-to-market contracts, the Company recorded an unrealized gain of $26.2 million during 2025 and an unrealized gain of $2.8 million during 2024. This change of approximately $23.4 million in unrealized derivatives was from $16.5 million in favorable derivative portfolio changes and futures pricing for marked-to-market oil derivative contracts, as well as $6.9 million favorable changes to the marked-to-market natural gas derivative contract balance.
Gain (loss) on disposal of assets. Gain (loss) on disposal of assets increased $356,707 to a gain of $446,400 in 2025 from a gain of $89,693 in 2024. The increase was primarily the result of an increase of $349,442 from the sale of leased vehicles and an increase of $7,265 from the sale of owned vehicles.
Other income. Other income increased $82,638 to $189,294 in 2025 from $106,656 in 2024. The increase was primarily due to income of $150,770 from a pipeline easement lease, offset by a reduction of $68,132 in income from the Company's charge card rebate program.
Benefit from (provision for) income taxes. The provision for income taxes changed to a benefit of $7,452,746 for 2025 from a provision of $20,440,954 for 2024, primarily driven by the change from pre-tax book income in 2024 to a pre-tax book loss in 2025, impacted by the ceiling test impairment recognized in 2025.
Net income (loss). The Company recognized a net loss of $34,731,199 in 2025 compared to net income of $67,470,314 in 2024. The decrease in income associated with operations was due to the reduction in commodity pricing, which reduced revenues as well as led to the ceiling test impairment recognized. Lessening this impact was the gain on derivative contracts, which was positive in terms of both unrealized and realized gains.

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
Lease operating expenses. Our total lease operating expenses (“LOE”) increased approximately $8.1 million to $78.3 million in 2024 from $70.2 million in 2023 and increased slightly on a Boe basis to $10.89 in 2024 from $10.61 in 2023. These per Boe amounts are calculated by dividing our total LOE by our total volume sold, in Boe. LOE increased due to the full year of expenses from the assets acquired with the Founders Acquisition (closed in August 2023) which contributed to a 9% increase in production of 577,733 Boe. Specifically, the Company experienced increases of $4.1 million for chemicals and treating, $1.8 million for electrical/utilities costs, $0.6 million for pumping unit repairs, $0.6 million for other employee costs, $0.4 million for environmental sustainability, and $0.4 million for insurance costs.
Gathering, transportation and processing costs. Our total GTP costs increased by $48,760 to $506,333 in 2024 from $457,573 in 2023 and remained unchanged on a Boe basis with $0.07 in 2024 and $0.07 in 2023. The increase in costs was $30,298 from NGL processing costs and $18,462 from gas processing costs.
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
Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased approximately $10.1 million to $98.7 million in 2024 from $88.6 million in 2023, with $9.8 million of the increase from depletion on our oil and natural gas properties, $0.3 million from amortization of financing lease assets, and $0.04 million from depreciation of fixed assets. The increase in depletion was primarily due to a volume variance of $7.6 million was from an increase of 577,733 in Boe produced. Additionally, depletion experienced a price variance of $2.2 million, from a higher depletion expense per unit overall year over year, due to an $18.9 million increase in average estimated costs of property coupled with a 1.6 million reduction in the amortization base (Boe). Our average depreciation, depletion and amortization per Boe increased to $13.73 per Boe during 2024 from $13.40 per Boe during 2023.
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
Operating lease expense. Our operating lease expense increased by $158,561 to $700,362 in 2024 from $541,801 in 2023 due to additional office space leased in The Woodlands office, substantially completed in September 2023.
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
Gain (loss) on disposal of assets. Gain (loss) on disposal of assets increased $176,821 to a gain of $89,693 in 2024 from a loss of $87,128 in 2023. The increase was primarily the result of the Company recognizing a gain on disposal of assets from selling multiple leased vehicles during 2024, compared with a loss on disposal of assets primarily from selling multiple company owned vehicles during 2023.
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

Liquidity and Capital Resources

Financing of Operations. We have historically funded our operations through cash available from operations and from equity offerings of our stock. Our primary source of cash in 2025 was from funds generated from the sale of oil and natural gas production. These cash flows were primarily used to fund our capital expenditures and pay down our debt balance. We believe the combination of the sources of capital discussed will continue to be adequate to meet our short and long-term liquidity needs.

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
The reference rate in the Credit Agreement is the Secured Overnight Financing Rate ("SOFR"). The interest rate on each SOFR Loan will (i) be the adjusted term SOFR for the applicable interest period plus (ii) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage) plus (iii) a 0.10% SOFR adjustment. The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 1.00% per annum, plus (b) a margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowing base usage).
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

As of December 31, 2025, $420 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Cash Flows. Historically, primary sources of cash have been from operations, equity offerings and borrowings on the Credit Facility. During 2025, 2024, and 2023 we had net cash provided by operating activities of $150.8 million, $194.4 million, and $198.2 million, respectively. These amounts differed from the Company's income (loss) from operations of $(34.3) million, $132.9 million, and $145.8 million, respectively, for the years ended December 31, 2025, 2024, and 2023, with the difference primarily resulting from the non-cash depletion, depreciation and amortization booked as well as the non-cash ceiling test impairment booked in 2025. During the three years ended December 31, 2025, we financed $12.3 million through proceeds from the sale of common stock. During 2025, 2024, and 2023, the Company had a net draw of $35.0 million, a net repayment of $40.0 million, and a net draw of $10.0 million on the Credit Facility, respectively. We used cash to fund our capital expenditures and development aggregating $571.2 million over the three years ended December 31, 2025. Additionally, during 2025, 2024 and 2023, we used cash of $196.8 million, $170.0 million and $215.0 million, respectively, to reduce the outstanding balance on our Credit Facility. As of December 31, 2025, we had cash on hand of $0.9 million and negative working capital of $38.9 million, compared to cash on hand of $1.9 million and negative working capital of $54.6 million as of December 31, 2024 and cash on hand of $0.3 million and negative working capital of $57.9 million as of December 31, 2023.
Contractual Obligations. Our material cash commitments from known contractual and other obligations consist primarily of obligations for debt and related interest, operating and finance leases, ARO and other obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2025 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
The Company maintains a Credit Facility which currently has a $585 million borrowing base. The outstanding balance on that Credit Facility as of December 31, 2025 was $420 million, which will require repayment or refinancing at or prior to maturity in June 2029. Refer to "NOTE 9 — REVOLVING LINE OF CREDIT" in the notes to the financial statements for more information on the Credit Facility.
The Company leases office spaces in The Woodlands, Texas and Midland, Texas. The Woodlands office is currently under a 71-month (five years and 11-month) lease for its office space, effective May 9, 2023. The Midland office is currently under a five-year lease for its office space, effective October 1, 2022 and ending September 30, 2027. Future lease payments for operating leases aggregate $1,497,380.
The Company has financing leases for vehicles with varying maturity dates through 2028. Future lease payments for financing leases aggregate $1,428,999.
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
As of December 31, 2025, the Company had no off-balance sheet financing arrangements.

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
Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of: the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgments of the persons preparing the estimates.
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
During the year ended December 31, 2025, the Company recorded non-cash write-downs of the carrying value of the Company’s proved oil and natural gas properties as a result of ceiling test limitations of approximately $108.8 million, which is reflected as ceiling test impairment in the accompanying Statements of Operations. The Company did not have any write-downs related to the full cost ceiling limitation during the years ended December 31, 2024 or 2023.
Our estimates of reserves and future cash flow as of December 31, 2025 and 2024 were prepared using an average price equal to the unweighted arithmetic average of the first day of the month price for each month within the 12-month periods ended December 31, 2025 and 2024, respectively, in accordance with SEC guidelines. As of December 31, 2025, our reserves were based on an SEC average price of $61.82 per Bbl of WTI oil posted and $3.387 per MMBtu Henry Hub natural gas. As of December 31, 2024, our reserves were based on an SEC average price of $71.96 per Bbl of WTI oil posted and $2.130 per MMBtu Henry Hub natural gas. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines. Continuing downward trends in SEC pricing could impact the Company's discounted future net revenues, resulting in non-cash impairments in future periods. Due to the complexity and uncertainty in numerous factors affecting the ceiling test calculation, including future prices, operating costs, upward or downward reserve revisions, the amount is not estimable.
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
In assessing the Company's deferred tax assets, we consider whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is assessed at each reporting period and is dependent upon the generation of future taxable income and the Company's ability to utilize net operating loss carryforwards during the periods in which the temporary differences become deductible. We also consider the reversal of deferred tax liabilities and available tax planning strategies. As of December 31, 2025 and 2024, the Company did not carry a valuation allowance against its federal and state deferred tax assets.

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
The prices we receive depend on many factors outside of our control. Oil prices received during 2025 ranged from a monthly average low of $55.46 per barrel to a monthly average high of $73.75 per barrel. Natural gas prices realized during 2025 ranged from a monthly average low of $(3.51) per Mcf to a monthly average high of $1.01 per Mcf. In some months, fees exceeded the pricing, causing a negative net realized price. Gross natural gas prices ranged from a monthly average low of $(1.46) per Mcf to a monthly average high of $2.89 per Mcf. Fees ranged from a monthly average low of $(2.35) per Mcf to a monthly average high of $(1.88) per Mcf. NGL prices received during 2025 ranged from a monthly average low of $4.33 per barrel to a monthly average high of $11.34 per barrel. A significant decline in the prices of oil or natural gas would likely have a material adverse effect on our financial condition and results of operations. In order to reduce commodity price uncertainty and increase cash flow predictability relating to the marketing of our crude oil and natural gas, we enter into crude oil and natural gas price hedging arrangements with respect to a portion of our expected production. The following table summarizes the Company's hedges in place on a monthly basis by commodity type, for the next two years. See "NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS" to our financial statements for further information.

	Oil Hedges (WTI)	Gas Hedges (Henry Hub)
Month	Average BBL/day	Average MMBtu/day
January 2026	6,663	—
February 2026	7,252	16,313
March 2026	6,411	14,482
April 2026	6,517	14,721
May 2026	6,204	14,024
June 2026	6,310	14,275
July 2026	6,007	13,614
August 2026	5,914	13,425
September 2026	6,051	13,685
October 2026	5,765	13,071
November 2026	5,867	13,335
December 2026	5,623	12,744
January 2027	5,548	25,176
February 2027	6,071	27,532
March 2027	5,403	24,580
April 2027	5,533	25,114
May 2027	5,290	24,011
June 2027	5,400	24,544
July 2027	4,710	23,472
August 2027	4,645	23,221
September 2027	4,733	23,744
October 2027	4,489	22,736
November 2027	4,590	23,247
December 2027	4,391	22,260

Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $29.6 million as of December 31, 2025). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. The following table sets forth certain information regarding the top three purchasers of our oil, natural gas, and NGLs for the year ended December 31, 2025. We believe that the loss of any of these purchasers would not materially impact our business because we could readily find other purchasers for our oil and natural gas.

	For the year ended	As of
	December 31, 2025	December 31, 2025
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company ("Phillips")	67%	66%
Concord Energy LLC ("Concord")	13%	10%
NGL Crude Partners ("NGL Crude")	9%	6%
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
As of December 31, 2025, we had $420 million outstanding on our Credit Facility with a weighted average annual interest rate for the year then ended of 8.2%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.2 million change in our annual interest expense. See "NOTE 9 — REVOLVING LINE OF CREDIT" in the notes to the financial statements for more information on the Company’s interest rates of our Credit Facility.
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
Under the direction of our Chief Executive Officer and Interim Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures are effective.
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
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements and internal control over financial reporting included in this Annual Report on Form 10-K, and has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2025, is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 4, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
March 4, 2026

Item 9B:    Other Information
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by this item, including information on our insider trading policy under the caption "Insider Trading Policy," is incorporated by reference herein from the Company's 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11:     Executive Compensation
The information required by this item is incorporated by reference herein from the Company's 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference herein from the Company's 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference herein from the Company's 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14:     Principal Accountant Fees and Services
The information required by this item is incorporated by reference herein from the Company's 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15:     Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
2.1	Purchase and Sale Agreement dated July 1, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, a Delaware limited liability company (“Stronghold OpCo”) and Stronghold Energy II Royalties, LP, a Delaware limited partnership, including the following Exhibits thereto: Exhibit I – Form of Registration Rights Agreement, Exhibit K – Form of Nomination Agreement, Exhibit L – Form of Certificate of Designation and Exhibit M – Form of Lock-Up Agreement	8-K	001-36057	2.1	7/8/22
2.2	First Amendment to Purchase and Sale Agreement by and among Stronghold Energy II Operating, LLC, Stronghold Energy II Royalties, LP, and Ring Energy, Inc., dated August 4, 2022	8-K	001-36057	2.1	8/9/22
2.3	Asset Purchase Agreement dated July 10, 2023 between Ring Energy, Inc. and Founders Oil & Gas IV, LLC.	8-K	001-36057	2.1	7/14/23
2.4	Purchase and Sale Agreement dated as of February 25, 2025 by and among Ring Energy, Inc., Lime Rock Resources IV-A, L.P., and Lime Rock Resources IV-C, L.P.	8-K	001-36057	2.1	2/28/25
3.1	Articles of Incorporation (as amended)	10-K	000-53920	3.1	4/1/13
3.2	Certificate of Amendment to the Articles of Incorporation, as amended, of Ring Energy, Inc.	8-K	001-36057	3.1	12/17/21
3.3	Certificate of Amendment to the Articles of Incorporation, as amended, of Ring Energy, Inc.	8-K	001-36057	3.1	5/26/23
3.4	Bylaws of Ring Energy, Inc. as amended April 13, 2021	8-K	001-36057	3.1	4/15/21
3.5	Certificate of Designation of the Series A Convertible Preferred Stock dated August 30, 2022	8-K	001-36057	3.1	9/6/22
3.6	Certificate of Withdrawal of Certificate of Designation filed with the Secretary of State of Nevada effective October 31, 2022	8-K	001-36057	3.1	10/31/22
4.1	Description of Ring Energy, Inc. equity securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended	10-K	001-36057	4.2	3/7/24
4.2	Securities Purchase Agreement, dated October 27, 2020	8-K	001-36057	4.1	10/29/20
10.1*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Stephen D. Brooks	8-K	001-36957	10.1	12/4/20
10.1(a)*	Consulting Agreement, dated July 1, 2024 by and between Ring Energy, Inc. and Stephen D. Brooks.	8-K	001-36957	10.1	7/3/24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
10.2*	Executive Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Paul D. McKinney	8-K	001-36957	10.1	10/6/20
10.3*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Alexander Dyes	8-K	001-36057	10.1	12/22/20
10.4*	Employment and Severance Agreement, dated as of September 30, 2020, by and between the Company and Marinos C. Baghdati	8-K	001-36057	10.2	12/22/20
10.5*	Ring Energy Inc. Long Term Incentive Plan, as Amended	8-K	000-53920	99.3	1/24/13
10.6*	Form of Option Grant for Long-Term Incentive Plan	10-Q	000-53920	10.2	8/14/12
10.7*	Executive Employment and Severance Agreement, dated as of October 26, 2020, by and between the Company and Travis T. Thomas	8-K	001-36057	10.1	3/26/21
10.8	Registration Rights Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.1	9/6/22
10.9	Director Nomination Agreement dated August 31, 2022, by and among Ring Energy, Inc., Stronghold Energy II Operating, LLC, and Stronghold Energy II Royalties, LP.	8-K	001-36057	10.3	9/6/22
10.10	Second Amended and Restated Credit Agreement dated August 31, 2022, by and among Ring Energy, Inc., Truist Bank, and the Lenders from time to time party thereto	8-K	001-36057	10.4	9/6/22
10.11*	Ring Energy, Inc. 2021 Omnibus Incentive Plan	DEF 14A	001-36057		4/22/21
10.12*	Amendment No. 1 to the Ring Energy, Inc. 2021 Omnibus Incentive Plan	8-K	001-36057	10.1	5/26/23
10.13*	Form of Performance Stock Unit Agreement	8-K	001-36057	10.1	11/30/21
10.14*	Form Restricted Stock Unit Agreement (employees)	8-K	001-36057	10.1	2/23/23
10.15*	Form of Restricted Stock Unit Agreement (non-employee directors)	8-K	001-36057	10.2	2/23/23
10.16	Form of Warrant Amendment and Exercise Agreement.	8-K	001-36057	10.1	4/12/23
10.17	First Amendment to Second Amended and Restated Credit Agreement dated as of February 12, 2024, by and among Ring Energy, Inc., Truist Bank, as administrative agent, and the Lenders party thereto.	8-K	001-36057	10.1	2/16/24
10.18	Change in Control and Severance Benefit Plan	10-K	001-36057	10.25	3/7/24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with	Furn-ished Here-with
10.19	Registration Rights Agreement dated March 31, 2025, by and among Ring Energy, Inc., Lime Rock Resources IV-A, L.P. and Lime Rock Resources IV-C, L.P.	8-K	001-36057	10.1	4/4/25
10.20	Amendment No. 2 to the Ring Energy, Inc. 2021 Omnibus Incentive Plan.	8-K	001-36057	10.1	5/22/25
10.21	Third Amended and Restated Credit Agreement dated June 18, 2025, by and among Ring Energy, Inc., Bank of America, N.A., and the Lenders from time to time party thereto.	8-K	001-36057	10.1	6/23/25
10.22*	General Release Agreement dated October 2, 2025 by Travis T. Thomas.	8-K/A	001-36057	10.1	10/3/25
10.23*	Offer Letter between Ring Energy, Inc. and Sundip S. Johl dated January 29, 2026.	8-K	001-36057	10.1	2/3/26
14.1	Code of Ethics	8-K	000-53920	14.1	1/24/13
19.1	Insider Trading Policy	10-K	001-36057	19.1	3/5/25
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Grant Thornton LLP					X
24.1	Power of Attorney (included as part of the signature pages of this report)					X
31.1	Rule 13a-14(a) Certification by Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer						X
32.2	Section 1350 Certification of Principal Financial Officer						X
97.1	Ring Energy, Inc. Clawback Policy	10-K	001-36057	97.1	3/7/24
99.1	Reserve Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Management contract

Item 16:     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ring Energy, Inc.

By:	/s/ Paul D. McKinney
Mr. Paul D. McKinney
Chief Executive Officer
Date: March 4, 2026
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Paul D. McKinney, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming his or her signature as he or she may be signed by his or her said attorney to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

/s/ Paul D. McKinney	/s/ Thomas L. Mitchell
Mr. Paul D. McKinney	Mr. Thomas L. Mitchell
Chief Executive Officer and Director	Director
(Principal Executive Officer)	Date: March 4, 2026
Date: March 4, 2026

/s/ Rocky P. Kwon	/s/ Anthony B. Petrelli
Mr. Rocky P. Kwon	Mr. Anthony B. Petrelli
Vice President, Chief Accounting Officer	Director
(Principal Financial Officer and Principal Accounting Officer)	Date: March 4, 2026
Date: March 4, 2026

/s/ Carla Tharp	/s/ John A. Crum
Mrs. Carla Tharp	Mr. John A. Crum
Director	Director
Date: March 4, 2026	Date: March 4, 2026

/s/ Richard E. Harris	/s/ David S. Habachy
Mr. Richard E. Harris	Mr. David S. Habachy
Director	Director
Date: March 4, 2026	Date: March 4, 2026

RING ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ring Energy, Inc.
Opinion on the financial statements
We have audited the accompanying balance sheets of Ring Energy, Inc. (a Nevada corporation) (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2026 expressed an unqualified opinion.
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
The development of estimated proved crude oil and natural gas reserves used in the calculation of depletion, depreciation and amortization expense and impairment expense under the full cost method of accounting
As described further in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting, which requires management to make estimates of proved crude oil and natural gas reserve volumes and future development costs to calculate and record depletion, depreciation and amortization expense and impairment expense. To estimate the volume of proved crude oil and natural gas reserves, future development costs, and the related future net cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved crude oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved crude oil and natural gas reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion, depreciation and amortization expense and the assessment of potential impairment. We identified the estimation of proved reserves of oil and gas properties as a critical audit matter.

The principal consideration for our determination that the estimation of proved crude oil and natural gas reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volumes, future development costs, and the related net cash flows of the Company’s proved reserves could have a significant impact on the measurement of depletion, depreciation and amortization expense and impairment expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved crude oil and natural gas reserves included the following, among others.
•We tested the design and operating effectiveness of key controls relating to management’s estimation of proved crude oil and natural gas reserves for the purpose of estimating depletion, depreciation and amortization expense and impairment expense.
•We evaluated the independence, objectivity, and professional qualifications of the Company’s reserve engineers, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved crude oil and natural gas reserve volumes, and read the reserve report prepared by the Company’s reserve engineers.
•Identified the inputs and assumptions significant to the proved reserve volumes and tested management’s process for determining the significant inputs and assumptions, including examining the underlying support on a sample basis. Specifically, our audit procedures involved testing management’s inputs and assumptions by performing the following:
◦Compared the estimated pricing differentials used in the reserve report to prices realized by the Company related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
◦Tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
◦Evaluated the method used to determine the estimated future development costs used in the reserve report and compared management’s estimates to amounts expended for recently drilled and completed wells;
◦Tested, on a sample basis, the working and net revenue interests used in the reserve report by inspecting land, legal and division order records;
◦Evaluated evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining historical conversion rates and support for the Company’s ability to fund and intent to develop the proved undeveloped properties; and
◦Applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 4, 2026

RING ENERGY, INC.
BALANCE SHEETS

As of December 31,	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$902,913	$1,866,395
Accounts receivable	30,938,908	36,172,316
Joint interest billing receivables, net	1,623,991	1,083,164
Derivative assets	21,468,134	5,497,057
Inventory	5,312,715	4,047,819
Prepaid expenses and other assets	1,822,751	1,781,341
Total Current Assets	62,069,412	50,448,092
Properties and Equipment
Oil and natural gas properties, full cost method	1,891,510,431	1,809,309,848
Financing lease asset subject to depreciation	3,633,586	4,634,556
Fixed assets subject to depreciation	3,504,788	3,389,907
Total Properties and Equipment	1,898,648,805	1,817,334,311
Accumulated depreciation, depletion and amortization	(569,180,901)	(475,212,325)
Net Properties and Equipment	1,329,467,904	1,342,121,986
Operating lease asset	1,285,159	1,906,264
Derivative assets	9,739,430	5,473,375
Deferred financing costs	9,337,344	8,149,757
Total Assets	$1,411,899,249	$1,408,099,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$97,522,809	$95,729,261
Income tax liability	356,436	328,985
Financing lease liability	730,564	906,119
Operating lease liability	586,614	648,204
Derivative liabilities	841,193	6,410,547
Notes payable	505,752	496,397
Asset retirement obligations	418,526	517,674
Total Current Liabilities	100,961,894	105,037,187

Non-current Liabilities
Deferred income taxes	20,764,119	28,591,802
Revolving line of credit	420,000,000	385,000,000
Financing lease liability, less current portion	593,146	647,078
Operating lease liability, less current portion	819,223	1,405,837
Derivative liabilities	2,512,692	2,912,745
Asset retirement obligations	29,972,429	25,864,843
Total Liabilities	575,623,503	549,459,492
Commitments and contingencies - See Note 13
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 207,656,929 shares and 198,561,378 shares issued and outstanding, respectively	207,657	198,561
Additional paid-in capital	812,777,586	800,419,719
Retained earnings (Accumulated deficit)	23,290,503	58,021,702
Total Stockholders’ Equity	836,275,746	858,639,982
Total Liabilities and Stockholders' Equity	$1,411,899,249	$1,408,099,474
The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF OPERATIONS

For the years ended December 31,	2025	2024	2023

Oil, Natural Gas, and Natural Gas Liquids Revenues	$307,178,072	$366,327,414	$361,056,001

Costs and Operating Expenses
Lease operating expenses	79,353,806	78,310,949	70,158,227
Gathering, transportation and processing costs	585,087	506,333	457,573
Ad valorem taxes	7,906,586	8,069,064	6,757,841
Oil and natural gas production taxes	14,312,232	16,116,565	18,135,336
Depreciation, depletion and amortization	96,414,150	98,702,843	88,610,291
Ceiling test impairment	108,825,446	—	—
Asset retirement obligation accretion	1,490,255	1,380,298	1,425,686
Operating lease expense	700,362	700,362	541,801
General and administrative expense	31,928,576	29,640,300	29,188,755

Total Costs and Operating Expenses	341,516,500	233,426,714	215,275,510

Income (Loss) from Operations	(34,338,428)	132,900,700	145,780,491

Other Income (Expense)
Interest income	290,879	491,946	257,155
Interest (expense)	(40,430,929)	(43,311,810)	(43,926,732)
Gain (loss) on derivative contracts	31,658,839	(2,365,917)	2,767,162
Gain (loss) on disposal of assets	446,400	89,693	(87,128)
Other income	189,294	106,656	198,935
Net Other Income (Expense)	(7,845,517)	(44,989,432)	(40,790,608)

Income (Loss) Before Benefit from (Provision for) Income Taxes	(42,183,945)	87,911,268	104,989,883

Benefit from (Provision for) Income Taxes	7,452,746	(20,440,954)	(125,242)
Net Income (Loss)	$(34,731,199)	$67,470,314	$104,864,641

Basic Earnings (Loss) per Share	$(0.17)	$0.34	$0.55
Diluted Earnings (Loss) per Share	$(0.17)	$0.34	$0.54

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	175,530,212	$175,530	$775,241,114	$(114,313,253)	$661,103,391
Exercise of common warrants issued in offering	4,517,427	4,517	3,609,424	—	3,613,941
Induced exercise of common warrants issued in offering	14,512,166	14,512	8,673,143	—	8,687,655
Restricted stock vested	1,680,232	1,680	(1,680)	—	—
Shares to cover tax withholdings for restricted stock vested	(288,152)	(287)	287	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(520,153)	—	(520,153)
Performance stock vested	1,170,024	1,170	(1,170)	—	—
Shares to cover tax withholdings for performance stock vested	(284,908)	(285)	285	—	—
Share-based compensation	—	—	8,833,425	—	8,833,425
Net income	—	—	—	104,864,641	104,864,641
Balance, December 31, 2023	196,837,001	$196,837	$795,834,675	$(9,448,612)	$786,582,900
Restricted stock vested	1,688,317	1,688	(1,688)	—	—
Shares to cover tax withholdings for restricted stock vested	(327,041)	(327)	327	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(919,249)	—	(919,249)
Performance stock vested	571,324	571	(571)	—	—
Shares to cover tax withholdings for performance stock vested	(208,223)	(208)	208	—	—
Share-based compensation	—	—	5,506,017	—	5,506,017
Net income	—	—	—	67,470,314	67,470,314
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$58,021,702	$858,639,982
Restricted stock vested	2,402,692	2,403	(2,403)	—	—
Shares to cover tax withholdings for restricted stock vested	(588,840)	(589)	589	—	—
Payments to cover tax withholdings for restricted stock vested, net	—		(1,189,805)	—	(1,189,805)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Performance stock vested	1,230,565	1,231	(1,231)	—	—
Shares to cover tax withholdings for performance stock vested	(401,745)	(402)	402	—	—
Share-based compensation	—	—	6,135,957	—	6,135,957
Net loss	—	—	—	(34,731,199)	(34,731,199)
Balance, December 31, 2025	207,656,929	$207,657	$812,777,586	$23,290,503	$836,275,746

The accompanying notes are an integral part of these financial statements.

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS

For the years ended December 31,	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(34,731,199)	$67,470,314	$104,864,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	96,414,150	98,702,843	88,610,291
Ceiling test impairment	108,825,446	—	—
Asset retirement obligation accretion	1,490,255	1,380,298	1,425,686
Amortization of deferred financing costs	4,459,520	4,969,174	4,920,714
Share-based compensation	6,135,957	5,506,017	8,833,425
Credit loss expense	19,029	160,847	134,007
(Gain) loss on disposal of assets	(446,400)	(89,693)	—
Deferred income tax expense (benefit)	(7,858,446)	19,935,413	(425,275)
Excess tax expense (benefit) related to share-based compensation	30,763	104,344	478,304
(Gain) loss on derivative contracts	(31,658,839)	2,365,917	(2,767,162)
Cash received (paid) for derivative settlements, net	5,452,300	(5,193,673)	(9,084,920)
Changes in operating assets and liabilities:
Accounts receivable	4,452,926	3,594,504	1,154,085
Inventory	(1,264,896)	2,089,116	3,113,782
Prepaid expenses and other assets	(41,410)	93,509	226,688
Accounts payable	474,744	(5,076,738)	(1,451,422)
Settlement of asset retirement obligation	(904,493)	(1,588,480)	(1,862,385)
Net Cash Provided by Operating Activities	150,849,407	194,423,712	198,170,459
Cash Flows From Investing Activities
Payments for the Stronghold Acquisition	—	—	(18,511,170)
Payments for the Founders Acquisition	—	—	(62,227,145)
Payments for the Lime Rock Acquisition	(81,863,429)	—	—
Payments to purchase oil and natural gas properties	(2,528,932)	(2,210,826)	(2,162,585)
Payments to develop oil and natural gas properties	(95,207,027)	(153,945,456)	(152,559,314)
Payments to acquire or improve fixed assets subject to depreciation	(179,771)	(185,524)	(492,317)
Proceeds from sale of fixed assets subject to depreciation	17,360	10,605	332,229
Proceeds from divestiture of oil and natural gas properties	100	121,232	1,554,558
Proceeds from sale of Delaware properties	—	—	7,600,699
Proceeds from sale of New Mexico properties	—	(144,398)	3,891,757
Proceeds from sale of CBP vertical wells	—	5,500,000	—
Insurance proceeds received for damage to oil and natural gas properties	260,446	—	—
Net Cash Used in Investing Activities	(179,501,253)	(150,854,367)	(222,573,288)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	231,822,997	130,000,000	225,000,000
Payments on revolving line of credit	(196,822,997)	(170,000,000)	(215,000,000)
Proceeds from issuance of common stock and warrants	—	—	12,301,596
Payments for taxes withheld on vested restricted shares, net	(1,189,805)	(919,249)	(520,153)
Proceeds from notes payable	1,648,539	1,560,281	1,637,513
Payments on notes payable	(1,639,184)	(1,597,618)	(1,603,659)
Payment of deferred financing costs	(5,647,107)	(88,450)	(52,222)
Reduction of financing lease liabilities	(484,079)	(954,298)	(776,388)
Net Cash Provided by (Used in) Financing Activities	27,688,364	(41,999,334)	20,986,687
Net Increase (Decrease) in Cash	(963,482)	1,570,011	(3,416,142)
Cash at Beginning of Period	1,866,395	296,384	3,712,526
Cash at End of Period	$902,913	$1,866,395	$296,384

RING ENERGY, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31,	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$32,363,614	$39,196,575	$38,009,164
Cash paid (refunded) for income taxes	347,487	72,213	72,213

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$89,923	$695,553	$439,528
Asset retirement obligation acquired	2,780,280	—	2,090,777
Asset retirement obligation revision of estimate	(78,480)	133,794	53,826
Asset retirement obligation sold	(65,129)	(3,219,651)	(5,340,211)
Operating lease assets obtained in exchange for new operating lease liability	—	—	1,713,677
Financing lease assets obtained in exchange for new financing lease liability, net (1)	707,964	738,240	894,996
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	1,039,445	(3,896,948)	(2,241,192)

Supplemental Schedule for Lime Rock Acquisition
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$63,599,939	$—	$—
Escrow deposit released at closing	5,000,000	—	—
Direct transaction costs	2,576,648	—	—
Cash paid for fixed assets acquired	(34,275)	—	—
Purchase price adjustments paid to third parties	1,427,233	—	—
Cash received from Lime Rock for post-close adjustments	(706,116)	—	—
Payment of deferred cash payment	10,000,000	—	—
Payments for the Lime Rock Acquisition	$81,863,429	$—	$—
Investing Activities - Noncash
Assumption of suspense liability	$459,096	$—	$—
Assumption of ad valorem tax liability	405,549	—	—
Assumption of asset retirement obligation	2,587,179	—	—
Deferred cash payment at fair value	9,415,066	—	—
Financing Activities - Noncash
Common stock issued for acquisition	7,420,811	—	—

Supplemental Schedule for Founders Acquisition
Investing Activities - Cash Paid
Escrow deposit released at closing	$—	$—	$7,500,000
Closing amount paid to Founders	—	—	42,502,799
Interest from escrow deposit	—	—	1,747
Direct transaction costs	—	—	1,361,843
Post-close adjustments	—	—	(4,139,244)
Payment of deferred cash payment	—	—	15,000,000
Payments for the Founders Acquisition	$—	$—	$62,227,145
Investing Activities - Noncash
Assumption of suspense liability	$—	$—	$677,116
Assumption of asset retirement obligation	—	—	2,090,777
Assumption of ad valorem tax liability	—	—	234,051
Deferred cash payment at fair value	—	—	14,657,383

Supplemental Schedule for Stronghold Acquisition
Investing Activities - Cash Paid
Payment of deferred cash payment	—	—	15,000,000
Payment of post-close settlement	—	—	3,511,170
Payments for the Stronghold Acquisition	$—	$—	$18,511,170
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net, is $144,216 and $45,436 of finance lease asset terminations for the years ended December 31, 2025 and 2024, respectively.
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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $652,913 and $1,616,395 as of December 31, 2025 and 2024, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Refer to the "Major Purchasers" section below for detail on purchaser activity for the years ended December 31, 2025, 2024, and 2023.
The following table reflects the Company's beginning and ending balances of its accounts receivables from purchasers of its oil and gas for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Beginning balance of accounts receivable from purchasers of oil and gas	$33,774,968	$37,879,779	$40,143,326
Ending balance of accounts receivable from purchasers of oil and gas	29,591,571	33,774,968	37,879,779
Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Credit loss expense	$19,029	$160,847	$134,007
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of December 31, 2025 and 2024.

	2025	2024
Joint interest billing receivables	$1,824,753	$1,264,897
Allowance for credit losses	(200,762)	(181,733)
Joint interest billing receivables, net	$1,623,991	$1,083,164
The increase of $19,029 in the allowance for credit losses during the year ended December 31, 2025 was primarily for owner settlements considered uncollectible with no offsetting revenues held in suspense.
For receivables, the Company's estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and other available information.
Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of December 31, 2025 or 2024.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2025 and 2024, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Depletion	$95,079,057	$97,238,673	$87,442,546
Depletion rate, per barrel-of-oil-equivalent (Boe)	$12.86	$13.52	$13.22

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
Due to the lower oil prices impacting the present value of estimated future net revenues, during the year ended December 31, 2025, the Company recorded impairments on oil and natural gas properties as a result of the ceiling test of $108.8 million. No impairments on oil and natural gas properties as a result of the ceiling test were recorded for the years ended December 31, 2024 or 2023.
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
Depreciation of buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
UAV	3 years
The following table provides information on the Company's depreciation expense for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Depreciation expense	$409,474	$405,772	$364,024
During the years ended December 31, 2025 2024, and 2023, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of owned vehicles, as follows:

	For the years ended December 31,
	2025	2024	2023
Sale of owned vehicles	$(6,974)	$(14,239)	$(132,109)
Sale of leased vehicles	453,374	103,932	44,981
Gain (loss) on disposal of assets	$446,400	$89,693	$(87,128)

Accounts Payable
The following table summarizes the Company's components of its current accounts payable balance presented in its Balance Sheets at December 31, 2025 and 2024:

	2025	2024
Trade accounts payable	$40,196,719	$39,289,431
Revenues payable	37,156,219	35,766,989
Accrued expenses	20,169,871	20,672,841
Accounts payable	$97,522,809	$95,729,261
Trade accounts payable – The following table summarizes the Company's current trade accounts payable at December 31, 2025 and 2024:

	2025	2024
Accounts payable related to vendors	$33,012,524	$37,147,926
Other	7,184,195	2,141,505
Trade accounts payable	$40,196,719	$39,289,431
Revenues payable – The following table summarizes the Company's current revenues and royalties payable at December 31, 2025 and 2024:

	2025	2024
Revenue held in suspense	$32,107,446	$28,166,335
Revenues and royalties payable	5,048,773	7,600,654
Revenues payable	$37,156,219	$35,766,989
Accrued expenses – The following table summarizes the Company's current accrued expenses at December 31, 2025 and 2024:

	2025	2024
Accrued capital expenditures	$4,395,906	$3,645,377
Accrued lease operating expenses	5,149,712	5,313,315
Accrued interest	5,853,412	2,830,440
Accrued general and administrative expense	4,685,253	4,897,904
Other	85,588	3,985,805
Accrued expenses	$20,169,871	$20,672,841

Notes Payable – At the end of May 2025, the Company renewed its control of well, general liability, pollution, umbrella, property, worker's compensation, auto, and D&O (directors and officers) insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,648,539. The APR for this note was 7.75%. In November 2025, the Company renewed its cybersecurity insurance policy, paying the premium without financing through a note.
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
At the end of May 2023, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, and funded the premiums with a promissory note with a total face value after down payments of $1,565,071. In November 2023, the Company renewed its cybersecurity insurance policy, and funded the premium with a promissory note with a total face value after down payments of $72,442. The annual percentage rate (APR) for both notes was 7.08%.
As of December 31, 2025 and 2024, the notes payable balances included within current liabilities on the Balance Sheets were $505,752 and $496,397, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Weighted average notes payable balance	$688,086	$651,789	$687,456
Weighted average interest rate on weighted average notes payable	8.59%	8.63%	7.23%
The following table shows interest paid related to notes payable for the years ended December 31, 2025, 2024, and 2023. This interest is included within "Interest (expense)" in the Statements of Operations.

	For the years ended December 31,
	2025	2024	2023
Interest paid for notes payable	$59,097	$56,261	$49,734
Revenue Recognition –The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the purchaser. Revenue is recorded in the month the product is delivered to the purchaser. The Company receives payment from one to three months after delivery. The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials (quality, transportation and other variables from benchmark prices). The guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract. Estimating the variable consideration does not require significant judgment and the Company engages third party sources to validate the estimates. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products. See "NOTE 2 — REVENUE RECOGNITION" for additional information.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which, among other items, allows for 100% bonus depreciation on a permanent basis for property acquired after January 19, 2025. Further, the OBBBA basis for Code

Section 163(j) net interest expense deduction is based on EBITDA (earnings before interest, taxes, depreciation and amortization) rather than EBIT (earnings before interest and taxes) for taxable years beginning after December 31, 2024, and any disallowed interest expense can be carried forward indefinitely. We have incorporated these changes into our income tax provision for the year ended December 31, 2025.
Accounting for Uncertainty in Income Taxes – In accordance with GAAP, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years. The Company has identified its federal income tax return and its franchise tax return in Texas in which it operates as a “major” tax jurisdiction. The Company’s federal income tax returns for the years ended December 31, 2022 and after remain subject to examination. The Company’s federal income tax returns for the years ended December 31, 2007 and after remain subject to examination to the extent of the net operating loss (NOL) carryforwards. The Company’s franchise tax returns in Texas remain subject to examination for 2021 and after. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by GAAP. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the Statements of Operations.
Leases – Upon adoption of ASU 2016-02, the Company made accounting policy elections to not capitalize leases with a lease term of twelve months or less (i.e. short-term leases) and to not separate lease and non-lease components for all asset classes. The Company also elected to adopt the package of practical expedients that allows an entity to not reassess prior to the effective date (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases and the practical expedient regarding land easements that exist prior to adoption. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.
Major Purchasers – During the year ended December 31, 2025, sales to three purchasers represented 67%, 13%, and 9%, respectively, of total oil, natural gas, and natural gas liquids sales. As of December 31, 2025, sales outstanding from these three purchasers represented 66%, 10%, and 6%, respectively, of accounts receivable from purchasers. During the year ended December 31, 2024, sales to three purchasers represented 61%, 14%, and 13%, respectively, of total oil, natural gas and natural gas liquids sales. As of December 31, 2024, sales outstanding from these three purchasers represented 64%, 11%, and 11%, respectively, of accounts receivable from purchasers. During the year ended December 31, 2023, sales to three purchasers represented 66%, 12%, and 10%, respectively, of total oil, natural gas, and natural gas liquids sales. As of December 31, 2023, sales outstanding from these three purchasers represented 65%, 11%, and 8%, respectively, of accounts receivable from purchasers.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Statements of Operations, incurred for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Share-based compensation	$6,135,957	$5,506,017	$8,833,425
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
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments from this update provide for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. Further, the amount of income taxes paid (net of refunds received) are required to be disaggregated by (i) federal (national), state, and foreign taxes, and (ii) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments from this update require that all entities disclose (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. As such, the Company adopted ASU 2023-09 effective January 1, 2025. The Company has included the applicable enhanced disclosures prospectively in its annual financial statements for the year ended December 31, 2025.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets," that provides for a practical expedient for estimating expected credit losses which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments will be effective prospectively for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements," which provides clarity on the current interim disclosure requirements. The update also includes the addition of a disclosure principle which requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The application of the update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its interim financial disclosures.

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
Oil sales. Under the Company’s oil sales contracts, the Company sells oil production at the point of delivery and collects an agreed upon index price, net of pricing differentials. The Company recognizes revenue at the net price received when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive.
Natural gas and NGL sales. Under the majority of the Company’s natural gas sales processing contracts, the Company delivers unprocessed natural gas to midstream processing entities at the wellhead, and the midstream processing entities obtain control of the natural gas and NGLs at the wellhead. The midstream processing entities gather and process the natural gas and NGLs and remit proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchasers at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.
The Company has only one minor contract with a natural gas processing entity in place where the point of control does not pass at the wellhead. Under this agreement, the point of control of the gas dictates that the associated fees are recorded as an expense.
Disaggregation of revenue. The following table presents revenues disaggregated by product for the years ended December 31, 2025, 2024, and 2023.

	For the years ended December 31,
	2025	2024	2023
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$307,553,614	$363,971,394	$349,044,863
Natural gas (1)	(9,297,614)	(9,265,335)	334,175
Natural gas liquids	8,922,072	11,621,355	11,676,963
Total oil, natural gas, and natural gas liquids revenues	$307,178,072	$366,327,414	$361,056,001
(1) In 2024 and 2025, the Company experienced a net negative total gas revenue, due to the significant reduction in gross realized sales prices per Mcf, coupled with the growth in the plant fees per Mcf.

NOTE 3 — LEASES
The Company has operating leases for its offices in Midland, Texas and The Woodlands, Texas. The current Midland office is under a five-year lease, effective October 1, 2022 and ending September 30, 2027. The Woodlands office is currently under a 71-month (five years and 11-month) lease, effective May 9, 2023. The future payments for these office spaces are reflected in the future lease payments schedule below.
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
Future lease payments associated with these operating and financing leases as of December 31, 2025 are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Operating lease payments	$636,649	$460,497	$250,606	$149,628	$—	$—	$1,497,380
Financing lease payments	803,745	465,880	159,374	—	—	—	1,428,999
The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of the dates indicated.

	As of December 31,
	2025	2024
Operating leases
Weighted average remaining lease term (in years)	2.71	3.45
Weighted average discount rate	4.50%	4.50%

Finance leases
Weighted average remaining lease term (in years)	1.99	1.85
Weighted average discount rate	7.50%	7.31%

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Balance Sheets:

	As of December 31,
	2025	2024
Operating lease liability, current portion	$586,614	$648,204
Operating lease liability, non-current portion	819,223	1,405,837
Operating lease liability, total	$1,405,837	$2,054,041
Total undiscounted future cash flows (sum of future operating lease payments)	$1,497,380	$2,224,840
Imputed interest	91,543	170,799
Undiscounted future cash flows less imputed interest	$1,405,837	$2,054,041

Financing lease liability, current portion	$730,564	$906,119
Financing lease liability, non-current portion	593,146	647,078
Financing lease liability, total	$1,323,710	$1,553,197
Total undiscounted future cash flows (sum of future financing lease payments)	$1,428,999	$1,667,763
Imputed interest	105,289	114,566
Undiscounted future cash flows less imputed interest	$1,323,710	$1,553,197
The following table provides supplemental information regarding lease costs in the Statements of Operations for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Operating lease costs	$700,362	$700,362	$541,801
Short-term lease costs (1)	$4,714,675	$4,083,088	$5,096,723
Financing lease costs:
Amortization of financing lease assets (2)	$925,619	$1,058,398	$803,721
Interest on financing lease liabilities (3)	$107,754	$121,293	$101,269
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
During the years ended December 31, 2025, 2024, and 2023, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of leased vehicles, as follows:

	For the years ended December 31,
	2025	2024	2023
Sale of owned vehicles	$(6,974)	$(14,239)	$(132,109)
Sale of leased vehicles	453,374	103,932	44,981
Gain (loss) on disposal of assets	$446,400	$89,693	$(87,128)

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023. For all dilutive securities, the treasury stock method of calculating the incremental shares is applied.

For the years ended December 31,	2025	2024	2023
Net Income (Loss)	$(34,731,199)	$67,470,314	$104,864,641
Basic Weighted-Average Shares Outstanding	204,984,223	197,937,683	190,589,143
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock units	—	1,695,791	1,292,582
Performance stock units	—	603,867	438,818
Common warrants	—	40,039	3,044,307
Diluted Weighted-Average Shares Outstanding	204,984,223	200,277,380	195,364,850
Basic Earnings (Loss) per Share	$(0.17)	$0.34	$0.55
Diluted Earnings (Loss) per Share	$(0.17)	$0.34	$0.54
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023, as their effect would have been anti-dilutive.

	2025	2024	2023
Anti-dilutive securities:
Stock options to purchase common stock	62,433	66,511	264,966
Unvested restricted stock units	5,211,248	32,231	56,153
Unvested performance stock units	2,822,081	1,260,595	1,445,804

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
Founders Acquisition
On July 10, 2023, the Company, as buyer, and Founders Oil & Gas IV, LLC (“Founders”), as seller, entered into an Asset Purchase Agreement (the “Founders Purchase Agreement”). Pursuant to the closing of the Founders Purchase Agreement, on August 15, 2023 the Company acquired (the “Founders Acquisition”) interests in oil and gas leases and related property of Founders located in the Central Basin Platform of the Texas Permian Basin in Ector County, Texas, for a purchase price (the “Purchase Price”) of (i) a cash deposit of $7.5 million paid on July 11, 2023 into a third-party escrow account as a deposit pursuant to the Founders Purchase Agreement, (ii) approximately $42.5 million in cash paid on the closing date, net of approximately $10 million of preliminary and customary purchase price adjustments with an effective date of April 1, 2023, and (iii) a deferred cash payment of $11.9 million paid on December 18, 2023, net of customary purchase price adjustments.
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
CBP Vertical Well Sale
On September 30, 2024, the Company completed the sale of certain oil and gas properties, including vertical wells and associated facilities, within Andrews County, Texas and Gaines County, Texas to an unaffiliated party for a sales price of $5.5 million, with cash consideration being the same. As part of the sale, the buyer assumed an asset retirement obligation balance of approximately $2.7 million.
Yoakum County Purchase
On December 24, 2024, the Company completed the purchase of assorted leases and additional well interests in Yoakum County, Texas from an unaffiliated party for approximately $1.4 million. The purchase had an effective date of December 1, 2024 with a required down payment of $175,000 due at closing and the remainder of $1,175,000 due in January 2025.
Lime Rock Acquisition
On February 25, 2025, the Company, as buyer, and Lime Rock Resources IV-A, L.P. (“LRRA”) and Lime Rock Resources IV-C, L.P. ("LRRC" and with LRRA, "Lime Rock"), as seller, entered into a purchase and sale agreement (the “Purchase Agreement”), which provided that the Company would acquire (the “Lime Rock Acquisition”) interests in oil and gas leases and related property of Lime Rock located in the Central Basin Platform of the Texas Permian Basin in Andrews County, Texas (the "Lime Rock Assets"). On March 31, 2025, the Company and Lime Rock consummated the transactions contemplated in the Lime Rock Acquisition whereby the Company acquired the Lime Rock Assets for aggregate consideration consisting of: (i) approximately $69.3 million in cash, net of customary purchase price adjustments, paid at the closing of the Lime Rock Acquisition, (ii) $10.0 million paid on December 31, 2025, and (iii) 6,452,879 shares of common stock.
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

The following table represents the final allocation of the total cost of the Lime Rock Acquisition to the assets acquired and liabilities assumed as of the closing date of the Lime Rock Acquisition:

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

NOTE 6 — OIL AND NATURAL GAS PRODUCING ACTIVITIES
Set forth below is certain information regarding the aggregate capitalized costs of oil and natural gas properties and costs incurred by the Company for its oil and natural gas property acquisitions, development and exploration activities:
Capitalized Costs

As of December 31,	2025	2024	2023
Oil and natural gas properties, full cost method
Proved properties	$1,891,510,431	$1,809,309,848	$1,663,548,249
Unproved properties	—	—	—
Total oil and natural gas properties, full cost method	$1,891,510,431	$1,809,309,848	$1,663,548,249
Accumulated depletion of oil and natural gas properties	(564,169,311)	(469,786,336)	(373,280,583)

Net oil and natural gas properties capitalized	$1,327,341,120	$1,339,523,512	$1,290,267,666
Costs Incurred in Oil and Gas Producing Activities

For the years ended December 31,	2025	2024	2023
Payments to acquire oil and natural gas properties	$84,392,361	$2,210,826	$82,900,900
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	95,207,027	153,945,456	152,559,314
Total costs incurred	$179,599,388	$156,156,282	$235,460,214
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. All of our derivative contracts are with lenders under our Credit Facility. Non-performance risk is incorporated in the discount rate by adding the quoted bank (counterparty) credit default swap (CDS) rates to the risk free rate. Although the counterparties hold the right to offset (i.e. netting) the settlement amounts with the Company, in accordance with ASC 815-10-50-4B, the Company classifies the fair value of all its derivative positions on a gross basis in the Company's Balance Sheets.
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

The following presents the impact of the Company’s contracts on its Balance Sheets for the periods indicated.

	As of December 31,
	2025	2024
Commodity derivative instruments, marked to market:

Derivative assets, current	$21,468,134	$5,497,057

Derivative assets, noncurrent	$9,739,430	$5,473,375

Derivative liabilities, current	$841,193	$6,410,547

Derivative liabilities, noncurrent	$2,512,692	$2,912,745
The components of “Gain (loss) on derivative contracts” from the Statements of Operations are as follows for the respective periods:

	For the years ended December 31,
	2025	2024	2023
Oil derivatives:
Realized gain (loss) on oil derivatives	$3,834,312	$(10,264,202)	$(11,364,484)
Unrealized gain (loss) on oil derivatives	23,367,255	6,859,929	9,462,374
Gain (loss) on oil derivatives	$27,201,567	$(3,404,273)	$(1,902,110)

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	$1,617,988	$5,070,529	$2,279,564
Unrealized gain (loss) on natural gas derivatives	2,839,284	(4,032,173)	2,389,708
Gain (loss) on natural gas derivatives	$4,457,272	$1,038,356	$4,669,272

Gain (loss) on derivative contracts	$31,658,839	$(2,365,917)	$2,767,162
The components of “Cash received (paid) for derivative settlements, net” within the Statements of Cash Flows are as follows for the respective periods:

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Cash received (paid) for oil derivatives	$3,834,312	$(10,264,202)	$(11,364,484)
Cash received (paid) for natural gas derivatives	1,617,988	5,070,529	2,279,564
Cash received (paid) for derivative settlements, net	$5,452,300	$(5,193,673)	$(9,084,920)

The following tables reflect the details of current derivative contracts as of December 31, 2025 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts).

Oil Hedges (WTI)	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027

Swaps:
Hedged volume (Bbl)	608,350	577,101	171,400	529,000	509,500	492,000	432,000	412,963
Weighted average swap price	$67.95	$66.50	$62.26	$65.34	$62.82	$60.45	$61.80	$57.59

Two-way collars:
Hedged volume (Bbl)	—	—	379,685	—	—	—	—	—
Weighted average put price	$—	$—	$60.00	$—	$—	$—	$—	$—
Weighted average call price	$—	$—	$72.50	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027

NYMEX Swaps:
Hedged volume (MMBtu)	448,854	1,165,628	600,016	1,072,305	439,678	423,035	1,079,906	1,046,151
Weighted average swap price	$4.19	$3.82	$4.19	$3.99	$4.02	$4.02	$3.86	$4.02

Two-way collars:
Hedged volume (MMBtu)	456,850	139,000	648,728	128,000	717,000	694,000	—	—
Weighted average put price	$3.50	$3.50	$3.10	$3.50	$3.99	$3.00	$—	$—
Weighted average call price	$5.11	$5.42	$4.24	$5.42	$5.21	$4.32	$—	$—

Gas Hedges (Henry Hub)	Q1 2028	Q2 2028	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029

NYMEX Swaps:
Hedged volume (MMBtu)	1,012,567	984,322	956,865	931,539	908,117	886,933	866,585	846,134
Weighted average swap price	$3.77	$3.77	$3.77	$3.77	$3.67	$3.67	$3.67	$3.67

Gas Hedges (basis differential)	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	—	960,307	636,710	615,547	596,306
Weighted average spread price (1)	$—	$—	$—	$—	$0.72	$0.67	$0.67	$0.67

Waha basis swaps:
Hedged volume (MMBtu)	—	—	—	—	196,372	480,325	464,360	449,846
Weighted average spread price (1)	$—	$—	$—	$—	$0.78	$0.78	$0.78	$0.78

Gas Hedges (basis differential)	Q1 2028	Q2 2028	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	577,163	561,064	545,413	530,977	517,628	505,552	493,953	482,296
Weighted average spread price (1)	$0.60	$0.60	$0.60	$0.60	$0.57	$0.57	$0.57	$0.57

Waha basis swaps:
Hedged volume (MMBtu)	435,403	423,259	411,453	400,562	390,490	381,381	372,632	363,837
Weighted average spread price (1)	$0.68	$0.68	$0.68	$0.68	$0.63	$0.63	$0.63	$0.63

(1) The oil basis swap hedges are calculated as the fixed price (weighted average spread price above) less the difference between WTI Midland and WTI Cushing, in the issue of Argus Americas Crude.
(1) The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.

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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024

Commodity Derivatives - Assets	$—	$10,970,432	$—	$10,970,432
Commodity Derivatives - Liabilities	—	(9,323,292)	—	(9,323,292)

Total	$—	$1,647,140	$—	$1,647,140

As of December 31, 2025

Commodity Derivatives - Assets	$—	$31,207,564	$—	$31,207,564
Commodity Derivatives - Liabilities	—	(3,353,885)	—	(3,353,885)

Total	$—	$27,853,679	$—	$27,853,679
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
The reference rate in the Credit Agreement is the Secured Overnight Financing Rate ("SOFR"). The interest rate on each SOFR Loan will (i) be the adjusted term SOFR for the applicable interest period plus (ii) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage) plus (iii) a 0.10% SOFR adjustment. The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 1.00% per annum, plus (b) a margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowing base usage).
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
As of December 31, 2025, $420 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of December 31, 2025, the Company's unused line of credit was $165.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $420 million and standby letters of credit of $35,000 in total ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 10 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation of the asset retirement obligation for the years ended December 31, 2025, 2024 and 2023 is as follows:

Balance, December 31, 2022	$30,226,306
Liabilities acquired	2,090,777
Liabilities incurred	439,528
Liabilities sold	(5,340,211)
Liabilities settled	(647,828)
Revision of estimate (1)	53,826
Accretion expense	1,425,686
Balance, December 31, 2023	$28,248,084
Liabilities incurred	695,553
Liabilities sold	(3,219,651)
Liabilities settled	(855,561)
Revision of estimate (1)	133,794
Accretion expense	1,380,298
Balance, December 31, 2024	$26,382,517
Liabilities acquired	2,780,280
Liabilities incurred	89,923
Liabilities sold	(65,129)
Liabilities settled	(208,411)
Revision of estimate (1)	(78,480)
Accretion expense	1,490,255
Balance, December 31, 2025	$30,390,955
(1)Several factors are considered in the annual review process, including current estimates for removal cost and estimated remaining useful life of the assets. The revisions recorded during the year ended December 31, 2025 included updated interests for our working interest partners. The revisions recorded during the years ended December 31, 2024 and 2023 were related to shorter estimated useful lives, with regards to planned dates to plug and abandon such assets.
The following table presents the Company's current and non-current asset retirement obligation balances as of the dates specified.

	December 31, 2025	December 31, 2024
Asset retirement obligations, current	$418,526	$517,674
Asset retirement obligations, non-current	29,972,429	25,864,843
Asset retirement obligations	$30,390,955	$26,382,517

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
During February and March 2023, a total of 4,517,427 Common Warrants were exercised, at the exercise price of $0.80 per share. On April 11 and 12, 2023, the Company and certain holders of the common warrants (the “Participating Holders”) entered into a form of Warrant Amendment and Exercise Agreement (the “Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of an aggregate of 14,512,166 common warrants held by such Participating Holders from $0.80 to $0.62 per share (the “Reduced Exercise Price”) in consideration for the immediate exercise of the common warrants held by such Participating Holders in full at the Reduced Exercise Price in cash. The Company received aggregate gross proceeds of $8,997,543 from the exercise of the common warrants by the Participating Holders pursuant to the Exercise Agreement, which was recognized as an equity issuance cost in accordance with ASC 815-40-35-17(a). In the Statement of Stockholders' Equity, the net impact to Stockholders' Equity is $8,687,655, which is net of $309,888 in advisory fees. As of December 31, 2023, a total of 78,200 Common Warrants remained outstanding. No Common Warrants were exercised during 2024, so a total of 78,200 Common Warrants remained outstanding as of December 31, 2024. In October 2025, the remaining 78,200 Common Warrants expired, and as such, no Common Warrants remained outstanding as of December 31, 2025.

NOTE 12 — EMPLOYEE STOCK OPTIONS, RESTRICTED STOCK AWARD PLAN, AND 401(K)
Share-based compensation expense charged against income during the years ended December 31, 2025, 2024, and 2023 was as follows. These amounts are included in General and administrative expense in the Statements of Operations.

	For the years ended December 31,
	2025	2024	2023
Share-based compensation expense from:
Employee stock options	$—	$—	$—
Restricted stock unit grants	4,214,928	3,544,748	4,537,026
Performance stock unit awards	1,921,029	1,961,269	4,296,399
Total share-based compensation	$6,135,957	$5,506,017	$8,833,425
During the year ended December 31, 2025, one former executive officer separated from the Company. As part of the executive officer's separation agreement, the vesting of the officer’s outstanding performance stock units and restricted stock units were accelerated. The impact to share-based compensation expense resulting from this modification was $133,671.

During the year ended December 31, 2024, two former executive officers separated from the Company, with both officers forfeiting their performance stock units. One officer entered into a consulting agreement with the Company which modified his restricted stock unit agreements to continue to vest through March 31, 2025. The other officer forfeited his restricted stock units. The total forfeitures related to these executive officers separating from the Company resulted in a reduction to share-based compensation expense of $1,448,076.
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the shareholders. As of December 31, 2025, there were no shares eligible for grant, either as stock options or as restricted stock, under the 2011 Plan.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. At the 2023 Annual Meeting of Stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 6.0 million. At the 2025 Annual Meeting of Stockholders, the stockholders approved a second amendment to the 2021 Plan to increase the number of shares available under the 2021 Plan by 11.5 million. As of December 31, 2025, there were 11,785,291 shares available for grant under the 2021 Plan.

Employee Stock Options – No stock options were granted in the years ended December 31, 2025, 2024, or 2023. All outstanding stock option awards vest at the rate of 20% each year over five years beginning one year from the date granted and expire ten years from the grant date. A summary of the status of the stock options as of December 31, 2025, 2024, and 2023 and changes during the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025		2024		2023
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	65,500	$10.70	70,500	$10.33	265,500	$4.21
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(14,500)	12.51	(5,000)	5.50	(195,000)	2.00
Exercised	—	—	—	—	—	—

Outstanding at end of year	51,000	$10.18	65,500	$10.70	70,500	$10.33

Exercisable at end of year	51,000	$10.18	65,500	$10.70	70,500	$10.33
As of December 31, 2025, the Company had $0 of unrecognized compensation cost related to stock options. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2025 was $0. The aggregate intrinsic value of options exercisable at December 31, 2025 was $0. The year-end intrinsic values are based on a December 31, 2025 closing stock price of $0.87.
No stock options were exercised during 2025, 2024 or 2023.

The following table summarizes information related to the Company’s stock options outstanding as of December 31, 2025:

	Options Outstanding
Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable
6.42	15,000	0.10	15,000
11.75	36,000	0.67	36,000
$10.18	51,000	0.77	51,000

Restricted Stock Unit Grants – Following is a table reflecting the restricted stock unit grants during 2025, 2024 and 2023:

Grant date	Restricted stock units granted
February 16, 2023	2,270,842
February 13, 2024	2,647,970
April 5, 2024	60,000
July 31, 2024	76,600
December 9, 2024	83,000
February 12, 2025	3,691,373
April 29, 2025	76,177
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
A summary of the status of restricted stock unit grants and changes during the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	3,817,128	$1.70	3,148,226	$2.40	2,623,790	$2.29
Granted	3,767,550	1.30	2,867,570	1.34	2,270,842	2.22
Forfeited or rescinded	(269,876)	1.37	(510,351)	1.61	(66,174)	2.22
Vested	(2,402,692)	1.73	(1,688,317)	2.43	(1,680,232)	1.99
Outstanding at end of year	4,912,110	$1.40	3,817,128	$1.70	3,148,226	$2.40
As of December 31, 2025, the Company had $2,462,658 of unrecognized compensation cost related to restricted stock unit grants that will be recognized over a weighted average period of 1.77 years.
During 2025, 2024, and 2023, 2,402,692, 1,688,317, and 1,680,232 restricted stock units vested, respectively. At the dates of vesting those restricted stock units had an aggregate intrinsic value of $3,047,762, $2,439,773, and $3,203,568, respectively.

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
On February 16, 2023, the Company granted a total of 1,162,162 PSUs to the Company's five executive officers (the "2023 PSU Awards"). The performance period for the 2023 PSU Awards began on January 1, 2023, and ended on December 31, 2025. In July 2024, two of the aforementioned executive officers separated from the Company, forfeiting 270,270 of these PSUs. In September 2025, one of the aforementioned executive officers separated from the Company, and accelerated the vesting of 135,135 of these PSUs. Based on the achievement of the performance goals for the 2023 PSU Awards, a total of 680,665 PSUs vested on December 31, 2025.
On April 30, 2024, the Company granted a total of 1,378,378 PSUs to the Company's five executive officers (the "2024 PSU Awards"). The performance period for the 2024 PSU Awards began on January 1, 2024, and will end on December 31, 2026. In July 2024, two of the aforementioned executive officers separated from the Company, forfeiting 378,378 of these PSUs. In September 2025, one of the aforementioned executive officers separated from the Company, and accelerated the vesting of 189,189 of these PSUs.
On April 29, 2025, the Company granted a total of 1,624,756 PSUs to the Company's six executive officers (the "2025 PSU Awards"). The performance period for the 2025 PSU Awards began on January 1, 2025, and will end on December 31, 2027. In September 2025, one of the aforementioned executive officers separated from the Company, and accelerated the vesting of 225,576 of these PSUs.
A summary of the status of the PSU awards and changes during the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025		2024		2023
	Performance Stock Units	Weighted- Average Grant Date Fair Value	Performance Stock Units	Weighted- Average Grant Date Fair Value	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	1,891,892	$2.47	2,022,378	$3.11	1,720,432	$3.76
Granted	1,624,756	0.93	1,378,378	2.27	1,162,162	2.71
Incremental performance stock units vested	188,962	—	248,742	—	309,808	—
Forfeited, cancelled or rescinded	(265,054)	3.20	(1,186,282)	2.38	—	—
Vested	(1,230,565)	2.13	(571,324)	2.79	(1,170,024)	3.66
Outstanding at end of year	2,209,991	$1.42	1,891,892	$2.47	2,022,378	$3.11
The Company accrues for estimated forfeitures in share-based compensation by an annual factor of 3%. For forfeited awards, in the period of occurrence, the reduction in expense is booked as an incremental reduction to share-based compensation. For non-forfeited awards, in the final period of expense, the incremental remaining expense is recognized.

As of December 31, 2025, the Company had $1,599,139 of unrecognized compensation cost related to the PSU Awards that will be recognized over a weighted average period of 1.53 years.
During 2025, 1,230,565 PSUs vested. At the dates of vesting those PSUs had an aggregate intrinsic value of $1,175,073.
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
The following table presents the matching contributions expense recognized for the Company’s 401(k) plan for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Employer safe harbor match	$509,967	$455,641	$346,268

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Surety Bonds – As of December 31, 2025 and 2024, the Company had $2,275,000 in total surety bonds. A Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 or more wells in the State of Texas in the amount of $250,000 and another RRC required blanket plugging extension bond in the amount of $2,000,000. Both RRC bonds have zero collateral requirements A surety bond in the amount of $25,000 to operate wells in the State of New Mexico was also in place as of December 31, 2025 and 2024; however, that bond will likely be released as the Company no longer operates wells in New Mexico. Total expenses related to the RRC surety bonds were $38,000 and $29,585 for the years ended December 31, 2025 and 2024, respectively. The New Mexico bond is supported by a $25,000 standby letter of credit collateralized by the Credit Facility with the bank.
Standby Letters of Credit – As of December 31, 2025 and 2024, the Company had total standby letters of credit outstanding of $35,000, consisting of a $10,000 standby letter of credit in favor of a federal agency and a $25,000 standby letter of credit issued to support bonding requirements related to the Company's former operations in the State of New Mexico. The Company no longer conducts operations in New Mexico and expects the standby letter of credit related to the New Mexico bonding requirements to be released, subject to regulatory approval. No amounts had been drawn under either standby letter of credit as of December 31, 2025 and 2024, and no liability has been recorded in the accompanying Balance Sheets related to these arrangements.

NOTE 14 — INCOME TAXES
For the years ended December 31, 2025, 2024, and 2023, components of our provision (benefit) for income taxes are as follows.

Provision for (Benefit from) Income Taxes:	2025	2024	2023
Federal deferred tax	$(7,654,389)	$19,096,010	$(901,522)
State current tax	374,982	401,197	72,213
State deferred tax	(173,339)	943,747	954,551
Provision for (Benefit from) Income Taxes	$(7,452,746)	$20,440,954	$125,242
The Company’s overall effective tax rates are calculated as Benefit from (Provision for) Income Taxes divided by Income (Loss) Before Benefit from (Provision for) Income Taxes. The effective tax rates for the years ended December 31, 2025, 2024, and 2023 were as follows.

	For the years ended December 31,
	2025	2024	2023
Effective tax rate (1)	17.7%	23.3%	0.1%
(1) The effective tax rates for the years ended December 31, 2025 and 2024 differ from the U.S. federal statutory rate of 21% primarily due to share-based and executive compensation and state income taxes. The effective tax rate for the year ended December 31, 2023 was impacted by the release of valuation allowance on the Company's federal net deferred tax asset. A tax benefit of $24.2 million was recorded in the year ended December 31, 2023.
The following is a reconciliation of the difference between the effective income tax rate and the U.S. federal statutory rate, for the year ended December 31, 2025.

Rate Reconciliation:	2025
	Amount	Percent
Pre-tax book income (loss)	$(42,183,945)
Tax provision (benefit) computed at the U.S. federal statutory rate	(8,858,628)	21.0%
State and local income tax, net of federal income tax effect (1)	174,193	(0.4)
Nontaxable or nondeductible items:
Share-based compensation and executive compensation disallowance	1,209,928	(2.9)
Meals and entertainment	20,147	0.0
Other	1,614	0.0
Provision for (Benefit from) Income Taxes	$(7,452,746)	17.7%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024, and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the U.S. federal statutory rate.

Rate Reconciliation:	2024	2023
Pre-tax book income (loss) (2)	$87,911,268	$104,917,670
Tax at federal statutory rate	18,461,366	22,032,711
Excess tax benefit from stock option exercises and restricted stock vesting	104,344	478,304
Adjust prior estimates to tax return	69,654	(474,617)
States taxes, net of federal benefit	1,008,096	1,122,782
Valuation allowance	—	(24,182,975)
Non-deductible expenses and other	797,494	1,149,037
Provision for (Benefit from) Income Taxes	$20,440,954	$125,242
(2) Amount in the year ended December 31, 2023 represented pre-tax book income, net of income taxes paid.
The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The net deferred taxes consisted of the following as of December 31, 2025 and 2024.

	2025	2024
Deferred Tax Assets
Net operating loss (NOL) carryforward	$72,880,353	$68,516,720
Share-based compensation	910,213	1,097,273
Asset retirement obligation	6,627,813	5,755,174
§163(j) business interest expense carryforward	19,675,692	18,838,600
Other	1,488,392	1,672,268
Gross Deferred Tax Assets	$101,582,463	$95,880,035
Less: valuation allowance	—	—
Net Deferred Tax Assets	$101,582,463	$95,880,035

Deferred Tax Liabilities
Property and equipment	$(115,663,637)	$(123,318,803)
Fair value of derivative instruments	(6,107,910)	(392,761)
Other	(575,035)	(760,273)
Net Deferred Tax Liabilities	$(122,346,582)	$(124,471,837)

Net Deferred Tax Liability	$(20,764,119)	$(28,591,802)
The following table summarizes income taxes paid (net of refunds received) for the year ended December 31, 2025. All jurisdictions in which income taxes paid (net of refunds received) were equal to or greater than five percent of total income taxes paid (net of refunds received) are included below (if the noted jurisdiction did not meet the five percent threshold for a particular year, the amount for that year is not included below).

Income taxes paid (net of refunds received)	2025
Federal income taxes	$—
State and local income taxes:
Texas	$337,787
Other	9,700
Total state and local income taxes, net of refunds	$347,487
Total income taxes paid, net of refunds received	$347,487

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $96.9 million which, if unused, will begin to expire in 2033 and fully expire in 2037 and an additional $248.2 million that can be carried forward indefinitely.
Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of certain tax attributes, including net operating losses and disallowed interest carryforwards, to offset future taxable income of the Company. In evaluating its need for a valuation allowance against its deferred tax assets, the Company has estimated the amount of tax attributes related to the pre-ownership change period to be available under Section 382 in periods in which it expects deferred tax liabilities to be realized based on currently available information. Based on its current analysis, the Company does not anticipate any material tax attributes to expire unused as result of the Section 382 ownership change; however, the ultimate timing in the amount of tax attributes available in future periods may be different than the Company's current estimate and will be determined in each year as new information becomes available. Changes in expectation in the timing of the availability of the Company's tax attributes could result in adjustments to the valuation allowance in future years as it updates its analysis based on new information.
As of December 31, 2025, we carried a valuation allowance against our federal and state deferred tax assets of $0. We have considered both the positive and negative evidence in determining whether it was more likely than not that some portion or all of our deferred tax assets will be realized. The amount of deferred tax assets considered realizable could, however, be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective positive evidence, including projections for growth. As of June 30, 2023, the Company was no longer in a cumulative loss position. As a result, future forecasted pre-tax book income was considered as positive evidence in assessing the valuation allowance. Based on the change in judgment on the realizability of the related federal deferred tax assets in future years, the Company released $24.2 million of valuation allowance as a benefit during the year ended December 31, 2023. This, coupled with the income tax provision for the year ended December 31, 2025 resulted in an ending federal net deferred tax liability of $16,977,823. Additionally, the Company reported a net state deferred tax liability at December 31, 2025 of $3,786,296 attributable to certain state deferred tax liabilities mainly associated with property and equipment.

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

	For the years ended December 31,
	2025	2024	2023
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$307,178,072	$366,327,414	$361,056,001
Lease operating expenses (2)	(79,353,806)	(78,310,949)	(70,158,227)
Gathering, transportation and processing costs	(585,087)	(506,333)	(457,573)
Ad valorem taxes	(7,906,586)	(8,069,064)	(6,757,841)
Oil and natural gas production taxes	(14,312,232)	(16,116,565)	(18,135,336)
Exploration and Production segment profit	$205,020,361	$263,324,503	$265,547,024
(1) All of the Company's revenues are within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the years ended December 31,
	2025	2024	2023
Lease operating expenses:
Workovers	$12,025,118	$15,150,944	$14,919,560
Other lease operating expenses	$67,328,688	$63,160,005	$55,238,667
Total lease operating expenses	$79,353,806	$78,310,949	$70,158,227

The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's total income (loss) before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's total assets.

	For the year ended December 31, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$307,178,072	$—	$307,178,072
Lease operating expenses	(79,353,806)	—	(79,353,806)
Gathering, transportation and processing costs	(585,087)	—	(585,087)
Ad valorem taxes	(7,906,586)	—	(7,906,586)
Oil and natural gas production taxes	(14,312,232)	—	(14,312,232)
Depreciation, depletion and amortization (3)	—	(96,414,150)	(96,414,150)
Ceiling test impairment (3)	—	(108,825,446)	(108,825,446)
Asset retirement obligation accretion	—	(1,490,255)	(1,490,255)
Operating lease expense	—	(700,362)	(700,362)
General and administrative expense	—	(31,928,576)	(31,928,576)
Interest income	—	290,879	290,879
Interest (expense)	—	(40,430,929)	(40,430,929)
Gain (loss) on derivative contracts	—	31,658,839	31,658,839
Gain (loss) on disposal of assets	—	446,400	446,400
Other income	—	189,294	189,294
Income (Loss) Before Benefit from (Provision for) Income Taxes	$205,020,361	$(247,204,306)	$(42,183,945)

Total Assets (3)	$1,365,252,029	$46,647,220	$1,411,899,249
Capital expenditures	$98,211,527	$—	$98,211,527
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the year ended December 31, 2024
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$366,327,414	$—	$366,327,414
Lease operating expenses	(78,310,949)	—	(78,310,949)
Gathering, transportation and processing costs	(506,333)	—	(506,333)
Ad valorem taxes	(8,069,064)	—	(8,069,064)
Oil and natural gas production taxes	(16,116,565)	—	(16,116,565)
Depreciation, depletion and amortization (3)	—	(98,702,843)	(98,702,843)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(1,380,298)	(1,380,298)
Operating lease expense	—	(700,362)	(700,362)
General and administrative expense	—	(29,640,300)	(29,640,300)
Interest income	—	491,946	491,946
Interest (expense)	—	(43,311,810)	(43,311,810)
Gain (loss) on derivative contracts	—	(2,365,917)	(2,365,917)
Gain (loss) on disposal of assets	—	89,693	89,693
Other income	—	106,656	106,656
Income (Loss) Before Benefit from (Provision for) Income Taxes	$263,324,503	$(175,413,235)	$87,911,268

Total Assets (3)	$1,381,583,504	$26,515,970	$1,408,099,474
Capital expenditures	$151,946,171	$—	$151,946,171
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.

	For the year ended December 31, 2023
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$361,056,001	$—	$361,056,001
Lease operating expenses	(70,158,227)	—	(70,158,227)
Gathering, transportation and processing costs	(457,573)	—	(457,573)
Ad valorem taxes	(6,757,841)	—	(6,757,841)
Oil and natural gas production taxes	(18,135,336)	—	(18,135,336)
Depreciation, depletion and amortization (3)	—	(88,610,291)	(88,610,291)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(1,425,686)	(1,425,686)
Operating lease expense	—	(541,801)	(541,801)
General and administrative expense	—	(29,188,755)	(29,188,755)
Interest income	—	257,155	257,155
Interest (expense)	—	(43,926,732)	(43,926,732)
Gain (loss) on derivative contracts	—	2,767,162	2,767,162
Gain (loss) on disposal of assets	—	(87,128)	(87,128)
Other income	—	198,935	198,935
Income (Loss) Before Benefit from (Provision for) Income Taxes	$265,547,024	$(160,557,141)	$104,989,883

Total Assets (3)	$1,338,584,701	$37,911,691	$1,376,496,392
Capital expenditures	$151,969,735	$—	$151,969,735
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included this expense within the Corporate column of the reconciliation table.
The following table discloses the purchasers from which 10% or more of revenues were derived in the years noted.

	For the years ended December 31,
	2025	2024	2023
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company ("Phillips")	67%	61%	66%
Concord Energy LLC	13%	14%	*
LPC Crude III, LLC	*	13%	*
NGL Crude Partners ("NGL Crude")	*	10%	10%
Enterprise Crude Oil LLC ("Enterprise")	*	*	12%
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%

NOTE 16 — LEGAL MATTERS
The Company is a defendant in a lawsuit in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc., that was filed in July 2021. The plaintiff, EPUS Permian Assets, LLC, claims breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust. The plaintiff is requesting its forfeited deposit of $5,500,000 in connection with a proposed property sale by the Company plus related damages, and attorneys’ fees and costs. The action relates to a proposed property sale by the Company to the plaintiff, which was extended by the Company on several occasions with the plaintiff ultimately failing to perform on the agreement and the Company keeping the deposit. The Company believes that the claims by the plaintiff are entirely without merit and is conducting a vigorous defense and counterclaim. The Company has filed an answer and a counterclaim denying the allegations and asserting affirmative defenses that would bar or substantially limit the plaintiff’s claims, asserting breach of contract and requesting a declaratory judgment and attorneys’ fees and costs. The parties have concluded discovery in the matter and are currently set for trial in the second quarter of 2026.
NOTE 17 — SUBSEQUENT EVENTS
In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated all events subsequent to the balance sheet date of December 31, 2025, through the date these condensed financial statements were issued, March 4, 2026. The Company did not have any material subsequent events to report.

RING ENERGY, INC.
SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES
(Unaudited)
Results of Operations from Oil and Natural Gas Producing Activities – The Company’s results of operations from oil and natural gas producing activities exclude interest expense, gain from change in fair value of derivatives, and other financing expense.

For the years ended December 31,	2025	2024	2023
Oil, natural gas, and natural gas liquids sales	$307,178,072	$366,327,414	$361,056,001
Lease operating expenses	(79,353,806)	(78,310,949)	(70,158,227)
Gathering, transportation and processing costs	(585,087)	(506,333)	(457,573)
Ad valorem taxes	(7,906,586)	(8,069,064)	(6,757,841)
Production taxes	(14,312,232)	(16,116,565)	(18,135,336)
Depreciation, depletion, and amortization	(96,414,150)	(98,702,843)	(88,610,291)
Ceiling test impairment	(108,825,446)	—	—
General and administrative (exclusive of corporate overhead)	(4,162,391)	(3,360,370)	(2,839,401)
Income tax benefit (expense)	774,233	(37,493,250)	(208,917)
Results of Oil and Natural Gas Producing Operations	$(3,607,393)	$123,768,040	$173,888,415
Costs Incurred in Oil and Gas Producing Activities

For the years ended December 31,	2025	2024	2023
Payments to acquire oil and natural gas properties	$84,392,361	$2,210,826	$82,900,900
Payments to explore oil and natural gas properties	—	—	—
Payments to develop oil and natural gas properties	95,207,027	153,945,456	152,559,314
Total costs incurred	$179,599,388	$156,156,282	$235,460,214
Capitalized Costs

As of December 31,	2025	2024	2023
Oil and natural gas properties, full cost method
Proved properties	$1,891,510,431	$1,809,309,848	$1,663,548,249
Unproved properties	—	—	—
Total oil and natural gas properties, full cost method	$1,891,510,431	$1,809,309,848	$1,663,548,249
Accumulated depletion of oil and natural gas properties	(564,169,311)	(469,786,336)	(373,280,583)

Net oil and natural gas properties capitalized	$1,327,341,120	$1,339,523,512	$1,290,267,666

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
The proved reserves estimates shown herein for the years ended December 31, 2025, 2024 and 2023 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
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
The oil prices as of December 31, 2025, 2024 and 2023 are based on the respective 12-month unweighted average of the first of the month prices of the WTI posted prices which equates to $61.82 per barrel, $71.96 per barrel and $74.70 per barrel, respectively. The natural gas prices as of December 31, 2025, 2024 and 2023 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $3.387 per MMBtu, $2.130 per MMBtu and $2.637 per MMBtu, respectively. Prices are adjusted by local field and lease level differentials and are held constant for life of reserves in accordance with SEC guidelines.
Proved reserves are estimated reserves of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and methods.

For the year ended December 31,	2025
	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (Bbl)	Boe(1)
Proved Developed and Undeveloped Reserves
Beginning of year	80,904,071	149,817,162	28,303,085	134,176,684
Purchase of minerals in place	9,915,483	10,067,543	2,373,336	13,966,743
Extensions, discoveries and improved recovery	7,281,553	10,624,783	2,133,786	11,186,136
Sales of minerals in place	—	—	—	—
Production	(4,841,164)	(6,980,958)	(1,387,818)	(7,392,476)
Revisions of previous quantity estimates (2)	(2,939,895)	12,652,046	2,171,955	1,340,734

End of year	90,320,048	176,180,576	33,594,344	153,277,821

Proved Developed at beginning of year	56,106,714	102,538,111	19,426,387	92,622,787
Proved Undeveloped at beginning of year	24,797,357	47,279,051	8,876,698	41,553,897

Proved Developed at end of year	60,108,129	121,424,006	23,453,484	103,798,946
Proved Undeveloped at end of year	30,211,919	54,756,570	10,140,860	49,478,875

(1) Six Mcf is deemed the equivalent of one Boe.
(2) Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history, a rule that undeveloped reserves must be drilled within five years of originally being booked, and/or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
Notable changes in proved reserves for the year ended December 31, 2025 included the following:
•Extensions. In 2025, extensions of 11.2 MMBoe were primarily the result of 41 newly added PUDs in addition to an active leasing program. Also impacting extensions were three successfully drilled wells in the Northwest Shelf and Central Basin Platform.
•Purchase of minerals in place. In 2025, the Company completed the acquisition of Lime Rock oil and gas leases and related property within Andrews County, as well as a few other minor acquisitions, that resulted in 14.0 MMBoe of additional reserves.
•Sales of minerals in place. In 2025, the Company did not sell any reserves.
•Revision of previous quantity estimates. In 2025, the positive revisions of prior reserves of 1.3 MMBoe consisted of a positive 7.2 MMBoe related to changes in performance and other economic factors, offset by a negative 5.9 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials).

For the year ended December 31,	2024
	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (Bbl)	Boe(1)
Proved Developed and Undeveloped Reserves
Beginning of year	82,141,277	146,396,322	23,218,564	129,759,229
Purchase of minerals in place	—	—	—	—
Extensions, discoveries and improved recovery	11,495,236	10,630,769	2,738,451	16,005,482
Sales of minerals in place	(1,140,568)	(56,020)	(16,361)	(1,166,266)
Production	(4,861,628)	(6,423,674)	(1,258,814)	(7,191,054)
Revisions of previous quantity estimates (2)	(6,730,246)	(730,235)	3,621,245	(3,230,707)

End of year	80,904,071	149,817,162	28,303,085	134,176,684

Proved Developed at beginning of year	56,029,039	99,896,022	15,449,907	88,128,284
Proved Undeveloped at beginning of year	26,112,238	46,500,300	7,768,657	41,630,945

Proved Developed at end of year	56,106,714	102,538,111	19,426,387	92,622,787
Proved Undeveloped at end of year	24,797,357	47,279,051	8,876,698	41,553,897

(1) Six Mcf is deemed the equivalent of one Boe.
(2) Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history, a rule that undeveloped reserves must be drilled within five years of originally being booked, and/or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
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
•Revision of previous quantity estimates. In 2024, the negative revisions of prior reserves of 3.2 MMBoe consisted of a positive 0.2 MMBoe related to changes in price (including differentials and gathering related contract change that effects differentials), offset by a negative 3.4 MMBoe related to changes in performance and other economic factors.

For the year ended December 31,	2023
	Oil (Bbl)	Gas (Mcf)	Natural Gas Liquids (Bbl)	Boe(1)
Proved Developed and Undeveloped Reserves
Beginning of year	88,704,743	157,870,449	23,105,658	138,122,143
Purchase of minerals in place	6,543,640	3,372,965	1,089,382	8,195,183
Extensions, discoveries and improved recovery	3,098,845	4,113,480	1,014,343	4,798,768
Sales of minerals in place	(4,897,921)	(2,674,955)	(392,953)	(5,736,700)
Production	(4,579,942)	(6,339,158)	(976,852)	(6,613,320)
Revisions of previous quantity estimates (2)	(6,728,088)	(9,946,459)	(621,014)	(9,006,845)

End of year	82,141,277	146,396,322	23,218,564	129,759,229

Proved Developed at beginning of year	57,012,137	106,399,050	15,332,804	90,078,116
Proved Undeveloped at beginning of year	31,692,606	51,471,399	7,772,854	48,044,027

Proved Developed at end of year	56,029,039	99,896,022	15,449,907	88,128,284
Proved Undeveloped at end of year	26,112,238	46,500,300	7,768,657	41,630,945

(1) Six Mcf is deemed the equivalent of one Boe.
(2) Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history, a rule that undeveloped reserves must be drilled within five years of originally being booked, and/or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
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
•Revision of previous quantity estimates. In 2023, the negative revisions of prior reserves of 9.0 MMBoe consisted of 5.3 MMBoe (59%) related to changes in price and 3.7 MMBoe (41%) related to changes in performance and other economic factors.

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
Standardized Measure of Discounted Future Net Cash Flows

As of December 31,	2025	2024	2023
Future cash inflows	$5,976,599,552	$6,165,487,616	$6,622,410,752
Future production costs	(2,473,482,048)	(2,432,555,200)	(2,413,303,488)
Future development costs (1)	(573,423,296)	(536,825,664)	(562,063,424)
Future income taxes	(402,808,797)	(465,768,645)	(548,664,988)
Future net cash flows	2,526,885,411	2,730,338,107	3,098,378,852
10% annual discount for estimated timing of cash flows	(1,403,392,079)	(1,497,401,764)	(1,699,193,661)

Standardized Measure of Discounted Future Net Cash Flows	$1,123,493,332	$1,232,936,343	$1,399,185,191
(1) Future development costs include not only development costs but also future asset retirement costs.
The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2025:
Changes in Standardized Measure of Discounted Future Net Cash Flows

	2025	2024	2023
Beginning of the year	$1,232,936,343	$1,399,185,191	$2,272,113,518
Purchase of minerals in place	174,287,315	—	141,738,066
Extensions, discoveries and improved recovery	98,831,276	226,741,618	57,607,609
Development costs incurred during the year	28,098,777	71,665,321	70,697,664
Sales of oil and gas produced, net of production costs	(205,605,448)	(263,830,836)	(266,004,598)
Sales of minerals in place	—	(10,230,951)	(59,600,128)
Accretion of discount	146,282,714	164,703,142	277,365,650
Net changes in price and production costs	(372,012,158)	(285,618,955)	(1,181,594,019)
Net change in estimated future development costs	28,456,200	6,732,428	37,865,811
Revisions of previous quantity estimates	17,046,040	(50,292,499)	(187,443,783)
Changes in estimated timing of cash flows	(60,003,723)	(44,073,556)	(17,257,348)
Net change in income taxes	35,175,996	17,955,440	253,696,749

End of the Year	$1,123,493,332	$1,232,936,343	$1,399,185,191