Form 10-Q
period 2026-03-31
RING ENERGY, INC.
filed 2026-05-06
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had outstanding 209,409,180 shares of common stock ($0.001 par value).

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
•social unrest, political instability, or armed conflict in major oil and natural gas producing regions outside the United States, including evolving geopolitical and military hostilities in the Middle East (including the recent conflict between the United States and Iran), Russia, and Ukraine and acts of terrorism or sabotage;
•the short and long-term potential impact to us of worsening trade relations and related economic disruptions including, but not limited to, inflation, energy price volatility, tariffs, trade wars, and supply chain disruptions;
•our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities;
•possible adverse results from litigation and the use of financial resources to defend ourselves; and
•the other factors discussed in Part I, Item 1A-- “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
The following (a) condensed balance sheet as of December 31, 2025 which has been derived from our audited financial statements, and (b) the unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures by accounting principles generally accepted in the United States ("GAAP") and normally included in Annual Reports on Form 10-K have been omitted. Although management believes that our disclosures are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in its most recent Annual Report on Form 10-K.

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,040,636	$902,913
Accounts receivable	45,731,039	30,938,908
Joint interest billing receivables, net	901,472	1,623,991
Derivative assets	4,016,834	21,468,134
Inventory	6,148,963	5,312,715
Prepaid expenses and other assets	1,426,496	1,822,751
Total Current Assets	59,265,440	62,069,412
Properties and Equipment
Oil and natural gas properties, full cost method	1,761,765,033	1,891,510,431
Financing lease asset subject to depreciation	3,676,412	3,633,586
Fixed assets subject to depreciation	3,504,788	3,504,788
Total Properties and Equipment	1,768,946,233	1,898,648,805
Accumulated depreciation, depletion and amortization	(590,499,944)	(569,180,901)
Net Properties and Equipment	1,178,446,289	1,329,467,904
Operating lease asset	1,125,245	1,285,159
Derivative assets	7,199,724	9,739,430
Deferred financing costs	8,678,656	9,337,344
Total Assets	$1,254,715,354	$1,411,899,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$102,616,433	$90,258,731
Income tax liability	535,318	356,436
Financing lease liability	686,697	730,564
Operating lease liability	539,464	586,614
Derivative liabilities	43,082,871	841,193
Notes payable	—	505,752
Asset retirement obligations	397,413	418,526
Total Current Liabilities	147,858,196	93,697,816

Non-current Liabilities
Deferred income taxes	10,214,701	22,298,701
Revolving line of credit	426,000,000	420,000,000
Financing lease liability, less current portion	487,110	593,146
Operating lease liability, less current portion	695,226	819,223
Derivative liabilities	17,234,923	2,512,692
Asset retirement obligations	30,247,250	29,972,429
Total Liabilities	632,737,406	569,894,007
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 209,395,110 shares and 207,656,929 shares issued and outstanding, respectively	209,395	207,657
Additional paid-in capital	813,340,036	812,777,586
Retained earnings (Accumulated deficit)	(191,571,483)	29,019,999
Total Stockholders’ Equity	621,977,948	842,005,242
Total Liabilities and Stockholders' Equity	$1,254,715,354	$1,411,899,249
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Oil, Natural Gas, and Natural Gas Liquids Revenues	$73,671,664	$79,091,207

Costs and Operating Expenses
Lease operating expenses	18,122,344	19,677,552
Gathering, transportation and processing costs	117,049	203,612
Ad valorem taxes	2,202,537	1,532,108
Oil and natural gas production taxes	3,553,891	3,584,455
Depreciation, depletion and amortization	21,405,948	22,615,983
Ceiling test impairment	162,086,257	—
Asset retirement obligation accretion	395,496	326,549
Operating lease expense	175,091	175,091
General and administrative expense	7,438,778	8,619,976
Total Costs and Operating Expenses	215,497,391	56,735,326

Income (Loss) from Operations	(141,825,727)	22,355,881

Other Income (Expense)
Interest income	70,529	90,058
Interest (expense)	(8,599,609)	(9,498,786)
Gain (loss) on derivative contracts	(82,230,925)	(928,790)
Gain (loss) on disposal of assets	—	124,610
Other income	5,837	8,942
Net Other Income (Expense)	(90,754,168)	(10,203,966)

Income (Loss) Before Benefit from (Provision for) Income Taxes	(232,579,895)	12,151,915

Benefit from (Provision for) Income Taxes	11,988,413	(3,041,177)

Net Income (Loss)	$(220,591,482)	$9,110,738

Basic Earnings (Loss) per Share	$(1.06)	$0.05
Diluted Earnings (Loss) per Share	$(1.06)	$0.05
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Three Months Ended March 31, 2026	Shares	Amount
Balance, December 31, 2025	207,656,929	$207,657	$812,777,586	$29,019,999	$842,005,242
Restricted stock vested	2,400,525	2,401	(2,401)	—	—
Shares to cover tax withholdings for restricted stock vested	(662,344)	(663)	663	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(960,620)	—	(960,620)
Share-based compensation	—	—	1,524,808	—	1,524,808
Net loss	—	—	—	(220,591,482)	(220,591,482)
Balance, March 31, 2026	209,395,110	$209,395	$813,340,036	$(191,571,483)	$621,977,948

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$63,751,198	$864,369,478
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$72,861,936	$881,695,554
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities
Net income (loss)	$(220,591,482)	$9,110,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	21,405,948	22,615,983
Ceiling test impairment	162,086,257	—
Asset retirement obligation accretion	395,496	326,549
Amortization of deferred financing costs	694,148	1,238,493
Share-based compensation	1,524,808	1,690,958
Credit loss expense	—	17,917
(Gain) loss on disposal of assets	—	(124,610)
Deferred income tax expense (benefit)	(12,242,582)	2,805,346
Excess tax expense (benefit) related to share-based compensation	158,582	99,437
(Gain) loss on derivative contracts	82,230,925	928,790
Cash received (paid) for derivative settlements, net	(5,276,011)	(553,594)
Changes in operating assets and liabilities:
Accounts receivable	(14,069,612)	(564,158)
Inventory	(836,248)	747,064
Prepaid expenses and other assets	396,255	624,812
Accounts payable	10,221,636	(10,385,137)
Settlement of asset retirement obligation	(203,419)	(207,580)
Net Cash Provided by Operating Activities	25,894,701	28,371,008
Cash Flows From Investing Activities
Payments for the Lime Rock Acquisition	—	(70,859,769)
Payments to purchase oil and natural gas properties	(2,781,731)	(647,106)
Payments to develop oil and natural gas properties	(32,506,820)	(31,083,507)
Payments to acquire or improve fixed assets subject to depreciation	—	(34,275)
Proceeds from sale of fixed assets subject to depreciation	—	17,360
Proceeds from divestiture of oil and natural gas properties	4,266,479	—
Net Cash Used in Investing Activities	(31,022,072)	(102,607,297)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	48,000,000	114,000,000
Payments on revolving line of credit	(42,000,000)	(39,000,000)
Payments for taxes withheld on vested restricted shares, net	(965)	(896,431)
Payments on notes payable	(505,752)	(496,397)
Payment of deferred financing costs	(35,460)	—
Reduction of financing lease liabilities	(192,729)	(136,427)
Net Cash Provided by (Used in) Financing Activities	5,265,094	73,470,745
Net Increase (Decrease) in Cash	137,723	(765,544)
Cash at Beginning of Period	902,913	1,866,395
Cash at End of Period	$1,040,636	$1,100,851

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental Cash Flow Information
Cash paid for interest	$8,299,421	$8,356,963
Cash paid (refunded) for income taxes	(83,295)	(72,213)

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$17,418	$16,867
Asset retirement obligation acquired	—	2,587,179
Asset retirement obligation revision of estimate	8,943	—
Asset retirement obligation sold	(51,635)	—
Financing lease assets obtained in exchange for new financing lease liability, net (1)	42,826	269,498
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	1,344,061	714,648

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$—	$63,599,939
Escrow deposit released at closing	—	5,000,000
Direct transaction costs	—	2,294,105
Cash paid for fixed assets acquired	—	(34,275)
Payments for the Lime Rock Acquisition	$—	$70,859,769
Investing Activities - Noncash
Assumption of suspense liability	$—	$561,977
Assumption of asset retirement obligation	—	2,587,179
Deferred cash payment at fair value	—	9,415,066
Financing Activities - Noncash
Common stock issued for acquisition	$—	$7,420,811
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $— of finance lease asset terminations for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company had $37,381 in finance lease asset terminations.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

These unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information, and, accordingly, do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
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
Correction of an Immaterial Error – In connection with the preparation of our condensed financial statements for the three months ended March 31, 2026, we identified an immaterial error that existed in our previously issued financial statements. We determined that certain revenues held in suspense deriving from operations during the annual and interim periods for fiscal years 2017 through 2025 were done so in error, and as such the Company made corrections to the prior period financial statements resulting in a decrease to Accounts payable of $7.3 million as of December 31, 2025, an increase to Retained earnings (Accumulated deficit) of $5.7 million as of December 31, 2024 and 2025, and an increase to Deferred income taxes of $1.5 million as of December 31, 2025. This error is a result of the incorrect initial assignment of ownership interests for other interest owners without consideration of recovery of capital and normal operating costs by Ring. We evaluated the materiality of this error and quantified the effect of prior period misstatements on financial statements and have determined that the impact of this error on our prior period financial statements is immaterial. We have revised the prior period amounts to correct this immaterial error.
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
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The Company’s unaudited condensed financial statements are based on a number of significant estimates, including estimates of oil and natural gas reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties. Reserve estimates, by their nature, are inherently imprecise. Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the Company’s future results of operations.
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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $790,636 and $652,913 as of March 31, 2026 and December 31, 2025, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. During the three months ended March 31, 2026, sales to three purchasers represented 69%, 14% and 12%, respectively, of total oil, natural gas, and natural gas liquids sales. As of March 31, 2026, receivables outstanding from these three purchasers represented 68%, 14% and 9%, respectively, of accounts receivable.
The following table reflects the Company's beginning and ending balances of its accounts receivables from purchasers of its oil and gas for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance of accounts receivable from purchasers of oil and gas	$29,591,571	$33,774,968
Ending balance of accounts receivable from purchasers of oil and gas	43,249,561	35,111,264
Joint interest billing receivables, net – The Company also has joint interest billing receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Credit loss expense	$—	$17,917
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Joint interest billing receivables	$1,102,234	$1,824,753
Allowance for credit losses	(200,762)	(200,762)
Joint interest billing receivables, net	$901,472	$1,623,991
For receivables, the Company's estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and other available information. The Company has elected the practical expedient to assume that the current conditions as of the balance sheet date do not change for the remaining life of the receivables.
Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of March 31, 2026 or December 31, 2025.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Depletion	$21,125,376	$22,254,576
Depletion rate, per barrel-of-oil-equivalent (Boe)	$12.13	$13.44
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
Due to the lower oil prices impacting the present value of estimated future net revenues, during the three months ended March 31, 2026, the Company recorded impairments on oil and natural gas properties as a result of the ceiling test of $162,086,257. No such impairments were recorded during the three months ended March 31, 2025.
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
Depreciation of buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
UAV	3 years
The following table provides information on the Company's depreciation expense for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Depreciation	$87,135	$96,620
During the three months ended March 31, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of owned vehicles, as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Sale of owned vehicles	$—	$(6,974)
Sale of leased vehicles	—	131,584
Gain (loss) on disposal of assets	$—	$124,610
Notes Payable – In May 2025, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,648,539. The APR for this note was 7.75%.
As of March 31, 2026 and December 31, 2025, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $0 and $505,752, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted average notes payable balance	$307,885	$302,200
Weighted average interest rate on weighted average notes payable	8.51%	8.63%
The following table shows interest paid related to notes payable for the three months ended March 31, 2026 and 2025. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest paid for notes payable	$6,547	$6,521
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

In assessing the Company’s deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. During the three months ended March 31, 2026, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. As of March 31, 2026, the Company is in a three year cumulative loss position mainly driven by the book impairment recognized in the first quarter of 2026. As a result, future forecasted pre-tax book income was not considered in assessing the valuation allowance. We also consider the reversal of deferred tax liabilities and available tax planning strategies. Based on our evaluation of the realizability of the related federal deferred tax assets in the current year, the Company recorded $25 million of valuation allowance as part of the estimated annual effective tax rate in the first three months ended March 31, 2026. As of December 31, 2025, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, which, among other items, allows for 100% bonus depreciation on a permanent basis for certain property acquired after January 19, 2025. Further, the OBBBA basis for Section 163(j) of the Internal Revenue Code of 1986, as amended (the "Code"), net interest expense deduction is based on EBITDA (earnings before interest, taxes, depreciation and amortization) rather than EBIT (earnings before interest and taxes) for taxable years beginning after December 31, 2024, and any disallowed interest expense can be carried forward indefinitely. We have incorporated these changes into our income tax provision for the three and nine months ended September 30, 2025.
The Company recorded the following federal and state income tax benefits (provisions) for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Deferred federal income tax benefit (provision)	$10,702,538	$(2,816,078)
Current state income tax provision	(95,587)	(136,393)
Deferred state income tax benefit (provision)	1,381,462	(88,706)
Benefit from (Provision for) Income Taxes	$11,988,413	$(3,041,177)

Effective tax rate (1)	5.15%	25.03%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income (Loss) Before Benefit from (Provision for) Income Taxes. The effective tax rate for the three months ended March 31, 2026 was lower than the federal statutory corporate tax rate, primarily impacted by the recording of a valuation allowance on its federal net deferred tax assets. A tax expense of $25 million was recorded as part of the estimated annual effective tax rate in the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2025 were higher than the federal statutory corporate tax rate, primarily impacted by the state income taxes.
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
Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares.
Share-Based Employee Compensation – The Company has outstanding stock option grants, restricted stock unit awards, and performance stock unit awards to directors, officers and employees, which are described more fully below in "NOTE 11 — SHARE-BASED COMPENSATION". The Company recognizes the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the related compensation expense over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Share-based compensation	$1,524,808	$1,690,958
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
When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Refer to "NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS" for additional information.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets," that provides for a practical expedient for estimating expected credit losses which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 effective January 1, 2026, electing the practical expedient for its accounts receivable to assume that the current conditions as of the balance sheet date do not change for the remaining life of the asset.
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
Natural gas and NGL sales – Under the majority of the Company’s natural gas sales processing contracts, the Company delivers unprocessed natural gas to midstream processing entities at the wellhead, and the midstream processing entities obtain control of the natural gas and NGLs at the wellhead. The midstream processing entities gather and process the natural gas and NGLs and remit proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchasers at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.
The Company has only one immaterial agreement with a natural gas processing entity in place where the point of control does not pass at the wellhead. Under this agreement, the point of control of the gas dictates that the associated fees are recorded as an expense.
Disaggregation of revenue – The following table presents revenues disaggregated by product for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$76,205,014	$76,505,050
Natural gas (1)	(4,296,088)	(302,727)
Natural gas liquids	1,762,738	2,888,884
Total oil, natural gas, and natural gas liquids revenues	$73,671,664	$79,091,207
(1) In the three months ended March 31, 2026 and 2025, the Company experienced a net negative total gas revenue, due to a lower gross realized sales prices per Mcf compared with the plant fees per Mcf.

NOTE 3 — LEASES
The Company has operating leases for its offices in Midland, Texas and The Woodlands, Texas. The Midland office is currently under a five-year lease, effective October 1, 2022. The Woodlands office is currently under a 71-month (five years and 11-month) lease, effective May 9, 2023. The future payments for these office spaces are reflected in the future lease payments schedule below.
The Company has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02 (i.e. to not capitalize). The office equipment and compressors are not subject to ASU 2016-02 based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases are reflected in the short-term lease costs within Lease operating expenses, shown below.
The Company has financing leases for vehicles. These leases have an initial term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term, and the proceeds are settled in cash or applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of March 31, 2026 are as follows:

	2026	2027	2028	2029	2030	Other Future Years	Total
Operating lease payments	$450,325	$460,497	$250,606	$149,628	$—	$—	$1,311,056
Financing lease payments	600,452	481,866	175,360	2,664	—	—	1,260,342
The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of the dates indicated.

	As of
	March 31, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	2.58	2.71
Weighted average discount rate	4.50%	4.50%

Finance leases
Weighted average remaining lease term (in years)	1.90	1.99
Weighted average discount rate	7.50%	7.50%

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	March 31, 2026	December 31, 2025
Operating lease liability, current portion	$539,464	$586,614
Operating lease liability, non-current portion	695,226	819,223
Operating lease liability, total	$1,234,690	$1,405,837
Total undiscounted future cash flows (sum of future operating lease payments)	1,311,056	1,497,380
Imputed interest	76,366	91,543
Undiscounted future cash flows less imputed interest	$1,234,690	$1,405,837

Financing lease liability, current portion	$686,697	$730,564
Financing lease liability, non-current portion	487,110	593,146
Financing lease liability, total	$1,173,807	$1,323,710
Total undiscounted future cash flows (sum of future financing lease payments)	1,260,342	1,428,999
Imputed interest	86,535	105,289
Undiscounted future cash flows less imputed interest	$1,173,807	$1,323,710
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease costs	$175,091	$175,091
Short-term lease costs (1)	843,387	1,152,304
Financing lease costs:
Amortization of financing lease assets (2)	193,437	264,787
Interest on financing lease liabilities (3)	23,886	28,741
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
During the three months ended March 31, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of leased vehicles, as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Sale of owned vehicles	$—	$(6,974)
Sale of leased vehicles	—	131,584
Gain (loss) on disposal of assets	$—	$124,610

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025. For all dilutive securities, the treasury stock method of calculating the incremental shares was applied.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss)	$(220,591,482)	$9,110,738
Basic Weighted-Average Shares Outstanding	208,558,546	199,314,182
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	1,509,099
Performance stock units	—	219,236
Common warrants	—	30,077
Diluted Weighted-Average Shares Outstanding	208,558,546	201,072,594
Basic Earnings (Loss) per Share	$(1.06)	$0.05
Diluted Earnings (Loss) per Share	$(1.06)	$0.05
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025, as their effect would have been anti-dilutive.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Anti-dilutive securities:
Stock options to purchase common stock	51,000	65,500
Unvested restricted stock units	6,319,541	76,600
Unvested performance stock units	2,209,991	1,000,000

NOTE 5 — ACQUISITIONS AND DIVESTITURES

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

Non-Operated Interest Sale
On January 30, 2026, the Company completed the sale of certain non-operated interests in Yoakum County, Texas and Lea County, New Mexico. The purchase price was $4.5 million, and cash consideration received was approximately $4.3 million. The sale had an effective date of January 1, 2026.
Yoakum County Acquisition
On February 11, 2026, the Company completed the acquisition of a working interest partner's interest in existing horizontal wells in Yoakum County, Texas. The acquisition also included interest attributable to five one-mile horizontal wells drilled and completed in the Northwest Shelf in the first quarter of 2026. Cash consideration paid was approximately $2.0 million. The acquisition had an effective date of January 1, 2026.

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
From time to time, the Company enters into derivative contracts to protect the Company’s cash flow from price fluctuation and maintain its capital programs. The Company has historically used costless collars, deferred premium puts, or swaps for this purpose. Oil derivative contracts are based on West Texas Intermediate ("WTI") crude oil prices and natural gas contracts are based on the Henry Hub. A “costless collar” is the combination of two options, a put option (floor) and call option (ceiling) with the options structured so that the premium paid for the put option will be offset by the premium received from selling the call option. Similar to costless collars, there is no cost to enter into the swap contracts. A deferred premium put contract has the premium established upon entering the contract, and due upon settlement of the contract.
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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	March 31, 2026	December 31, 2025
Commodity derivative instruments, marked to market:

Derivatives assets, current	$4,016,834	$21,468,134

Derivative assets, noncurrent	$7,199,724	$9,739,430

Derivative liabilities, current	$43,082,871	$841,193

Derivative liabilities, noncurrent	$17,234,923	$2,512,692
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Oil derivatives:
Realized gain (loss) on oil derivatives	$(6,058,656)	$(640,267)
Unrealized gain (loss) on oil derivatives	(79,793,070)	2,341,425
Gain (loss) on oil derivatives	$(85,851,726)	$1,701,158

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	$782,645	$86,673
Unrealized gain (loss) on natural gas derivatives	2,838,156	(2,716,621)
Gain (loss) on natural gas derivatives	$3,620,801	$(2,629,948)

Gain (loss) on derivative contracts	$(82,230,925)	$(928,790)
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(6,058,656)	$(640,267)
Cash received (paid) for natural gas derivatives	782,645	86,673
Cash received (paid) for derivative settlements, net	$(5,276,011)	$(553,594)
The following tables reflect the details of current derivative contracts as of March 31, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts).

Oil Hedges (WTI)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

Swaps:
Hedged volume (Bbl)	622,601	263,400	529,000	509,500	492,000	432,000	412,963	—
Weighted average swap price	$66.43	$61.77	$65.34	$62.82	$60.45	$61.80	$57.59	$—

Two-way collars:
Hedged volume (Bbl)	273,000	563,685	—	—	—	—	—	400,080
Weighted average put price	$55.00	$60.82	$—	$—	$—	$—	$—	$55.45
Weighted average call price	$65.65	$76.19	$—	$—	$—	$—	$—	$65.45

Swaps: WTI NYMEX Rolls
Hedged volume (BBL)	819,000	—	—	—	—	—	—	—
Weighted average swap price	$5.30	$—	$—	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

NYMEX Swaps:
Hedged volume (MMBtu)	1,165,628	600,016	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567
Weighted average swap price	$3.82	$4.19	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77

Two-way collars:
Hedged volume (MMBtu)	139,000	648,728	128,000	717,000	694,000	—	—	—
Weighted average put price	$3.50	$3.10	$3.50	$3.99	$3.00	$—	$—	$—
Weighted average call price	$5.42	$4.24	$5.42	$5.21	$4.32	$—	$—	$—

Gas Hedges (Henry Hub)	Q2 2028	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029

NYMEX Swaps:
Hedged volume (MMBtu)	984,322	956,865	931,539	908,117	886,933	866,585	846,134
Weighted average swap price	$3.77	$3.77	$3.77	$3.67	$3.67	$3.67	$3.67

Gas Hedges (basis differential)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

Waha basis swaps:
Hedged volume (MMBtu)	—	—	—	196,372	480,325	464,360	449,846	435,403
Weighted average spread price (1)	$—	$—	$—	$0.78	$0.78	$0.78	$0.78	$0.68

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	960,307	636,710	615,547	596,306	577,163
Weighted average spread price (1)	$—	$—	$—	$0.72	$0.67	$0.67	$0.67	$0.60
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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025

Commodity Derivatives - Assets	$—	$31,207,564	$—	$31,207,564
Commodity Derivatives - Liabilities	$—	$(3,353,885)	$—	$(3,353,885)

Total	$—	$27,853,679	$—	$27,853,679

As of March 31, 2026

Commodity Derivatives - Assets	$—	$11,216,558	$—	$11,216,558
Commodity Derivatives - Liabilities	$—	$(60,317,794)	$—	$(60,317,794)

Total	$—	$(49,101,236)	$—	$(49,101,236)
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
The reference rate in the Credit Agreement with respect to determination of the interest rate is the Secured Overnight Financing Rate ("SOFR"). The interest rate on each SOFR Loan will be (i) the adjusted term SOFR for the applicable interest period plus (ii) a margin between 2.75% and 3.75% (depending on the then-current level of borrowing base usage) plus (iii) a 0.10% SOFR adjustment. The annual interest rate on each base rate loan is (a) the greatest of (i) the Administrative Agent’s prime lending rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5% per annum, (iii) the adjusted term SOFR determined on a daily basis for an interest period of one month, plus 1.00% per annum and (iv) 1.00% per annum, plus (b) a margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowing base usage).
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
As of March 31, 2026, $426 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of March 31, 2026, the Company's unused line of credit was approximately $159.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $426 million and standby letters of credit of $35,000 in total ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the three months ended March 31, 2026 is as follows:

Balance, December 31, 2025	$30,390,955
Liabilities acquired	—
Liabilities incurred	17,418
Liabilities sold	(51,635)
Liabilities settled	(116,514)
Revision of estimate (1)	8,943
Accretion expense	395,496
Balance, March 31, 2026	$30,644,663
(1) The revisions recorded during the three months ended March 31, 2026 consisted of additional acquired working interests in three gross wells.
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	March 31, 2026	December 31, 2025
Asset retirement obligations, current	$397,413	$418,526
Asset retirement obligations, non-current	30,247,250	29,972,429
Asset retirement obligations	$30,644,663	$30,390,955
NOTE 10 — COMMON WARRANTS
During the year ended December 31, 2024 and through October 2025, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant. All of the common warrants expired in October 2025. During the three months ended March 31, 2025, no common warrants were exercised.

Common Warrants	Exercise Price	Proceeds Received

NOTE 11 — SHARE-BASED COMPENSATION
Share-based compensation expense charged against income for share-based awards during the three months ended March 31, 2026 and 2025 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended
	March 31, 2026	March 31, 2025
Share-based compensation expense from:
Employee stock options	$—	$—
Restricted stock unit grants	1,284,783	1,247,329
Performance stock unit awards	240,025	443,629
Total share-based compensation	$1,524,808	$1,690,958
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. As of March 31, 2026, there were no shares available for grant under the 2011 Plan.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. As of March 31, 2026, there were 6,425,661 shares available for grant under the 2021 Plan.
In connection with the hiring of the Company’s Executive Vice President and Chief Financial Officer in February 2026, the Board approved inducement awards to the executive officer which are comprised of 317,460 (the “Inducement RSUs”) restricted stock units (“RSUs”) and 476,190 performance stock units (“PSUs”) (for which up to 952,380 shares may be earned) (the “Inducement PSUs”). The Inducement RSUs will vest in three equal annual installments beginning on March 5, 2027, subject to continued service through the applicable vesting date. The Inducement PSUs will have a performance period of January 1, 2026 to December 31, 2028, subject to performance goals and continued service through December 31, 2028. The Inducement PSUs will vest as to fifty percent of the Inducement PSUs by the Company’s total shareholder return in relation to its peer group and fifty percent will vest based on the Company’s annual cash return on capital employed meeting certain hurdles. These inducement awards were granted outside of the 2021 Plan; however, they have terms and conditions consistent with those set forth under the 2021 Plan and generally vest under the same respective vesting schedules as RSU and PSU awards granted under the 2021 Plan. The Inducement RSUs are included in the RSU award table below. The Inducement PSUs are expected to be formally granted in April 2026.

Employee Stock Options
A summary of the status of the stock options as of March 31, 2026 and 2025 and changes during the respective three month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years

Outstanding, December 31, 2025	51,000	$10.18
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2026	51,000	$10.18	0.52 years	$—
Exercisable, March 31, 2026	51,000	$10.18	0.52 years
The intrinsic values were calculated using the closing price on March 31, 2026 of $1.53 and the closing price on March 31, 2025 of $1.15. As of March 31, 2026, the Company had $0 of unrecognized compensation cost related to stock options.
Restricted Stock Units
A summary of the RSUs outstanding as of March 31, 2026 and 2025, respectively, and changes during the respective three month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42

Outstanding, December 31, 2025	4,912,110	$1.40
Granted	5,716,485	1.28
Forfeited or rescinded	(39,395)	1.29
Vested	(2,400,525)	1.46
Outstanding, March 31, 2026	8,188,675	$1.29
As of March 31, 2026, the Company had $8,421,909 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 2.47 years. Grant activity for the three months ended March 31, 2026 was primarily RSU grants for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the PSUs outstanding as of March 31, 2026 and 2025, respectively, along with changes during the respective three month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47

Outstanding, December 31, 2025	2,209,991	$1.42
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2026	2,209,991	$1.42
As of March 31, 2026, the Company had $1,359,113 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 1.31 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Surety Bonds – As of March 31, 2026, the Company had $2,374,740 in total surety bonds. As of December 31, 2025, the Company had $2,275,000 in total surety bonds. A Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 or more wells or more in the State of Texas in the amount of $250,000 and another RRC required blanket plugging extension bond in the amount of $2,000,000. Both RRC bonds have zero collateral requirements. A surety bond in the amount of $25,000 to operate wells in the State of New Mexico was also in place as of March 31, 2026 and December 31, 2025; however, that bond will likely be released as the Company no longer operates wells in New Mexico. In February 2026, the Company added an RRC required bond in the amount of $99,740 covering a produced water recycling pit. Total expenses related to the surety bonds were $11,250 and $7,500 for the three months ended March 31, 2026 and 2025, respectively. The New Mexico bond is supported by a $25,000 standby letter of credit collateralized by the Credit Facility.
Standby Letters of Credit – As of March 31, 2026 and December 31, 2025, the Company had total standby letters of credit outstanding of $35,000, consisting of a $10,000 standby letter of credit in favor of a federal agency and a $25,000 standby letter of credit issued to support bonding requirements related to the Company's former operations in the State of New Mexico. The Company no longer conducts operations in New Mexico and expects the standby letter of credit related to the New Mexico bonding requirements to be released, subject to regulatory approval. No amounts had been drawn under either standby letter of credit as of March 31, 2026 and December 31, 2025, and no liability has been recorded in the accompanying Condensed Balance Sheets related to these arrangements.

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
The Company's operations and financials are managed by one cohesive group of individuals, identified as the chief operating decision maker ("CODM"), consisting of the Chairman of the Board and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and Chief Operations Officer; Executive Vice President and Chief Exploration Officer; Senior Vice President of Operations; and Vice President and Chief Accounting Officer. The CODM group reviews the Company's operating results, including condensed financial statements on a monthly basis for evaluating performance and determining resource allocation. The significant expense categories provided to the CODM include lease operating expenses; gathering, transportation and processing costs; ad valorem taxes; and oil and natural gas production taxes. Each of these costs are deducted from oil, natural gas, and natural gas liquids revenues by operating segment to arrive at operating segment profit, used to assess performance.
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

	For the Three Months Ended March 31,
	2026	2025
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$73,671,664	$79,091,207
Lease operating expenses (2)	(18,122,344)	(19,677,552)
Gathering, transportation and processing costs	(117,049)	(203,612)
Ad valorem taxes	(2,202,537)	(1,532,108)
Oil and natural gas production taxes	(3,553,891)	(3,584,455)
Exploration and Production segment profit	$49,675,843	$54,093,480
(1) All of the Company's revenues are generated within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended March 31,
	2026	2025
Lease operating expenses:
Workovers	$3,243,603	$2,816,209
Other lease operating expenses	$14,878,741	$16,861,343
Total lease operating expenses	$18,122,344	$19,677,552
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's total income (loss) before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's total assets.

	For the Three Months Ended March 31, 2026
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$73,671,664	$—	$73,671,664
Lease operating expenses	(18,122,344)	—	(18,122,344)
Gathering, transportation and processing costs	(117,049)	—	(117,049)
Ad valorem taxes	(2,202,537)	—	(2,202,537)
Oil and natural gas production taxes	(3,553,891)	—	(3,553,891)
Depreciation, depletion and amortization (3)	—	(21,405,948)	(21,405,948)
Ceiling test impairment (3)	—	(162,086,257)	(162,086,257)
Asset retirement obligation accretion	—	(395,496)	(395,496)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(7,438,778)	(7,438,778)
Interest income	—	70,529	70,529
Interest (expense)	—	(8,599,609)	(8,599,609)
Gain (loss) on derivative contracts	—	(82,230,925)	(82,230,925)
Other income	—	5,837	5,837
Income (Loss) Before Benefit from (Provision for) Income Taxes	$49,675,843	$(282,255,738)	$(232,579,895)

Total Assets (3)	$1,227,888,816	$26,826,538	$1,254,715,354
Capital expenditures	$34,505,509	$—	$34,505,509
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Three Months Ended March 31, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$79,091,207	$—	$79,091,207
Lease operating expenses	(19,677,552)	—	(19,677,552)
Gathering, transportation and processing costs	(203,612)	—	(203,612)
Ad valorem taxes	(1,532,108)	—	(1,532,108)
Oil and natural gas production taxes	(3,584,455)	—	(3,584,455)
Depreciation, depletion and amortization (3)	—	(22,615,983)	(22,615,983)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(326,549)	(326,549)
Operating lease expense	—	(175,091)	(175,091)
General and administrative expense	—	(8,619,976)	(8,619,976)
Interest income	—	90,058	90,058
Interest (expense)	—	(9,498,786)	(9,498,786)
Gain (loss) on derivative contracts	—	(928,790)	(928,790)
Gain (loss) on disposal of assets	—	124,610	124,610
Other income	—	8,942	8,942
Income (Loss) Before Benefit from (Provision for) Income Taxes	$54,093,480	$(41,941,565)	$12,151,915

Total Assets (3)	$1,482,143,321	$23,466,953	$1,505,610,274
Capital expenditures	$32,451,531	$—	$32,451,531
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.
The following table discloses the purchasers from which 10% or more of revenues were derived in the periods noted.

	For the Three Months Ended March 31,
	2026	2025
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company	69%	67%
Concord Energy LLC	12%	13%
NGL Crude Partners	*	10%
Energy Transfer Crude Marketing	14%	*
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%.
NOTE 14 — SUBSEQUENT EVENTS
Performance Stock Units – On April 28, 2026, the Company formally granted 3,547,617 performance stock units (“PSUs”) to the Company's officers. Refer to NOTE 11 — SHARE-BASED COMPENSATION for more details.

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
Overview
Ring Energy, Inc. (the “Company,” “Ring,” “we,” “us,” “our” and similar terms) is an independent, growth-oriented oil and natural gas exploration and production company headquartered in The Woodlands, Texas and focused on the Permian Basin. Our operations are concentrated in the Northwest Shelf and Central Basin Platform, where we pursue disciplined development of oil weighted, long life production assets while maintaining a strong focus on capital efficiency, cost control, and balance sheet strength.
Business Description and Plan of Operation
The Company is focused on balancing the reduction of long-term debt with the continued development of our oil and gas properties in order to maintain or grow annual production. We intend to achieve these objectives through disciplined allocation of cash flow generated from operations and, where appropriate, through the sale of non-core assets. In addition, we continue to evaluate potential acquisitions of strategic producing assets with attractive acreage positions that we believe can generate competitive returns for our stockholders.
Our operating strategy is centered on the following priorities:
•Growing production and reserves through disciplined development. Ring seeks to develop its oil-rich resource base through a combination of conventional and horizontal drilling across the Northwest Shelf and Central Basin Platform, with an emphasis on operating within cash flow and generating competitive returns.
•Reducing long-term debt and strengthening the balance sheet. The Company intends to reduce leverage primarily through the use of excess cash flow and, where appropriate, selective non-core asset sales. The Company's field-level margins and asset quality position it to continue deleveraging over time while preserving financial flexibility.
•Employing industry-leading drilling and completion techniques. Ring’s executive team leverages technological advancements in completion design, geological evaluation, and reservoir engineering to optimize well performance and capital efficiency, contributing to a competitive cost structure and generating new organic development opportunities across the Company's asset base.
•Pursuing strategic, accretive acquisitions. The Company has a history of acquiring accretive assets with additional development potential that complement its existing property portfolio. Management intends to continue evaluating acquisition opportunities that improve balance sheet metrics, enhance inventory depth, and are accretive to stockholders. Many of these opportunities are often sourced through the executive team's longstanding operating and transactional relationships in the Permian Basin.

2026 Developments and Operational Highlights
During the first quarter of 2026, the Company continued execution of its development program across its core operated positions. In the Northwest Shelf (Yoakum County), Ring drilled and completed five one-mile horizontal wells, each with a working interest of approximately 91%. In addition, the Company in the Central Basin Platform (Crane County), completed one previously drilled one-mile horizontal DUC well, and drilled and completed one vertical well, with a 100% working interest.

Quarter	Area	Wells Drilled	Wells Completed

1Q 2026	Northwest Shelf (Horizontal)	5	5
	Central Basin Platform (Horizontal) (1)	—	1
	Central Basin Platform (Vertical)	1	1
	Total	6	7
(1) The horizontal well completed in the Central Basin Platform in the first quarter of 2026 is the completion of a previously drilled but uncompleted (“DUC”) well.(1) Total does not include the SWD well(s) drilled and completed in the [ ].
As a result of the Company's drilling and operational activities, total production for the three months ended March 31, 2026 increased 5%year over year to 1.74 million Boe. The increase in production was driven by contributions from the Lime Rock acquisition and new operated development, partially offset by natural production declines in legacy assets.
Operationally, the Company delivered solid field level performance during the quarter. For the three months ended March 31, 2026, Ring generated Exploration and Production segment profit of $49.7 million, despite a challenging commodity price environment, particularly for natural gas. These results reflect continued cost discipline, efficient execution of the development program, and the benefits of the Company’s oil weighted asset base.
At the Total Company level, reported results were materially impacted by certain non-cash items. The Company recorded a net loss of $220.6 million for the quarter, driven primarily by a $162.1 million full cost ceiling test impairment and $77.0 million unrealized derivative mark to market adjustments resulting from changes in forward commodity prices.
The Company's underlying operating performance and liquidity remained solid during the quarter, and the non-cash charges we incurred did not affect compliance with the financial covenants under the Company’s Credit Facility. Core operating results remain resilient, supported by disciplined capital allocation, ongoing cost improvements, and a hedge position designed to provide cash flow stability in a volatile pricing environment.

Market Conditions and Commodity Prices
The Company’s financial results are highly sensitive to changes in commodity prices, and during the first quarter of 2026, oil and natural gas markets experienced significant volatility driven by different factors. In the Permian Basin, natural gas prices remained under severe pressure due to regional takeaway constraints and elevated processing and transportation costs, while crude oil prices were influenced by broader global events late in the quarter.
As a result of the sustained weakness in Permian natural gas markets, the Company realized negative net natural gas prices during the quarter, as processing and transportation fees exceeded gross realized sales prices, which adversely impacted reported revenues. In response, management continues to pursue commercially reasonable mitigations, including basis hedging, marketing optimization, and disciplined capital allocation, while maintaining a strong focus on preserving liquidity and long term value.
Separately, late first quarter 2026 geopolitical developments affected global crude oil markets, resulting in a sharp increase in crude oil prices. These late quarter price movements adversely impacted the fair value of the Company’s outstanding crude oil derivative positions and contributed to the unrealized derivative losses recorded during the quarter. By contrast, the SEC full cost ceiling test is based on an unweighted arithmetic average of first day of the month prices for the preceding twelve months, and accordingly, these late quarter oil price movements had limited impact on the twelve month average prices used in the Company’s March 31, 2026 ceiling test calculation.
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
Accordingly, because the ceiling test is based on historical twelve month average pricing, it does not fully reflect significant changes in commodity prices that occur late in a reporting period.
As a result of the ceiling test, driven by a decrease in the twelve month average commodity price over the past few months, the Company recognized a non-cash impairment charge of $162.1 million for the three months ended March 31, 2026. Depending on market conditions, the Company's discounted future net revenues could continue to decline, which may trigger additional non-cash impairments recognized in future periods. Estimating potential future non-cash impairments is complex due to numerous factors affecting the ceiling test calculation, including but not limited to future prices, operating costs, upward or downward reserve revisions, reserve additions, and tax attributes. The amount of any additional non-cash impairment, if any, is not estimable at this time given the uncertainty of these factors.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets that are purchasing the natural gas produced. This has resulted in negative natural gas prices for us in 2025 and continuing through 2026 to date, whereby we actually pay the purchaser to take our natural gas. These negative realized gas prices at times and conditions are continuing. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.
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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Net sales:
Oil	$76,205,014	$76,505,050	$(300,036)	—%
Natural gas	(4,296,088)	(302,727)	(3,993,361)	(1319)%
Natural gas liquids	1,762,738	2,888,884	(1,126,146)	(39)%
Total sales	$73,671,664	$79,091,207	$(5,419,543)	(7)%

Net production:
Oil (Bbls)	1,104,823	1,086,694	18,129	2%
Natural gas (Mcf)	1,689,512	1,615,196	74,316	5%
Natural gas liquids (Bbls)	355,173	299,366	55,807	19%
Total production (Boe)(1)	1,741,581	1,655,259	86,322	5%

Average sales price:
Oil (per Bbl)	$68.97	$70.40	$(1.43)	(2)%
Natural gas (per Mcf)	(2.54)	(0.19)	(2.35)	(1237)%
Natural gas liquids (Bbl)	4.96	9.65	(4.69)	(49)%
Total per Boe	$42.30	$47.78	$(5.48)	(11)%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales decreased approximately $0.3 million from $76.5 million to $76.2 million, with a price variance of $(1.6) million from a decrease in the average realized price per barrel from $70.40 to $68.97 offset by a volume variance of $1.3 million due to an increase in sales volume from 1,086,694 barrels to 1,104,823 barrels. The increase in volume of 18,129 barrels consisted of two components: an increase in volumes of 143,132 was due to the Lime Rock acquisition, and a decrease of 125,003 was attributed to natural production declines in the legacy assets. The Company's drilling and completion spend was 43% lower in the months that affected production for the first three months of 2026 compared to the same months that affected production in the first three months of 2025. This resulted in less offsets to declining production in the legacy assets. The decreased average realized price per barrel was primarily the result of lower oil prices.
Natural gas sales. Natural gas sales decreased approximately $4.0 million from a negative $0.3 million to a negative $4.3 million. The natural gas sales volume increased from 1,615,196 Mcf to 1,689,512 Mcf, and the average realized price per Mcf decreased from $(0.19) to $(2.54). Of the increase in volume of 74,316 Mcf, an increase of 146,522 was due to the Lime Rock acquisition, offset by a decrease of 72,206 for our legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the three months ended March 31, 2026, gross revenues were $(0.48) per Mcf and fees were $(2.06) per Mcf, compared to gross revenues of $1.86 per Mcf and fees of $(2.05) per Mcf for the three months ended March 31, 2025. This resulted in a net realized price of $(2.54) for the three months ended March 31, 2026 compared to $(0.19) per Mcf for the three months ended March 31, 2025.
Natural gas liquids sales. NGL sales decreased approximately $1.1 million from $2.9 million to $1.8 million. NGL sales volumes for the three months ended March 31, 2026 were 355,173 barrels compared to 299,366 barrels for the comparable period in 2025. Of the increase in volume of 55,807 barrels, an increase of 40,450 was due to the Lime Rock acquisition, and an increase of 15,357 was from legacy assets. The average realized price per barrel decreased by $4.69 to $4.96 for the three months ended March 31, 2026 compared to $9.65 for the three months ended March 31, 2025, due to lower prices. Specifically, the gross realized price per NGL barrel was $17.42 and the average fees per barrel was $(12.46), resulting in a net realized price of $4.96 for the three months ended March 31, 2026, while the gross realized price per barrel was $22.64 and the average fees per barrel was $(12.99), resulting in a net realized price of $9.65 for the same period in 2025.

Production Costs for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change

Lease operating expenses ("LOE")	$18,122,344	$19,677,552	$(1,555,208)	(8)%
Average LOE per Boe	$10.41	$11.89	$(1.48)	(12)%

Gathering, transportation and processing costs ("GTP")	$117,049	$203,612	$(86,563)	(43)%
Average GTP per Boe	$0.07	$0.12	$(0.05)	(42)%

Ad valorem taxes	$2,202,537	$1,532,108	$670,429	44%
Average Ad valorem taxes per Boe	$1.26	$0.93	$0.33	35%

Oil and natural gas production taxes	$3,553,891	$3,584,455	$(30,564)	(1)%
Average Production taxes per Boe	$2.04	$2.17	$(0.13)	(6)%
Production taxes as a percentage of total sales	4.82%	4.53%	0.29%	6%
Lease operating expenses. Our total LOE decreased from $19.7 million to $18.1 million and LOE per Boe decreased from $11.89 to $10.41. Total LOE decreased despite a 5% increase in production of 86,322 Boe, as a result of the additional production and well count from the Lime Rock acquisition as well as new wells drilled and completed in our development program. The primary cost drivers for the period were decreases in contract and lease services of $1.0 million, chemicals of $0.9 million, equipment rentals of $0.5 million, location repairs and environmental sustainability of $0.3 million, non-op of $0.2 million, and contract pumping services of $0.1 million. This was offset by increases in LOE costs from salt water disposal of $0.5 million, salaries of $0.4 million, and workovers of $0.4 million.
Gathering, transportation and processing costs. Our total GTP decreased $86,563 from $203,612 to $117,049 and decreased on a per Boe basis from $0.12 to $0.07. The decrease in GTP costs was due to a reduction of $77,561 in gas processing costs and a reduction of $9,002 in NGL processing costs.
Ad valorem taxes. Our total ad valorem taxes increased $0.7 million from $1.5 million to $2.2 million and increased on a per Boe basis from $0.93 to $1.26. An increase in ad valorem taxes of $0.5 million was from the reversal made in the first quarter of 2025 for the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025, with no similar reversal made in 2026. There was also an increase of $0.6 million in Andrews County due primarily to the Lime Rock acquisition. Offsetting these increases was a decrease in the Yoakum County estimates of approximately $0.4 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.53% for the three months ended March 31, 2025 and increased to 4.82% for the three months ended March 31, 2026. The overall average percentage of production taxes to oil and gas sales was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change

Depreciation, depletion and amortization (DD&A):
Depletion	$21,125,376	$22,254,576	$(1,129,200)	(5)%
Depreciation	87,135	96,620	(9,485)	(10)%
Amortization of financing lease assets	193,437	264,787	(71,350)	(27)%
Total depreciation, depletion and amortization	$21,405,948	$22,615,983	$(1,210,035)	(5)%

Depletion per Boe	$12.13	$13.44	$(1.31)	(10)%
Depreciation, depletion and amortization per Boe	$12.29	$13.66	$(1.37)	(10)%

Ceiling test impairment	$162,086,257	$—	$162,086,257	100%

Asset retirement obligation ("ARO") accretion	$395,496	$326,549	$68,947	21%

Operating lease expense	$175,091	$175,091	$—	—%

General and administrative expense ("G&A"):
G&A excluding share-based compensation	$5,913,970	$6,929,018	$(1,015,048)	(15)%
Share-based compensation	1,524,808	1,690,958	(166,150)	(10)%
Total general and administrative expense	$7,438,778	$8,619,976	$(1,181,198)	(14)%

G&A per Boe	$4.27	$5.21	$(0.94)	(18)%
G&A excluding Share-based compensation, per Boe	$3.40	$4.19	$(0.79)	(19)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $1.2 million from $22.6 million to $21.4 million, with substantially all of the reduction from lower depletion. The decrease in depletion was primarily due to a price variance of $(2.3) million, from a lower depletion expense per Boe, due to an increase in the amortization base. Offsetting this, depletion had a volume variance of approximately $1.2 million from a increase of 86,322 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.66 per Boe to $12.29 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $162.1 million.
Asset retirement obligation accretion. Our ARO accretion increased by $68,947 from $326,549 to $395,496 primarily as a result of newly acquired and drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. G&A expense decreased approximately $1.2 million from $8.6 million to $7.4 million, with the $1.2 million cost decrease primarily due to a decrease of $0.6 million in salaries and bonuses, $0.5 million in additional costs capitalized, and a decrease of $0.1 million in insurance expense.

Other Income (Expense) for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change

Interest income	$70,529	$90,058	$(19,529)	(22)%

Interest expense:
Interest on revolving line of credit	$7,681,551	$7,947,642	$(266,091)	(3)%
Fees associated with revolving line of credit	193,477	277,389	(83,912)	(30)%
Amortization of deferred financing costs	694,148	1,238,493	(544,345)	(44)%
Interest on financing lease liabilities	23,886	28,741	(4,855)	(17)%
Interest paid for notes payable	6,547	6,521	26	—%
Total interest expense	$8,599,609	$9,498,786	$(899,177)	(9)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(6,058,656)	$(640,267)	$(5,418,389)	(846)%
Natural gas	782,645	86,673	695,972	803%
Total realized gain (loss)	$(5,276,011)	$(553,594)	$(4,722,417)	(853)%
Unrealized gain (loss):
Crude oil	$(79,793,070)	$2,341,425	$(82,134,495)	(3508)%
Natural gas	2,838,156	(2,716,621)	5,554,777	204%
Total unrealized gain (loss)	$(76,954,914)	$(375,196)	$(76,579,718)	(20411)%
Total gain (loss) on derivative contracts:	$(82,230,925)	$(928,790)	$(81,302,135)	(8754)%

Gain (loss) on disposal of assets	$—	$124,610	$(124,610)	(100)%
Other income	$5,837	$8,942	$(3,105)	(35)%
Interest income. Interest income decreased $19,529 from $90,058 to $70,529, as a result of $41,747 in lower earnings on excess cash balances in bank sweep accounts, offset by an increase of $22,218 in severance tax interest receipts.
Interest expense. Interest expense decreased by approximately $0.9 million from $9.5 million to $8.6 million, primarily due to a decrease in the amortization of deferred financing costs as a result of the amendment and restatement of the credit agreement in the second quarter of 2025. Interest on the Credit Facility decreased due to lower interest rates, with a weighted average annual interest rate of 7.3% during the three months ended March 31, 2026 compared to 8.3% during the three months ended March 31, 2025. Offsetting this impact was higher amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $430.4 million during the three months ended March 31, 2026 compared to approximately $393.3 million during the three months ended March 31, 2025.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $82.2 million for the three months ended March 31, 2026 and a loss on derivative contracts of $0.9 million for the three months ended March 31, 2025. For the derivative contract settlements, we recorded a realized loss of $5.3 million for the three months ended March 31, 2026 compared with a realized loss of $0.6 million for the three months ended March 31, 2025. The change of $4.7 million in the realized derivative gain (loss) was primarily a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $77.0 million for the three months ended March 31, 2026 and an unrealized loss of $0.4 million for the three months ended March 31, 2025. This negative change in unrealized derivatives primarily reflects changes in the crude oil forward curve during the quarter, including a late quarter increase in forward prices, which reduced the fair value of the Company's outstanding crude oil derivative positions.

Gain (loss) on disposal of assets. The Company's gain on disposal of assets decreased by $124,610 from $124,610 to $— with $131,584 of the decrease from the sale of leased vehicles offset by $6,974 from selling owned vehicles.
Other income. Other income decreased $3,105 from $8,942 to $5,837 due to a reduction of $3,105 in income from the Company's charge card rebate program.

Benefit from (Provision for) Income Taxes: for the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change

Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$10,702,538	$(2,816,078)	$13,518,616	480%
Current state income tax provision	(95,587)	(136,393)	40,806	30%
Deferred state income tax benefit (provision)	1,381,462	(88,706)	1,470,168	1657%
Benefit from (Provision for) Income Taxes	$11,988,413	$(3,041,177)	$15,029,590	494%

Provision for income taxes. The provision for income taxes changed from a provision of $3.0 million for the three months ended March 31, 2025 to a benefit of $12.0 million for the three months ended March 31, 2026. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2026, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
As of March 31, 2026, we had cash on hand of $1.0 million, compared to $0.9 million as of December 31, 2025. We strive to keep our cash balance as low as possible to minimize our outstanding debt and associated interest. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the three months ended March 31, 2026 of $25.9 million, compared to net cash provided by operating activities of $28.4 million for the same period in 2025, which was primarily due to lower year to date revenues, which resulted in less cash received from purchasers. We had net cash used in investing activities of $31.0 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $102.6 million for the same period in 2025, driven by the payments made for the Lime Rock acquisition in 2025, with no comparable payments made to date in 2026. Payments to develop oil and natural gas properties grew slightly and the Company sold non-operated working interests in 2026, as reflected in proceeds from divestiture of oil and natural gas properties. Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2026 and net cash provided by financing activities was $73.5 million for the three months ended March 31, 2025, during which time $6.0 million was the net borrowing and $75.0 million was the net borrowing of principal on our Credit Facility, respectively.
We will continue to focus on maximizing cash flow in 2026 through a combination of cost monitoring and prudent capital allocation, which will include prioritizing our capital to projects we believe will provide high rates of return in the current commodity price environment. We will continue our pursuit of acquisitions and business combinations, seeking opportunities that we believe will provide high margin properties with attractive returns at current commodity prices, ultimately pushing to reduce our debt level and maximize our liquidity.
Availability of Capital Resources under Credit Facility
As of March 31, 2026, $426 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in June 2029. The borrowing base under our Credit Facility is $585 million. The borrowing base is redetermined semi-annually each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of March 31, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

Oil Hedges (WTI)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

Swaps:
Hedged volume (Bbl)	622,601	263,400	529,000	509,500	492,000	432,000	412,963	—
Weighted average swap price	$66.43	$61.77	$65.34	$62.82	$60.45	$61.80	$57.59	$—

Two-way collars:
Hedged volume (Bbl)	273,000	563,685	—	—	—	—	—	400,080
Weighted average put price	$55.00	$60.82	$—	$—	$—	$—	$—	$55.45
Weighted average call price	$65.65	$76.19	$—	$—	$—	$—	$—	$65.45

Swaps: WTI NYMEX Rolls
Hedged volume (BBL)	819,000	—	—	—	—	—	—	—
Weighted average swap price	$5.30	$—	$—	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

NYMEX Swaps:
Hedged volume (MMBtu)	1,165,628	600,016	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567
Weighted average swap price	$3.82	$4.19	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77

Two-way collars:
Hedged volume (MMBtu)	139,000	648,728	128,000	717,000	694,000	—	—	—
Weighted average put price	$3.50	$3.10	$3.50	$3.99	$3.00	$—	$—	$—
Weighted average call price	$5.42	$4.24	$5.42	$5.21	$4.32	$—	$—	$—

Gas Hedges (Henry Hub)	Q2 2028	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029

NYMEX Swaps:
Hedged volume (MMBtu)	984,322	956,865	931,539	908,117	886,933	866,585	846,134
Weighted average swap price	$3.77	$3.77	$3.77	$3.67	$3.67	$3.67	$3.67

Gas Hedges (basis differential)	Q2 2026	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028

Waha basis swaps:
Hedged volume (MMBtu)	—	—	—	196,372	480,325	464,360	449,846	435,403
Weighted average spread price (1)	$—	$—	$—	$0.78	$0.78	$0.78	$0.78	$0.68

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	960,307	636,710	615,547	596,306	577,163
Weighted average spread price (1)	$—	$—	$—	$0.72	$0.67	$0.67	$0.67	$0.60
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At March 31, 2026, 100% of our derivative instruments were with lenders under our Credit Facility.
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
As of March 31, 2026, we had no off-balance sheet financing arrangements.

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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $43.2 million as of March 31, 2026). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the three months ended March 31, 2026. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Three Months Ended	As of
	March 31, 2026	March 31, 2026
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company	69%	68%
Energy Transfer Crude Marketing	14%	14%
Concord Energy LLC	12%	9%
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
As of March 31, 2026, we had $426 million outstanding on our Credit Facility with a weighted average annual interest rate for the three months ended March 31, 2026 of 7.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $4.3 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
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
Our management, with the participation of Paul D. McKinney, our principal executive officer, and Sundip S. Johl, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, Messrs. McKinney and Johl concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended March 31, 2026 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A: Risk Factors
We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. We may experience additional risks and uncertainties not currently known to us. Further, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risks may materially and adversely affect our business, financial condition, cash flows, and results of operations.
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.

Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: May 6, 2026	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Sundip S. Johl
Sundip S. Johl
Chief Financial Officer
(Principal Financial Officer)