Form 10-Q
period 2026-06-30
RING ENERGY, INC.
filed 2026-08-05
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had outstanding 260,539,607 shares of common stock ($0.001 par value).

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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,137,410	$902,913
Accounts receivable	43,460,514	30,938,908
Joint interest billing receivables, net	1,083,368	1,623,991
Derivative assets	6,335,601	21,468,134
Inventory	5,626,261	5,312,715
Prepaid expenses and other assets	3,195,806	1,822,751
Total Current Assets	60,838,960	62,069,412
Properties and Equipment
Oil and natural gas properties, full cost method	1,804,582,372	1,891,510,431
Financing lease asset subject to depreciation	3,687,531	3,633,586
Fixed assets subject to depreciation	3,389,403	3,504,788
Total Properties and Equipment	1,811,659,306	1,898,648,805
Accumulated depreciation, depletion and amortization	(610,047,201)	(569,180,901)
Net Properties and Equipment	1,201,612,105	1,329,467,904
Operating lease asset	963,396	1,285,159
Derivative assets	10,154,821	9,739,430
Deferred financing costs	7,987,814	9,337,344
Total Assets	$1,281,557,096	$1,411,899,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$98,068,202	$90,258,731
Income tax liability	514,966	356,436
Financing lease liability	693,432	730,564
Operating lease liability	491,796	586,614
Derivative liabilities	11,373,096	841,193
Notes payable	1,496,304	505,752
Asset retirement obligations	291,844	418,526
Total Current Liabilities	112,929,640	93,697,816

Non-current Liabilities
Deferred income taxes	11,243,098	22,298,701
Revolving line of credit	360,000,000	420,000,000
Financing lease liability, less current portion	533,212	593,146
Operating lease liability, less current portion	569,328	819,223
Derivative liabilities	12,035,055	2,512,692
Asset retirement obligations	30,823,001	29,972,429
Total Liabilities	528,133,334	569,894,007
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 260,520,291 shares and 207,656,929 shares issued and outstanding, respectively	260,520	207,657
Additional paid-in capital	879,941,415	812,777,586
Retained earnings (Accumulated deficit)	(126,778,173)	29,019,999
Total Stockholders’ Equity	753,423,762	842,005,242
Total Liabilities and Stockholders' Equity	$1,281,557,096	$1,411,899,249
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Oil, Natural Gas, and Natural Gas Liquids Revenues	$104,681,489	$82,602,759	$178,353,153	$161,693,966

Costs and Operating Expenses
Lease operating expenses	18,409,462	20,245,981	36,531,806	39,923,533
Gathering, transportation and processing costs	101,902	133,809	218,951	337,421
Ad valorem taxes	2,202,160	1,648,647	4,404,697	3,180,755
Oil and natural gas production taxes	5,047,619	3,832,607	8,601,510	7,417,062
Depreciation, depletion and amortization	20,114,890	25,569,914	41,520,838	48,185,897
Ceiling test impairment	—	—	162,086,257	—
Asset retirement obligation accretion	401,944	382,251	797,440	708,800
Operating lease expense	175,090	175,090	350,181	350,181
General and administrative expense	7,954,230	7,138,519	15,393,008	15,758,495
Total Costs and Operating Expenses	54,407,297	59,126,818	269,904,688	115,862,144

Income (Loss) from Operations	50,274,192	23,475,941	(91,551,535)	45,831,822

Other Income (Expense)
Interest income	148,540	69,658	219,069	159,716
Interest (expense)	(8,379,552)	(11,757,404)	(16,979,161)	(21,256,190)
Gain (loss) on derivative contracts	23,724,426	14,648,054	(58,506,499)	13,719,264
Gain (loss) on disposal of assets	104,150	155,293	104,150	279,903
Other income	9,600	150,770	15,437	159,712
Net Other Income (Expense)	15,607,164	3,266,371	(75,147,004)	(6,937,595)

Income (Loss) Before Benefit from (Provision for) Income Taxes	65,881,356	26,742,312	(166,698,539)	38,894,227

Benefit from (Provision for) Income Taxes	(1,088,046)	(6,107,425)	10,900,367	(9,148,602)

Net Income (Loss)	$64,793,310	$20,634,887	$(155,798,172)	$29,745,625

Basic Earnings (Loss) per Share	$0.28	$0.10	$(0.70)	$0.15
Diluted Earnings (Loss) per Share	$0.27	$0.10	$(0.70)	$0.15
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Six Months Ended June 30, 2026	Shares	Amount
Balance, December 31, 2025	207,656,929	$207,657	$812,777,586	$29,019,999	$842,005,242
Restricted stock vested	2,400,525	2,401	(2,401)	—	—
Shares to cover tax withholdings for restricted stock vested	(662,344)	(663)	663	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(960,620)	—	(960,620)
Share-based compensation	—	—	1,524,808	—	1,524,808
Net loss	—	—	—	(220,591,482)	(220,591,482)
Balance, March 31, 2026	209,395,110	$209,395	$813,340,036	$(191,571,483)	$621,977,948
Restricted stock vested	20,000	20	(20)	—	—
Shares to cover tax withholdings for restricted stock vested	(5,930)	(6)	6	—	—
Share-based compensation	—	—	2,149,596	—	2,149,596
Issuance of shares for underwritten public offering	51,111,111	51,111	64,451,797	—	64,502,908
Net income	—	—	—	64,793,310	64,793,310
Balance, June 30, 2026	260,520,291	$260,520	$879,941,415	$(126,778,173)	$753,423,762

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$63,751,198	$864,369,478
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$72,861,936	$881,695,554
Restricted stock vested	41,834	42	(42)	—	—
Shares to cover tax withholdings for restricted stock vested	(8,345)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(57,015)	—	(57,015)
Share-based compensation	—	—	1,351,839	—	1,351,839
Net income	—	—	—	20,634,887	20,634,887
Balance, June 30, 2025	206,542,615	$206,542	$809,921,900	$93,496,823	$903,625,265
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities
Net income (loss)	$(155,798,172)	$29,745,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	41,520,838	48,185,897
Ceiling test impairment	162,086,257	—
Asset retirement obligation accretion	797,440	708,800
Amortization of deferred financing costs	1,384,990	3,074,667
Share-based compensation	3,674,404	3,042,797
Credit loss expense	92,432	18,122
(Gain) loss on disposal of assets	(104,150)	(279,903)
Deferred income tax expense (benefit)	(11,216,495)	8,755,985
Excess tax expense (benefit) related to share-based compensation	160,892	108,763
(Gain) loss on derivative contracts	58,506,499	(13,719,264)
Cash received (paid) for derivative settlements, net	(23,735,091)	124,249
Changes in operating assets and liabilities:
Accounts receivable	(12,073,415)	(2,373,460)
Inventory	(313,546)	(1,336,734)
Prepaid expenses and other assets	(1,373,055)	(935,483)
Accounts payable	3,717,851	(12,880,531)
Settlement of asset retirement obligation	(643,685)	(571,271)
Net Cash Provided by Operating Activities	66,683,994	61,668,259
Cash Flows From Investing Activities
Payments for Lime Rock Acquisition	—	(70,859,769)
Payments to purchase oil and natural gas properties	(4,393,338)	(797,289)
Payments to develop oil and natural gas properties	(72,435,456)	(49,256,881)
Payments to acquire or improve fixed assets subject to depreciation	—	(169,661)
Proceeds from sale of fixed assets subject to depreciation	100,832	17,360
Proceeds from divestiture of oil and natural gas properties	4,868,950	—
Insurance proceeds received for damage to oil and natural gas properties	—	99,913
Net Cash Used in Investing Activities	(71,859,012)	(120,966,327)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	103,000,000	170,322,997
Payments on revolving line of credit	(163,000,000)	(107,322,997)
Proceeds from issuance of common stock	64,780,500	—
Payments for taxes withheld on vested restricted shares, net	(965)	(953,446)
Proceeds from notes payable	1,657,810	1,648,539
Payments on notes payable	(667,258)	(656,517)
Payment of deferred financing costs	(35,460)	(5,381,602)
Reduction of financing lease liabilities	(325,112)	(225,301)
Net Cash Provided by (Used in) Financing Activities	5,409,515	57,431,673
Net Increase (Decrease) in Cash	234,497	(1,866,395)
Cash at Beginning of Period	902,913	1,866,395
Cash at End of Period	$1,137,410	$—

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental Cash Flow Information
Cash paid for interest	$16,454,079	$20,958,502
Cash paid (refunded) for income taxes	(3,295)	(62,513)

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$26,854	$23,158
Asset retirement obligation acquired	—	2,587,179
Asset retirement obligation revision of estimate	233,184	—
Asset retirement obligation sold	(51,635)	—
Financing lease assets obtained in exchange for new financing lease liability, net (1)	92,445	264,114
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	2,989,952	(781,392)
Offering costs incurred and not yet paid	277,592	—

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$—	$63,599,939
Escrow deposit released at closing	—	5,000,000
Direct transaction costs	—	2,294,105
Cash paid for fixed assets acquired	—	(34,275)
Payments for the Lime Rock Acquisition	$—	$70,859,769
Investing Activities - Noncash
Assumption of suspense liability	$—	$561,977
Assumption of asset retirement obligation	—	2,587,179
Deferred cash payment at fair value	—	9,415,066
Financing Activities - Noncash
Common stock issued for acquisition	$—	$7,420,811
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $216,608 of finance lease asset terminations for the six months ended June 30, 2026. For the six months ended June 30, 2025, the Company had $95,845 in finance lease asset terminations.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $887,410 and $652,913 as of June 30, 2026 and December 31, 2025, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are materially collectable. During the six months ended June 30, 2026, sales to three purchasers represented 72%, 13% and 11%, respectively, of total oil, natural gas, and natural gas liquids sales. As of June 30, 2026, receivables outstanding from these three purchasers represented 72%, 13% and 9%, respectively, of accounts receivable.
The following table reflects the Company's beginning and ending balances of its accounts receivables from purchasers of its oil and gas for the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Beginning balance of accounts receivable from purchasers of oil and gas	$43,249,561	$35,111,264
Ending balance of accounts receivable from purchasers of oil and gas	41,907,240	36,251,914

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance of accounts receivable from purchasers of oil and gas	$29,591,571	$33,774,968
Ending balance of accounts receivable from purchasers of oil and gas	41,907,240	36,251,914
The following table indicates the Company's provisions for credit loss expense associated with its accounts receivable from purchasers of its oil and gas ("O&G") during the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Credit loss expense, O&G	$92,432	$—	$92,432	$—
The following table reflects the Company's accounts receivable from purchasers of its oil and gas and allowance for credit losses as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Accounts receivable from purchasers of oil and gas	$41,999,672	$29,591,571
Allowance for credit losses	(92,432)	—
Accounts receivable from purchasers of oil and gas, net	$41,907,240	$29,591,571
Joint interest billing receivables, net – The Company also has joint interest billing ("JIB") receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Credit loss expense, JIB	$—	$205	$—	$18,122
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Joint interest billing receivables	$1,284,130	$1,824,753
Allowance for credit losses	(200,762)	(200,762)
Joint interest billing receivables, net	$1,083,368	$1,623,991
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
Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of June 30, 2026 or December 31, 2025.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depletion	$19,846,120	$25,224,638	$40,971,496	$47,479,214
Depletion rate, per barrel-of-oil-equivalent (Boe)	$10.91	$13.02	$11.51	$13.21
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
Due to the lower oil prices impacting the present value of estimated future net revenues, during the six months ended June 30, 2026, the Company recorded impairments on oil and natural gas properties as a result of the ceiling test of $162,086,257. The Company did not record an impairment on oil and natural gas properties during the three months ended June 30, 2026. No such impairments were recorded during the three and six months ended June 30, 2025.

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
Depreciation of buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
UAV	3 years
The following table provides information on the Company's depreciation expense for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation	$55,298	$106,658	$142,433	$203,278
During the three and six months ended June 30, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of owned vehicles, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sale of owned vehicles	$81,008	$155,293	$81,008	$286,877
Sale of leased vehicles	23,142	—	23,142	(6,974)
Gain (loss) on disposal of assets	$104,150	$155,293	$104,150	$279,903
Notes Payable – In May 2026, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, D&O (directors and officers), and drone insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,657,810. The APR for this note is 6.95%. In May 2025, the Company renewed its control of well, general liability, pollution, umbrella, property, workers' compensation, auto, and D&O insurance policies, funding the premiums with a promissory note with a face value after down payments of $1,648,539. The APR for this note was 7.75%.
As of June 30, 2026 and December 31, 2025, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $1,496,304 and $505,752, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average notes payable balance	$351,930	$330,644	$330,029	$316,501
Weighted average interest rate on weighted average notes payable	10.91%	12.88%	9.79%	10.85%

The following table shows interest paid related to notes payable for the three and six months ended June 30, 2026 and 2025. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest paid for notes payable	$9,600	$10,645	$16,147	$17,166
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
In assessing the Company’s deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. During the three months ended March 31, 2026, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. As of June 30, 2026, the Company is in a three-year cumulative loss position mainly driven by the book impairment recognized in the first quarter of 2026. As a result, future forecasted pre-tax book income was not considered in assessing the valuation allowance. We also consider the reversal of deferred tax liabilities and available tax planning strategies. Based on our evaluation of the realizability of the related federal deferred tax assets in the current year, the Company recorded $16.3 million of valuation allowance as part of the estimated annual effective tax rate in the six months ended June 30, 2026. As of December 31, 2025, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, that, among other items, allows for 100% bonus depreciation on a permanent basis for certain property acquired after January 19, 2025. Further, the OBBBA basis for Section 163(j) of the Internal Revenue Code of 1986, as amended (the "Code"), net interest expense deduction is based on EBITDA (earnings before interest, taxes, depreciation and amortization) rather than EBIT (earnings before interest and taxes) for taxable years beginning after December 31, 2024, and any disallowed interest expense can be carried forward indefinitely. We incorporated these changes into our income tax provision beginning in the third quarter of 2025.
The Company recorded the following federal and state income tax benefits (provisions) for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Deferred federal income tax benefit (provision)	$(542,196)	$(5,776,325)	$10,160,342	$(8,592,403)
Current state income tax (provision)	(59,649)	(147,461)	(155,236)	(283,854)
Deferred state income tax benefit (provision)	(486,201)	(183,639)	895,261	(272,345)
Benefit from (Provision for) Income Taxes	$(1,088,046)	$(6,107,425)	$10,900,367	$(9,148,602)

Effective tax rate (1)	1.65%	22.84%	6.54%	23.52%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income (Loss) Before Benefit from (Provision for) Income Taxes. The effective tax rates for the three and six months ended June 30, 2026 were lower than the federal statutory corporate tax rate, primarily impacted by the recording of a valuation allowance on the Company's federal net deferred tax assets. A tax expense of $16.3 million was recorded as part of the estimated annual effective tax rate in the six months ended June 30, 2026. The effective tax rates for the three and six months ended June 30, 2025 were higher than the federal statutory corporate tax rates, primarily impacted by state income taxes.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share-based compensation	$2,149,596	$1,351,839	$3,674,404	$3,042,797
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements," that is intended to provide clarity on current interim disclosure requirements. The update also includes the addition of a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The application of the update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its interim financial disclosures.

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
Natural gas and NGL sales – Under the majority of the Company’s natural gas sales processing contracts, the Company delivers unprocessed natural gas and NGLs to midstream processing entities at the wellhead, and the midstream processing entities obtain control of the natural gas and NGLs at the wellhead. The midstream processing entities gather and process the natural gas and NGLs and remit proceeds to the Company for the resulting sale of natural gas and NGLs. Under these processing agreements, the Company recognizes revenue when control transfers to the purchasers at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. As such, the Company accounts for any fees and deductions as a reduction of the transaction price.
The Company has only one immaterial agreement with a natural gas processing entity in place where the point of control does not pass at the wellhead. Under this agreement, the point of control of the natural gas dictates that the associated fees are recorded as an expense.

Disaggregation of revenue – The following table presents revenues disaggregated by product for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$110,167,205	$82,778,476	$186,372,219	$159,283,526
Natural gas (1)	(9,179,381)	(2,238,937)	(13,475,469)	(2,541,664)
Natural gas liquids	3,693,665	2,063,220	5,456,403	4,952,104
Total oil, natural gas, and natural gas liquids revenues	$104,681,489	$82,602,759	$178,353,153	$161,693,966
(1) In the three and six months ended June 30, 2026 and 2025, the Company experienced a net negative total gas revenue, due to lower gross realized sales prices per Mcf compared to the plant fees per Mcf.
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
Future lease payments associated with these operating and financing leases as of June 30, 2026 are as follows:

	2026	2027	2028	2029	2030	Other Future Years	Total
Operating lease payments	$263,518	$460,497	$250,606	$149,628	$—	$—	$1,124,249
Financing lease payments	435,932	581,242	274,736	27,508	—	—	1,319,418
The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of the dates indicated.

	As of
	June 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	2.48	2.71
Weighted average discount rate	4.50%	4.50%

Finance leases
Weighted average remaining lease term (in years)	1.89	1.99
Weighted average discount rate	7.50%	7.50%

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	June 30, 2026	December 31, 2025
Operating lease liability, current portion	$491,796	$586,614
Operating lease liability, non-current portion	569,328	819,223
Operating lease liability, total	$1,061,124	$1,405,837
Total undiscounted future cash flows (sum of future operating lease payments)	1,124,249	1,497,380
Imputed interest	63,125	91,543
Undiscounted future cash flows less imputed interest	$1,061,124	$1,405,837

Financing lease liability, current portion	$693,432	$730,564
Financing lease liability, non-current portion	533,212	593,146
Financing lease liability, total	$1,226,644	$1,323,710
Total undiscounted future cash flows (sum of future financing lease payments)	1,319,418	1,428,999
Imputed interest	92,774	105,289
Undiscounted future cash flows less imputed interest	$1,226,644	$1,323,710
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease costs	$175,090	$175,090	$350,181	$350,181
Short-term lease costs (1)	791,606	1,260,098	1,634,993	2,412,402
Financing lease costs:
Amortization of financing lease assets (2)	213,472	238,618	406,909	503,405
Interest on financing lease liabilities (3)	25,661	27,638	49,547	56,379
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
During the three and six months ended June 30, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of leased vehicles, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sale of owned vehicles	$81,008	$155,293	$81,008	$286,877
Sale of leased vehicles	23,142	—	23,142	(6,974)
Gain (loss) on disposal of assets	$104,150	$155,293	$104,150	$279,903

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025. For all dilutive securities, the treasury stock method of calculating the incremental shares was applied.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income (Loss)	$64,793,310	$20,634,887	$(155,798,172)	$29,745,625
Basic Weighted-Average Shares Outstanding	233,951,765	206,522,356	221,259,803	202,964,856
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	2,646,296	341,611	—	852,082
Performance stock units	1,210,428	113,760	—	250,931
Common warrants	—	4,600	—	17,338
Diluted Weighted-Average Shares Outstanding	237,808,489	206,982,327	221,259,803	204,085,207
Basic Earnings (Loss) per Share	$0.28	$0.10	$(0.70)	$0.15
Diluted Earnings (Loss) per Share	$0.27	$0.10	$(0.70)	$0.15
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Anti-dilutive securities:
Stock options to purchase common stock	41,275	65,500	46,110	65,500
Unvested restricted stock units	—	3,745,348	7,253,914	2,598,851
Unvested performance stock units	2,495,027	2,570,776	3,464,397	1,000,000

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
Yoakum County Acquisition
On February 11, 2026, the Company completed the acquisition of a working interest partner's interest in certain existing horizontal wells in Yoakum County, Texas. The acquisition also included interest attributable to five one-mile horizontal wells drilled and completed in the Northwest Shelf in the first quarter of 2026. Cash consideration paid was approximately $2.0 million. The acquisition had an effective date of January 1, 2026.

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
The following presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	June 30, 2026	December 31, 2025
Commodity derivative instruments, marked to market:

Derivatives assets, current	$6,335,601	$21,468,134

Derivative assets, noncurrent	$10,154,821	$9,739,430

Derivative liabilities, current	$11,373,096	$841,193

Derivative liabilities, noncurrent	$12,035,055	$2,512,692
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Oil derivatives:
Realized gain (loss) on oil derivatives	$(19,617,172)	$433,301	$(25,675,828)	$(206,966)
Unrealized gain (loss) on oil derivatives	39,356,764	12,145,940	(40,436,306)	14,487,365
Gain (loss) on oil derivatives	$19,739,592	$12,579,241	$(66,112,134)	$14,280,399

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	$1,158,092	$244,542	$1,940,737	$331,215
Unrealized gain (loss) on natural gas derivatives	2,826,742	1,824,271	5,664,898	(892,350)
Gain (loss) on natural gas derivatives	$3,984,834	$2,068,813	$7,605,635	$(561,135)

Gain (loss) on derivative contracts	$23,724,426	$14,648,054	$(58,506,499)	$13,719,264
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(19,617,172)	$433,301	$(25,675,828)	$(206,966)
Cash received (paid) for natural gas derivatives	1,158,092	244,542	1,940,737	331,215
Cash received (paid) for derivative settlements, net	$(18,459,080)	$677,843	$(23,735,091)	$124,249

The following tables reflect the details of current derivative contracts as of June 30, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts).

Oil Hedges (WTI)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

Swaps:
Hedged volume (Bbl)	263,400	529,000	509,500	492,000	432,000	412,963	—	—
Weighted average swap price	$61.77	$65.34	$62.82	$60.45	$61.80	$57.59	$—	$—

Two-way collars:
Hedged volume (Bbl)	563,685	368,000	2,935	—	32,910	33,435	430,080	415,580
Weighted average put price	$60.82	$65.00	$62.50	$—	$60.00	$60.00	$55.59	$57.50
Weighted average call price	$76.19	$80.00	$73.65	$—	$72.30	$72.30	$66.02	$73.02

Gas Hedges (Henry Hub)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

NYMEX Swaps:
Hedged volume (MMBtu)	600,016	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567	984,322
Weighted average swap price	$4.19	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77	$3.77

Two-way collars:
Hedged volume (MMBtu)	648,728	128,000	717,000	694,000	—	—	—	—
Weighted average put price	$3.10	$3.50	$3.99	$3.00	$—	$—	$—	$—
Weighted average call price	$4.24	$5.42	$5.21	$4.32	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030

NYMEX Swaps:
Hedged volume (MMBtu)	956,865	931,539	908,117	886,933	866,585	846,134	—
Weighted average swap price	$3.77	$3.77	$3.67	$3.67	$3.67	$3.67	$—

Gas Hedges (basis differential)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

Waha basis swaps:
Hedged volume (MMBtu)	374,623	411,451	196,372	480,325	464,360	449,846	435,403	—
Weighted average spread price (1)	$2.15	$1.81	$0.78	$0.78	$0.78	$0.78	$0.68	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	874,121	788,851	960,307	636,710	615,547	596,306	577,163	—
Weighted average spread price (1)	$2.16	$1.92	$0.72	$0.67	$0.67	$0.67	$0.60	$—
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

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025

Commodity Derivatives - Assets	$—	$31,207,564	$—	$31,207,564
Commodity Derivatives - Liabilities	$—	$(3,353,885)	$—	$(3,353,885)

Total	$—	$27,853,679	$—	$27,853,679

As of June 30, 2026

Commodity Derivatives - Assets	$—	$16,490,422	$—	$16,490,422
Commodity Derivatives - Liabilities	$—	$(23,408,151)	$—	$(23,408,151)

Total	$—	$(6,917,729)	$—	$(6,917,729)
The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

NOTE 8 — REVOLVING LINE OF CREDIT
On June 18, 2025, the Company, as borrower, Bank of America, N.A. as the Administrative Agent and Issuing Bank, and the lenders party thereto (the "Lenders") entered into that certain Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), with a maximum borrowing base of $1 billion secured by substantially all of the assets of the Company and a maturity date of June 2029.
The Credit Agreement has a borrowing base of $585 million, which is subject to periodic redeterminations, mandatory reductions, and further adjustments from time to time. The borrowing base is redetermined semi-annually each May and November. The borrowing base is subject to reduction in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company and cancellation of certain hedging positions.
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
The Credit Agreement contains certain covenants, that, among other things, require the maintenance of (i) a total Leverage Ratio of not more than 3.0 to 1.0 and (ii) a minimum ratio of Current Assets to Current Liabilities (as such terms are defined in the Credit Agreement) of 1.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants and events of default. The Company is required to maintain on a rolling 24 months basis, hedging transactions in respect of crude oil and natural gas, on not less than 50% of the projected production from its proved, developed, and producing oil and gas. However, on any hedge testing date, (a) if the borrowing base utilization is less than 25% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 0% from such hedge testing date to the next succeeding hedge testing date and (b) if the borrowing base utilization percentage is equal to or greater than 25%, but less than 50% and the Leverage Ratio is not greater than 1.25 to 1.00, the required hedging percentage for months 13 through 24 of the rolling 24 month period provided for will be 25% from such hedge testing date to the next succeeding hedge testing date.
As of June 30, 2026, $360 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of June 30, 2026, the Company's unused line of credit was approximately $225.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $360 million and standby letters of credit of $35,000 in total ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the six months ended June 30, 2026 is as follows:

Balance, December 31, 2025	$30,390,955
Liabilities acquired	—
Liabilities incurred	26,854
Liabilities sold	(51,635)
Liabilities settled	(281,953)
Revision of estimate (1)	233,184
Accretion expense	797,440
Balance, June 30, 2026	$31,114,845
(1) The revisions recorded during the six months ended June 30, 2026 consisted of additional acquired working interests in certain wells.
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	June 30, 2026	December 31, 2025
Asset retirement obligations, current	$291,844	$418,526
Asset retirement obligations, non-current	30,823,001	29,972,429
Asset retirement obligations	$31,114,845	$30,390,955
NOTE 10 — COMMON WARRANTS AND EQUITY OFFERING
Common Warrants – During the year ended December 31, 2024 and through October 2025, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant. All of the common warrants expired in October 2025. During the six months ended June 30, 2025, no common warrants were exercised.

Equity Offering – On May 14, 2026, the Company completed an underwritten public offering of 44,444,445 shares of common stock at a public offering price of $1.35 per share and gross proceeds of $60.0 million. On June 12, 2026, the underwriters exercised an option to purchase an additional 6,666,666 shares of common stock at a public offering price of $1.35 per share and gross proceeds of $9.0 million. The sale of common stock resulted in total gross proceeds of $69.0 million and net proceeds of $64.5 million, after deducting underwriting fees and offering expenses.

Common Warrants	Exercise Price	Proceeds Received

NOTE 11 — SHARE-BASED COMPENSATION
Share-based compensation expense charged against income for share-based awards during the three and six months ended June 30, 2026 and 2025 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Share-based compensation expense from:
Employee stock options	$—	$—	$—	$—
Restricted stock unit grants	1,445,550	1,022,645	2,730,333	2,269,974
Performance stock unit awards	704,046	329,194	944,071	772,823
Total share-based compensation	$2,149,596	$1,351,839	$3,674,404	$3,042,797
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. As of June 30, 2026, there were no shares available for grant under the 2011 Plan.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. As of June 30, 2026, there were 3,424,002 shares available for grant under the 2021 Plan.
In connection with the hiring of the Company’s Executive Vice President and Chief Financial Officer in February 2026, the Board approved inducement awards to the executive officer that are comprised of 317,460 (the “Inducement RSUs”) restricted stock units (“RSUs”) and 476,190 performance stock units (“PSUs”) (for which up to 952,380 shares may be earned) (the “Inducement PSUs”). The Inducement RSUs will vest in three equal annual installments beginning on March 5, 2027, subject to continued service through the applicable vesting date. The Inducement PSUs have a performance period of January 1, 2026 to December 31, 2028, subject to performance goals and continued service through December 31, 2028. These inducement awards were granted outside of the 2021 Plan; however, they have terms and conditions consistent with those set forth under the 2021 Plan and generally vest under the same respective vesting schedules as RSU and PSU awards granted under the 2021 Plan. The Inducement RSUs are included in the RSU award table below. The Inducement PSUs are included in the PSU award table below.

Employee Stock Options
A summary of the status of the stock options as of June 30, 2026 and 2025 and changes during the respective six month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2025	65,500	$10.70	1.06 years	$—
Exercisable, June 30, 2025	65,500	$10.70	1.06 years

Outstanding, December 31, 2025	51,000	$10.18
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2026	51,000	$10.18	0.52 years	$—
Exercisable, March 31, 2026	51,000	$10.18	0.52 years
Granted	—	—
Forfeited	—	—
Expired	(15,000)	$6.42
Exercised	—	—
Outstanding, June 30, 2026	36,000	$11.75	0.45 years	$—
Exercisable, June 30, 2026	36,000	$11.75	0.45 years
The intrinsic values were calculated using the closing price on June 30, 2026 of $1.08 and the closing price on June 30, 2025 of $0.79. As of June 30, 2026, the Company had $0 of unrecognized compensation cost related to stock options.

Restricted Stock Units
A summary of the RSUs outstanding as of June 30, 2026 and 2025, respectively, and changes during the respective six month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42
Granted	76,177	0.92
Forfeited or rescinded	(86,238)	1.31
Vested	(41,834)	2.12
Outstanding, June 30, 2025	5,473,141	$1.41

Outstanding, December 31, 2025	4,912,110	$1.40
Granted	5,716,485	1.28
Forfeited or rescinded	(39,395)	1.29
Vested	(2,400,525)	1.46
Outstanding, March 31, 2026	8,188,675	$1.29
Granted	25,000	1.33
Forfeited or rescinded	(79,768)	1.28
Vested	(20,000)	2.04
Outstanding, June 30, 2026	8,113,907	$1.29
As of June 30, 2026, the Company had $6,944,824 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 2.25 years. Grant activity for the six months ended June 30, 2026 was primarily RSU grants for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the PSUs outstanding as of June 30, 2026 and 2025, respectively, along with changes during the respective six month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47
Granted	1,624,756	$0.93
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2025	3,516,648	$1.76

Outstanding, December 31, 2025	2,209,991	$1.42
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2026	2,209,991	$1.42
Granted	3,547,617	$2.18
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2026	5,757,608	$1.89
As of June 30, 2026, the Company had $8,388,870 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 2.32 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Surety Bonds – As of June 30, 2026, the Company had $3,582,614 in total surety bonds. As of December 31, 2025, the Company had $2,275,000 in total surety bonds. A Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 or more wells in the State of Texas in the amount of $250,000 and another RRC required blanket plugging extension bond in the amount of $2,000,000. Both RRC bonds have zero collateral requirements. A surety bond in the amount of $25,000 to operate wells in the State of New Mexico was also in place as of June 30, 2026 and December 31, 2025; however, that bond will likely be released as the Company no longer operates wells in New Mexico. In February 2026, the Company added an RRC required bond in the amount of $99,740 covering a produced water recycling pit. In April 2026, the Company obtained an RRC required bond in the amount of $1,207,874 covering another produced water recycling pit. Total expenses related to the surety bonds were $27,441 and $15,000 for the six months ended June 30, 2026 and 2025, respectively. The New Mexico bond is supported by a $25,000 standby letter of credit collateralized by the Credit Facility.
Standby Letters of Credit – As of June 30, 2026 and December 31, 2025, the Company had total standby letters of credit outstanding of $35,000, consisting of a $10,000 standby letter of credit in favor of a federal agency and a $25,000 standby letter of credit issued to support bonding requirements related to the Company's former operations in the State of New Mexico. The Company no longer conducts operations in New Mexico and expects the standby letter of credit related to the New Mexico bonding requirements to be released, subject to regulatory approval. No amounts had been drawn under either standby letter of credit as of June 30, 2026 and December 31, 2025, and no liability has been recorded in the accompanying Condensed Balance Sheets related to these arrangements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$104,681,489	$82,602,759	$178,353,153	$161,693,966
Lease operating expenses (2)	(18,409,462)	(20,245,981)	(36,531,806)	(39,923,533)
Gathering, transportation and processing costs	(101,902)	(133,809)	(218,951)	(337,421)
Ad valorem taxes	(2,202,160)	(1,648,647)	(4,404,697)	(3,180,755)
Oil and natural gas production taxes	(5,047,619)	(3,832,607)	(8,601,510)	(7,417,062)
Exploration and Production segment profit	$78,920,346	$56,741,715	$128,596,189	$110,835,195
(1) All of the Company's revenues are generated within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Lease operating expenses:
Workovers	$3,443,178	$3,173,838	$6,686,781	$5,990,047
Other lease operating expenses	$14,966,284	$17,072,143	$29,845,025	$33,933,486
Total lease operating expenses	$18,409,462	$20,245,981	$36,531,806	$39,923,533
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's total income (loss) before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's total assets.

	For the Three Months Ended June 30, 2026
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$104,681,489	$—	$104,681,489
Lease operating expenses	(18,409,462)	—	(18,409,462)
Gathering, transportation and processing costs	(101,902)	—	(101,902)
Ad valorem taxes	(2,202,160)	—	(2,202,160)
Oil and natural gas production taxes	(5,047,619)	—	(5,047,619)
Depreciation, depletion and amortization (3)	—	(20,114,890)	(20,114,890)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(401,944)	(401,944)
Operating lease expense	—	(175,090)	(175,090)
General and administrative expense	—	(7,954,230)	(7,954,230)
Interest income	—	148,540	148,540
Interest (expense)	—	(8,379,552)	(8,379,552)
Gain (loss) on derivative contracts	—	23,724,426	23,724,426
Gain (loss) on disposal of assets	—	104,150	104,150
Other income	—	9,600	9,600
Income (Loss) Before Benefit from (Provision for) Income Taxes	$78,920,346	$(13,038,990)	$65,881,356

Total Assets (3)	$1,251,132,823	$30,424,273	$1,281,557,096
Capital expenditures	$43,169,155	$—	$43,169,155
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Three Months Ended June 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$82,602,759	$—	$82,602,759
Lease operating expenses	(20,245,981)	—	(20,245,981)
Gathering, transportation and processing costs	(133,809)	—	(133,809)
Ad valorem taxes	(1,648,647)	—	(1,648,647)
Oil and natural gas production taxes	(3,832,607)	—	(3,832,607)
Depreciation, depletion and amortization (3)	—	(25,569,914)	(25,569,914)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(382,251)	(382,251)
Operating lease expense	—	(175,090)	(175,090)
General and administrative expense	—	(7,138,519)	(7,138,519)
Interest income	—	69,658	69,658
Interest (expense)	—	(11,757,404)	(11,757,404)
Gain (loss) on derivative contracts	—	14,648,054	14,648,054
Gain (loss) on disposal of assets	—	155,293	155,293
Other income	—	150,770	150,770
Income (Loss) Before Benefit from (Provision for) Income Taxes	$56,741,715	$(29,999,403)	$26,742,312

Total Assets (3)	$1,479,364,319	$36,966,552	$1,516,330,871
Capital expenditures	$16,827,513	$—	$16,827,513
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Six months ended June 30, 2026
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$178,353,153	$—	$178,353,153
Lease operating expenses	(36,531,806)	—	(36,531,806)
Gathering, transportation and processing costs	(218,951)	—	(218,951)
Ad valorem taxes	(4,404,697)	—	(4,404,697)
Oil and natural gas production taxes	(8,601,510)	—	(8,601,510)
Depreciation, depletion and amortization (3)	—	(41,520,838)	(41,520,838)
Ceiling test impairment (3)	—	(162,086,257)	(162,086,257)
Asset retirement obligation accretion	—	(797,440)	(797,440)
Operating lease expense	—	(350,181)	(350,181)
General and administrative expense	—	(15,393,008)	(15,393,008)
Interest income	—	219,069	219,069
Interest (expense)	—	(16,979,161)	(16,979,161)
Gain (loss) on derivative contracts	—	(58,506,499)	(58,506,499)
Gain (loss) on disposal of assets	—	104,150	104,150
Other income	—	15,437	15,437
Income (Loss) Before Benefit from (Provision for) Income Taxes	$128,596,189	$(295,294,728)	$(166,698,539)

Total Assets (3)	$1,251,132,823	$30,424,273	$1,281,557,096
Capital expenditures	$77,674,665	$—	$77,674,665
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.

	For the Six months ended June 30, 2025
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$161,693,966	$—	$161,693,966
Lease operating expenses	(39,923,533)	—	(39,923,533)
Gathering, transportation and processing costs	(337,421)	—	(337,421)
Ad valorem taxes	(3,180,755)	—	(3,180,755)
Oil and natural gas production taxes	(7,417,062)	—	(7,417,062)
Depreciation, depletion and amortization (3)	—	(48,185,897)	(48,185,897)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(708,800)	(708,800)
Operating lease expense	—	(350,181)	(350,181)
General and administrative expense	—	(15,758,495)	(15,758,495)
Interest income	—	159,716	159,716
Interest (expense)	—	(21,256,190)	(21,256,190)
Gain (loss) on derivative contracts	—	13,719,264	13,719,264
Gain (loss) on disposal of assets	—	279,903	279,903
Other income	—	159,712	159,712
Income (Loss) Before Benefit from (Provision for) Income Taxes	$110,835,195	$(71,940,968)	$38,894,227

Total Assets (3)	$1,479,364,319	$36,966,552	$1,516,330,871
Capital expenditures	$49,279,044	$—	$49,279,044
(3) All of the Company's assets are located within the United States. As the CODM does not view depreciation, depletion and amortization or ceiling test impairment as a significant Exploration and Production segment expense, the Company has included these amounts within the Corporate column of the reconciliation table.
The following table discloses the purchasers from which 10% or more of revenues were derived in the periods noted.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Purchasers with 10% or more percentage of total revenue (4)
Phillips 66 Company	75%	65%	72%	66%
Concord Energy LLC	11%	14%	11%	13%
Energy Transfer Crude Marketing	13%	11%	13%	*
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%.
NOTE 14 — SUBSEQUENT EVENTS
Subsequent to June 30, 2026, the Company completed the acquisition of certain oil and gas leasehold interests. Management evaluated the transaction, and concluded the transaction represents a nonrecognized subsequent event. Accordingly, no adjustments to the accompanying condensed financial statements were required.

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
During the second quarter of 2026, the Company drilled a total of seven wells and completed a total of four wells. Specifically, in the Northwest Shelf the Company drilled and completed one 1.5-mile horizontal well and one 1-mile horizontal well in Yoakum County, with a working interest of approximately 98% and 100%, respectively. In the Central Basin Platform, the Company drilled and completed one 1.5-mile horizontal well in Andrews County with a working interest of approximately 99%, and one 1.5-mile horizontal well in Crane County with a working interest of of approximately 96%. The latter of these two wells, while completed, was not put on pump until the third quarter of 2026 and did not contribute significant volumes in the second quarter of 2026. Also in Crane County, the Company drilled three 2-mile horizontal wells, each with a working interest of 100%, and was in the process of drilling one SWD well. The three 2-mile horizontal wells represent the first laterals of this length drilled by the Company in an area that has been historically developed with vertical wells. All four of these wells are to be completed during the third quarter of 2026.

Quarter	Area	Wells Drilled	Wells Completed	Drilled Uncompleted ("DUC")

1Q 2026	Northwest Shelf (Horizontal)	5	5	—
	Central Basin Platform (Horizontal) (1)	—	1	—
	Central Basin Platform (Vertical)	1	1	—
	Total	6	7	—

2Q 2026	Northwest Shelf (Horizontal)	2	2	—
	Central Basin Platform (Horizontal)	5	2	3
	Total	7	4	3
(1) The horizontal well completed in the Central Basin Platform in the first quarter of 2026 is the completion of a previously drilled but uncompleted (“DUC”) well.(1) Total does not include the SWD well(s) drilled and completed in the [ ].

Market Conditions and Commodity Prices
Our financial results are significantly affected by crude oil and natural gas prices. Commodity prices are influenced by numerous factors beyond our control, including changes in domestic and global supply and demand, geopolitical events, macroeconomic conditions, transportation and processing constraints, and other market factors. As a result, commodity prices have been volatile and are expected to remain volatile.
During the second quarter of 2026, crude oil prices remained elevated through much of the quarter before declining toward quarter-end. In addition, natural gas prices in the Permian Basin continued to be adversely affected by regional takeaway constraints and elevated processing and transportation costs. These conditions adversely affected realized natural gas prices during the quarter. The Company continues to monitor market conditions and evaluate available alternatives with respect to the marketing of its production and commodity price risk management activities.
Future changes in commodity prices may materially affect the Company's financial condition, results of operations and cash flows.
Commodity Price Environment and Hedging Impact
During the second quarter of 2026, crude oil prices increased meaningfully relative to the levels when a significant portion of the Company's hedge portfolio was established. As a result, while the Company benefited from higher oil prices, realized settlements on crude oil derivative contracts reduced realized pricing and cash flow relative to unhedged market prices. During the quarter, the Company recognized realized losses on crude oil derivative contracts of approximately $19.6 million.

Our hedge program is largely required under our Credit Facility and was designed to protect cash flows, support liquidity, and provide greater certainty around capital allocation and balance sheet objectives. While our hedge positions reduced participation in higher oil prices during the quarter, they also provide downside protection in a volatile commodity price environment.

The Company continues to evaluate its commodity price risk management strategy and hedge profile in light of requirements under the Credit Facility, market conditions, balance sheet strength, capital allocation priorities, and anticipated commodity price exposure.
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
No impairment was recorded for the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company recorded a non-cash impairment charge of $162.1 million as a result of lower oil prices impacting the present value of estimated future net revenues.
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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net sales:
Oil	$110,167,205	$82,778,476	$27,388,729	33%
Natural gas	(9,179,381)	(2,238,937)	(6,940,444)	(310)%
Natural gas liquids	3,693,665	2,063,220	1,630,445	79%
Total sales	$104,681,489	$82,602,759	$22,078,730	27%

Net production:
Oil (Bbls)	1,154,147	1,320,508	(166,361)	(13)%
Natural gas (Mcf)	1,764,659	1,703,808	60,851	4%
Natural gas liquids (Bbls)	370,819	333,374	37,445	11%
Total production (Boe)(1)	1,819,076	1,937,850	(118,774)	(6)%

Average sales price:
Oil (per Bbl)	$95.45	$62.69	$32.76	52%
Natural gas (per Mcf)	(5.20)	(1.31)	(3.89)	(297)%
Natural gas liquids (Bbl)	9.96	6.19	3.77	61%
Total per Boe	$57.55	$42.63	$14.92	35%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $27.4 million from $82.8 million to $110.2 million, driven by a price variance of $37.8 million from an increase in the average realized price per barrel from $62.69 to $95.45 as a result of higher oil commodity prices. This was offset by a volume variance of $(10.4) million from a decrease in sales volume from 1,320,508 barrels to 1,154,147 barrels. The decrease in volume of (166,361) barrels was attributed to natural production declines from our legacy assets.
Natural gas sales. Natural gas sales decreased approximately $6.9 million from a negative $2.2 million to a negative $9.2 million. Our natural gas sales volumes increased from 1,703,808 Mcf to 1,764,659 Mcf, and the average realized price per Mcf decreased from $(1.31) to $(5.20). Of the increase in volume of 60,851 Mcf, an increase of 30,268 Mcf was from the wells acquired and drilled in the Lime Rock acquisition area and an increase of 30,583 Mcf was attributable to legacy assets. The price decrease was driven by depressed market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended June 30, 2026, gross revenues were $(3.01) per Mcf and fees were $(2.19) per Mcf, compared to gross revenues of $0.87 per Mcf and fees of $(2.18) per Mcf for the three months ended June 30, 2025. This resulted in a net realized price of $(5.20) per Mcf for the three months ended June 30, 2026 compared to $(1.31) per Mcf for the three months ended June 30, 2025.
Natural gas liquids sales. NGL sales increased approximately $1.6 million from $2.1 million to $3.7 million. NGL sales volumes for the three months ended June 30, 2026 were 370,819 barrels compared to 333,374 barrels for the comparable period in 2025. Of the increase in volume of 37,445 barrels, 17,360 barrels were attributable to wells acquired and drilled in the Lime Rock acquisition area, and an increase of 20,085 barrels was attributable to our legacy assets in correlation with gas sales. The average realized price per barrel of NGLs was $9.96 for the three months ended June 30, 2026 compared to $6.19 for the three months ended June 30, 2025, due to stronger market conditions. Specifically, the gross realized price per NGL barrel was $22.38 and the average fees per barrel were $(12.42), resulting in a net realized price of $9.96 for the three months ended June 30, 2026, while the gross realized price per NGL barrel was $19.02 and the average fees per barrel were $(12.83), resulting in a net realized price of $6.19 for the same period in 2025.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Net sales:
Oil	$186,372,219	$159,283,526	$27,088,693	17%
Natural gas	(13,475,469)	(2,541,664)	(10,933,805)	(430)%
Natural gas liquids	5,456,403	4,952,104	504,299	10%
Total sales	$178,353,153	$161,693,966	$16,659,187	10%

Net production:
Oil (Bbls)	2,258,970	2,407,202	(148,232)	(6)%
Natural gas (Mcf)	3,454,171	3,319,004	135,167	4%
Natural gas liquids (Bbls)	725,992	632,740	93,252	15%
Total production (Boe)(1)	3,560,657	3,593,109	(32,452)	(1)%

Average sales price:
Oil (per Bbl)	$82.50	$66.17	$16.33	25%
Natural gas (per Mcf)	(3.90)	(0.77)	(3.13)	(406)%
Natural gas liquids (Bbl)	7.52	7.83	(0.31)	(4)%
Total per Boe	$50.09	$45.00	$5.09	11%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $27.1 million from $159.3 million to $186.4 million, with a price variance of $36.9 million from an increase in the average realized price per barrel from $66.17 to $82.50 as a result of higher oil commodity prices. This was offset by a volume variance of $(9.8) million due to a decrease in sales volume from 2,407,202 barrels to 2,258,970 barrels. The decrease in volume of 148,232 barrels was impacted by a decrease of 274,977 attributable to natural production declines in the legacy assets, offset by an increase in volumes of 126,745 from wells acquired and drilled in the Lime Rock acquisition area.
Natural gas sales. Natural gas sales decreased approximately $10.9 million from a negative $2.5 million to a negative $13.5 million. The natural gas sales volume increased from 3,319,004 Mcf to 3,454,171 Mcf, and the average realized price per Mcf decreased from $(0.77) to $(3.90). Of the increase in volume of 135,167 Mcf, an increase of 176,790 was due to wells acquired and drilled in the Lime Rock acquisition area, offset by a decrease of 41,623 for our legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the six months ended June 30, 2026, gross revenues were $(1.77) per Mcf and fees were $(2.13) per Mcf, compared to gross revenues of $1.35 per Mcf and fees of $(2.12) per Mcf for the six months ended June 30, 2025. This resulted in a net realized price of $(3.90) for the six months ended June 30, 2026 compared to $(0.77) per Mcf for the six months ended June 30, 2025.
Natural gas liquids sales. NGL sales increased approximately $0.5 million from $5.0 million to $5.5 million. NGL sales volumes for the six months ended June 30, 2026 were 725,992 barrels compared to 632,740 barrels for the comparable period in 2025. Of the increase in volume of 93,252 barrels, an increase of 57,810 was due to wells acquired and drilled in the Lime Rock acquisition area, and an increase of 35,442 was from legacy assets. The average realized price per barrel decreased by $0.31 to $7.52 for the six months ended June 30, 2026 compared to $7.83 for the six months ended June 30, 2025, due to lower prices. Specifically, the gross realized price per NGL barrel was $19.95 and the average fees per barrel was $(12.43), resulting in a net realized price of $7.52 for the six months ended June 30, 2026, while the gross realized price per barrel was $20.74 and the average fees per barrel was $(12.91), resulting in a net realized price of $7.83 for the same period in 2025.

Production Costs for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Lease operating expenses ("LOE")	$18,409,462	$20,245,981	$(1,836,519)	(9)%
Average LOE per Boe	$10.12	$10.45	$(0.33)	(3)%

Gathering, transportation and processing costs ("GTP")	$101,902	$133,809	$(31,907)	(24)%
Average GTP per Boe	$0.06	$0.07	$(0.01)	(14)%

Ad valorem taxes	$2,202,160	$1,648,647	$553,513	34%
Average Ad valorem taxes per Boe	$1.21	$0.85	$0.36	42%

Oil and natural gas production taxes	$5,047,619	$3,832,607	$1,215,012	32%
Average Production taxes per Boe	$2.77	$1.98	$0.79	40%
Production taxes as a percentage of total sales	4.82%	4.64%	0.18%	4%
Lease operating expenses. Our total lease operating expenses (“LOE”) decreased from $20.2 million to $18.4 million and decreased on a per Boe basis from $10.45 to $10.12. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE decreased primarily due to a 6% decrease in production of 118,774 Boe as well as targeted cost reductions. The primary cost drivers for the period were decreases of $0.9 million in electricity costs, $0.6 million in chemicals, $0.5 million in equipment rentals, and $0.3 million in pressure, vacuum, and hot oil truck costs, offset by increases of $0.3 million in workovers and $0.2 million in contract and lease services.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) decreased from $133,809 to $101,902 and decreased slightly on a per Boe basis from $0.07 to $0.06. The decrease in GTP costs was due to a reduction of $40,353 in gas processing costs offset by an increase of $8,446 in NGL processing costs.
Ad valorem taxes. Our total ad valorem taxes increased from $1.6 million to $2.2 million and increased on a per Boe basis from $0.85 to $1.21. Of the $0.6 million increase in ad valorem taxes, $0.3 million was for Yoakum County tax estimates, $0.1 million was for Andrews County tax estimates, $0.1 million was for Crane County tax estimates, and $0.1 million was for Ector County tax estimates.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.64% for the three months ended June 30, 2025 and increased to 4.82% for the three months ended June 30, 2026. Both percentages are in line with historical rates.

Production Costs for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Lease operating expenses ("LOE")	$36,531,806	$39,923,533	$(3,391,727)	(8)%
Average LOE per Boe	$10.26	$11.11	$(0.85)	(8)%

Gathering, transportation and processing costs ("GTP")	$218,951	$337,421	$(118,470)	(35)%
Average GTP per Boe	$0.06	$0.09	$(0.03)	(33)%

Ad valorem taxes	$4,404,697	$3,180,755	$1,223,942	38%
Average Ad valorem taxes per Boe	$1.24	$0.89	$0.35	39%

Oil and natural gas production taxes	$8,601,510	$7,417,062	$1,184,448	16%
Average Production taxes per Boe	$2.42	$2.06	$0.36	17%
Production taxes as a percentage of total sales	4.82%	4.59%	0.23%	5%
Lease operating expenses. Our total LOE decreased from $39.9 million to $36.5 million and LOE per Boe decreased from $11.11 to $10.26. Total LOE decreased from targeted reductions in costs as well as a 1% decrease in production of 32,452 Boe. The primary cost drivers for the period were decreases in chemicals of $1.5 million, equipment rentals of $1.0 million, electricity costs of $0.9 million, contract and lease services of $0.8 million, pressure, vacuum, and hot oil truck costs of $0.5 million, non-operated costs of $0.4 million, and location repairs and environmental sustainability of $0.3 million. This was offset by increases in LOE costs from workovers of $0.7 million, salt water disposal of $0.7 million, salaries of $0.5 million, and compressor rentals of $0.1 million.
Gathering, transportation and processing costs. Our total GTP decreased $118,470 from $337,421 to $218,951 and decreased on a per Boe basis from $0.09 to $0.06. The decrease in GTP costs was primarily a result of a reduction in gas processing costs.
Ad valorem taxes. Our total ad valorem taxes increased $1.2 million from $3.2 million to $4.4 million and increased on a per Boe basis from $0.89 to $1.24. An increase in ad valorem taxes of $0.5 million was from the reversal made in the first quarter of 2025 for the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025, with no similar reversal made in 2026. There was also an increase of $0.6 million in Andrews County due primarily to the Lime Rock acquisition as well as a $0.1 million increase from Crane County tax estimates. Offsetting these increases was a decrease in the Yoakum County tax estimates of approximately $0.1 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.59% for the six months ended June 30, 2025 and increased to 4.82% for the six months ended June 30, 2026. The overall average percentage of production taxes to oil and gas sales was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Depreciation, depletion and amortization (DD&A):
Depletion	$19,846,120	$25,224,638	$(5,378,518)	(21)%
Depreciation	55,298	106,658	(51,360)	(48)%
Amortization of financing lease assets	213,472	238,618	(25,146)	(11)%
Total depreciation, depletion and amortization	$20,114,890	$25,569,914	$(5,455,024)	(21)%

Depletion per Boe	$10.91	$13.02	$(2.11)	(16)%
Depreciation, depletion and amortization per Boe	$11.06	$13.19	$(2.13)	(16)%

Ceiling test impairment	—	—	—	—%

Asset retirement obligation ("ARO") accretion	$401,944	$382,251	$19,693	5%

Operating lease expense	$175,090	$175,090	$—	—%

General and administrative expense ("G&A"):
G&A excluding share-based compensation	$5,804,634	$5,786,680	$17,954	—%
Share-based compensation	2,149,596	1,351,839	797,757	59%
Total general and administrative expense	$7,954,230	$7,138,519	$815,711	11%

G&A per Boe	$4.37	$3.68	$0.69	19%
G&A excluding Share-based compensation, per Boe	$3.19	$2.99	$0.20	7%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased from $25.6 million to $20.1 million, with $5.4 million of the reduction from lower depletion. The decrease in depletion was the result of a price variance of $(3.8) million, due to a lower depletion rate per Boe, driven by a decrease in the total estimated costs of property from the impairment recognized in the last two quarters of 2025 and the first quarter of 2026, coupled with an increase in the amortization base (total Boe). Also impacting the lower depletion was a volume variance of $(1.6) million from a decrease of 118,774 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.19 per Boe to $11.06 per Boe.
Ceiling test impairment. As a result of the higher oil prices impacting the present value of estimated future net revenues, the Company did not incur a ceiling test impairment on its oil and natural gas properties during each of the three month periods presented.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $382,251 to $401,944 as a result of result of newly acquired and drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.
General and administrative expense. General and administrative ("G&A") expense increased from $7.1 million to approximately $8.0 million. The approximate $0.8 million cost increase was primarily driven by an increase of $0.8 million in stock compensation, $0.2 million in other professional fees, and $0.1 million in meals and entertainment. These costs were offset by reductions of $0.3 million in salaries and bonuses.
Other Costs and Operating Expenses for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Depreciation, depletion and amortization (DD&A):
Depletion	$40,971,496	$47,479,214	$(6,507,718)	(14)%
Depreciation	142,433	203,278	(60,845)	(30)%
Amortization of financing lease assets	406,909	503,405	(96,496)	(19)%
Total depreciation, depletion and amortization	$41,520,838	$48,185,897	$(6,665,059)	(14)%

Depletion per Boe	$11.51	$13.21	$(1.70)	(13)%
Depreciation, depletion and amortization per Boe	$11.66	$13.41	$(1.75)	(13)%

Ceiling test impairment	$162,086,257	$—	$162,086,257	100%

Asset retirement obligation ("ARO") accretion	$797,440	$708,800	$88,640	13%

Operating lease expense	$350,181	$350,181	$—	—%

General and administrative expense ("G&A"):
G&A excluding share-based compensation	$11,718,604	$12,715,698	$(997,094)	(8)%
Share-based compensation	3,674,404	3,042,797	631,607	21%
Total general and administrative expense	$15,393,008	$15,758,495	$(365,487)	(2)%

G&A per Boe	$4.32	$4.39	$(0.07)	(2)%
G&A excluding Share-based compensation, per Boe	$3.29	$3.54	$(0.25)	(7)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $6.7 million from $48.2 million to $41.5 million, with substantially all of the reduction from lower depletion. The decrease in depletion was primarily due to a price variance of $(6.1) million, from a lower depletion expense per Boe, due to reduction in the total estimated costs of property from the impairment recognized in the last two quarters of 2025 and the first quarter of 2026, coupled with an increase in the amortization base (total Boe). Adding to this was a volume variance of approximately $(0.4) million from a decrease of 32,452 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.41 per Boe to $11.66 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $162.1 million during the six months ended June 30, 2026.
Asset retirement obligation accretion. Our ARO accretion increased by $88,640 from $708,800 to $797,440 primarily due to additional ARO accretion associated with properties acquired in the Lime Rock Acquisition, as well as newly drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs were the same period over period.

General and administrative expense. G&A expense decreased approximately $0.4 million from $15.8 million to $15.4 million, with the $0.4 million cost decrease primarily due to a decrease of $0.9 million in salaries and bonuses, $0.5 million in additional costs capitalized, offset by an increase of $0.6 million in stock compensation, $0.3 million in other professional fees, and $0.1 million in allowance for credit losses.
Other Income (Expense) for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Interest income	$148,540	$69,658	$78,882	113%

Interest expense:
Interest on revolving line of credit	$7,438,315	$9,482,817	$(2,044,502)	(22)%
Fees associated with revolving line of credit	215,134	210,459	4,675	2%
Amortization of deferred financing costs	690,842	1,836,174	(1,145,332)	(62)%
Interest on financing lease liabilities	25,661	27,638	(1,977)	(7)%
Interest paid for notes payable	9,600	10,645	(1,045)	(10)%
Deferred cash payment accretion	—	189,671	(189,671)	(100)%
Total interest expense	$8,379,552	$11,757,404	$(3,377,852)	(29)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(19,617,172)	$433,301	$(20,050,473)	NM (1)
Natural gas	1,158,092	244,542	913,550	374%
Total realized gain (loss)	$(18,459,080)	$677,843	$(19,136,923)	NM (1)
Unrealized gain (loss):
Crude oil	$39,356,764	$12,145,940	$27,210,824	224%
Natural gas	2,826,742	1,824,271	1,002,471	55%
Total unrealized gain (loss)	$42,183,506	$13,970,211	$28,213,295	202%
Total gain (loss) on derivative contracts:	$23,724,426	$14,648,054	$9,076,372	62%

Gain (loss) on disposal of assets	$104,150	$155,293	$(51,143)	(33)%
Other income	$9,600	$150,770	$(141,170)	(94)%
(1) Not meaningful.
Interest income. Interest income increased from $69,658 to $148,540 as a result of $78,882 in higher earnings on excess cash balances in bank sweep accounts.
Interest expense. Interest expense decreased from $11.8 million to $8.4 million primarily due to lower amounts outstanding on the Credit Facility, with a weighted average daily debt of approximately $415.0 million during the second quarter of 2026 compared to approximately $456.3 million during the second quarter of 2025, coupled with a reduction in interest rates, with a weighted average annual interest rate of 7.4% in the second quarter of 2026 compared to 8.5% in the second quarter of 2025. Also impacting the decrease in interest expense was a reduction in deferred financing costs recognized from the credit agreement modification which was completed in June 2025.
Gain (loss) on derivative contracts. We recorded a gain on derivative contracts of $23.7 million for the three months ended June 30, 2026 compared to a gain on derivative contracts of $14.6 million for the three months ended June 30, 2025. For the derivative contract settlements, we recorded a realized loss of $18.5 million for the three months ended June 30, 2026 and a realized gain of $0.7 million for the three months ended June 30, 2025. The change of $19.1 million in the realized gain (loss) was primarily a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized gain of $42.2 million for the three months ended June 30, 2026 and an unrealized gain of $14.0 million for the three months ended June 30, 2025. The change in position was primarily due to the changes in crude oil futures prices.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets decreased by $51,143 from $155,293 during the three months ended June 30, 2025 to $104,150 during the three months ended June 30, 2026, with a reduction of $74,285 from the sale of leased vehicles, offset by an increase of $23,142 from selling owned vehicles.
Other income. The Company's other income decreased by $141,170, due to a reduction of $150,770 from a pipeline easement lease, offset by an increase of $9,600 from a ranching lease.
Other Income (Expense) for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Interest income	$219,069	$159,716	$59,353	37%

Interest expense:
Interest on revolving line of credit	$15,119,866	$17,430,459	$(2,310,593)	(13)%
Fees associated with revolving line of credit	408,611	487,848	(79,237)	(16)%
Amortization of deferred financing costs	1,384,990	3,074,667	(1,689,677)	(55)%
Interest on financing lease liabilities	49,547	56,379	(6,832)	(12)%
Interest paid for notes payable	16,147	17,166	(1,019)	(6)%
Deferred cash payment accretion	—	189,671	(189,671)	(100)%
Total interest expense	$16,979,161	$21,256,190	$(4,277,029)	(20)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(25,675,828)	$(206,966)	$(25,468,862)	NM (1)
Natural gas	1,940,737	331,215	1,609,522	486%
Total realized gain (loss)	$(23,735,091)	$124,249	$(23,859,340)	NM (1)
Unrealized gain (loss):
Crude oil	$(40,436,306)	$14,487,365	$(54,923,671)	(379)%
Natural gas	5,664,898	(892,350)	6,557,248	735%
Total unrealized gain (loss)	$(34,771,408)	$13,595,015	$(48,366,423)	(356)%
Total gain (loss) on derivative contracts:	$(58,506,499)	$13,719,264	$(72,225,763)	(526)%

Gain (loss) on disposal of assets	$104,150	$279,903	$(175,753)	(63)%
Other income	$15,437	$159,712	$(144,275)	(90)%
(1) Not meaningful.
Interest income. Interest income increased $59,353 from $159,716 to $219,069, as a result of $37,135 in higher earnings on excess cash balances in bank sweep accounts, as well as an increase of $22,218 in severance tax interest receipts.
Interest expense. Interest expense decreased by approximately $4.3 million from $21.3 million to $17.0 million, primarily due to lower interest rates, with a weighted average annual interest rate of 7.3% during the six months ended June 30, 2026 compared to 8.4% during the six months ended June 30, 2025, as well as lower amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $422.7 million during the six months ended June 30, 2026 compared to approximately $425.0 million during the six months ended June 30, 2025. Also impacting the reduction in interest expense was a decrease in the amortization of deferred financing costs as a result of the amendment and restatement of the credit agreement in the second quarter of 2025.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $58.5 million for the six months ended June 30, 2026 and a gain on derivative contracts of $13.7 million for the six months ended June 30, 2025. For the derivative contract settlements, we recorded a realized loss of $23.7 million for the six months ended June 30, 2026 compared with a realized gain of $0.1 million for the six months ended June 30, 2025. The change of $23.9 million in the realized derivative gain (loss) was primarily a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $34.8 million for the six months ended June 30, 2026 and an unrealized gain of $13.6 million for the six months ended June 30, 2025. This negative change in unrealized derivatives primarily reflects changes in the crude oil forward pricing curve during the quarter.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets decreased by $175,753 from $279,903 to $104,150 with $205,869 of the decrease from the sale of leased vehicles offset by a positive $30,116 from selling owned vehicles.
Other income. Other income decreased $144,275 from $159,712 to $15,437 due to a reduction of $150,770 from a pipeline easement lease and a reduction of $3,105 in income from the Company's charge card rebate program, offset by an increase of $9,600 in income from a ranching lease.
Benefit from (Provision for) Income Taxes: for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(542,196)	$(5,776,325)	$5,234,129	91%
Current state income tax (provision)	(59,649)	(147,461)	87,812	60%
Deferred state income tax benefit (provision)	(486,201)	(183,639)	(302,562)	(165)%
Benefit from (Provision for) Income Taxes	$(1,088,046)	$(6,107,425)	$5,019,379	82%

Provision for income taxes. The provision for income taxes changed from a provision of $6.1 million for the three months ended June 30, 2025 to a provision of $1.1 million for the three months ended June 30, 2026, due to the decrease in pre-tax book income for the three months ended June 30, 2026, netted against the recording of the valuation allowance. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2026, taking into account all applicable tax rates and laws.
Benefit from (Provision for) Income Taxes: for the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$10,160,342	$(8,592,403)	$18,752,745	218%
Current state income tax (provision)	(155,236)	(283,854)	128,618	45%
Deferred state income tax benefit (provision)	895,261	(272,345)	1,167,606	429%
Benefit from (Provision for) Income Taxes	$10,900,367	$(9,148,602)	$20,048,969	219%

Provision for income taxes. The provision for income taxes changed from a provision of $9.1 million for the six months ended June 30, 2025 to a benefit of $10.9 million for the six months ended June 30, 2026 due to a year-to-date pre-tax loss for the six months ended June 30, 2026. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2026, taking into account all applicable tax rates and laws.

Liquidity and Capital Resources
Cash Flows
As of June 30, 2026, we had cash on hand of $1.1 million, compared to $0.9 million as of December 31, 2025. We actively manage our cash to optimize liquidity and minimize outstanding debt and associated interest costs. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the six months ended June 30, 2026 of $66.7 million, compared to net cash provided by operating activities of $61.7 million for the same period in 2025, which was primarily due to higher year to date revenues, which resulted in more cash received from purchasers, offset by higher realized derivative losses. We had net cash used in investing activities of $71.9 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $121.0 million for the same period in 2025, driven by the payments made for the Lime Rock acquisition in 2025, with no comparable acquisition made to date in 2026. Capital expenditures for the development of oil and natural gas properties grew meaningfully and the Company sold non-operated working interests in 2026, as reflected in proceeds from divestiture of oil and natural gas properties. Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2026 and net cash provided by financing activities was $57.4 million for the six months ended June 30, 2025, during which time $60.0 million was the net paydown and $63.0 million was the net borrowing of principal on our Credit Facility, respectively.
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
Availability of Capital Resources under Credit Facility
As of June 30, 2026, $360 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in June 2029. The borrowing base under our Credit Facility is $585 million. The borrowing base is redetermined semi-annually each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
Equity Offering

In May 2026, the Company completed an underwritten public offering of 44,444,445 shares of common stock at a public offering price of $1.35 per share and gross proceeds of $60.0 million. In June 2026, the underwriters exercised an option to purchase an additional 6,666,666 shares of common stock at a public offering price of $1.35 per share and gross proceeds of $9.0 million. The sale of common stock resulted in total gross proceeds of $69.0 million and net proceeds of $64.5 million, after deducting underwriting fees and offering expenses.
Derivative Financial Instruments
The following table reflects the contracts outstanding as of June 30, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

Oil Hedges (WTI)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

Swaps:
Hedged volume (Bbl)	263,400	529,000	509,500	492,000	432,000	412,963	—	—
Weighted average swap price	$61.77	$65.34	$62.82	$60.45	$61.80	$57.59	$—	$—

Two-way collars:
Hedged volume (Bbl)	563,685	368,000	2,935	—	32,910	33,435	430,080	415,580
Weighted average put price	$60.82	$65.00	$62.50	$—	$60.00	$60.00	$55.59	$57.50
Weighted average call price	$76.19	$80.00	$73.65	$—	$72.30	$72.30	$66.02	$73.02

Gas Hedges (Henry Hub)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

NYMEX Swaps:
Hedged volume (MMBtu)	600,016	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567	984,322
Weighted average swap price	$4.19	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77	$3.77

Two-way collars:
Hedged volume (MMBtu)	648,728	128,000	717,000	694,000	—	—	—	—
Weighted average put price	$3.10	$3.50	$3.99	$3.00	$—	$—	$—	$—
Weighted average call price	$4.24	$5.42	$5.21	$4.32	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q3 2028	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030

NYMEX Swaps:
Hedged volume (MMBtu)	956,865	931,539	908,117	886,933	866,585	846,134	—
Weighted average swap price	$3.77	$3.77	$3.67	$3.67	$3.67	$3.67	$—

Gas Hedges (basis differential)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028

Waha basis swaps:
Hedged volume (MMBtu)	374,623	411,451	196,372	480,325	464,360	449,846	435,403	—
Weighted average spread price (1)	$2.15	$1.81	$0.78	$0.78	$0.78	$0.78	$0.68	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	874,121	788,851	960,307	636,710	615,547	596,306	577,163	—
Weighted average spread price (1)	$2.16	$1.92	$0.72	$0.67	$0.67	$0.67	$0.60	$—
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At June 30, 2026, 100% of our derivative instruments were with lenders under our Credit Facility.
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
As of June 30, 2026, we had no off-balance sheet financing arrangements.

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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $41.9 million as of June 30, 2026). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the six months ended June 30, 2026. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Six Months Ended	As of
	June 30, 2026	June 30, 2026
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Phillips 66 Company	72%	72%
Energy Transfer Crude Marketing	13%	13%
Concord Energy LLC	11%	9%
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
As of June 30, 2026, we had $360 million outstanding on our Credit Facility with a weighted average annual interest rate for the six months ended June 30, 2026 of 7.3%. A 1% change in the interest rate on our Credit Facility would result in an estimated $3.6 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Currency Exchange Rate Risk
The Company had no Foreign sales and accepts payment for its commodity sales only in U.S. dollars. Ring is therefore not exposed to foreign currency exchange rate risk on these sales.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
There were no material developments during the quarter ended June 30, 2026 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3:     Defaults Upon Senior Securities
None.

Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: August 5, 2026	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Sundip S. Johl
Sundip S. Johl
Chief Financial Officer
(Principal Financial Officer)