Form 10-Q
period 2026-09-30
RING ENERGY, INC.
filed 2026-11-05
CIK 1384195

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had outstanding 260,539,607 shares of common stock ($0.001 par value).

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
•management’s ability to execute our operating and strategic plans;
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

RING ENERGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,473,639	$902,913
Accounts receivable	49,387,082	30,938,908
Joint interest billing receivables, net	1,327,039	1,623,991
Derivative assets	7,115,775	21,468,134
Inventory	6,068,196	5,312,715
Prepaid expenses and other assets	2,526,316	1,822,751
Total Current Assets	67,898,047	62,069,412
Properties and Equipment
Oil and natural gas properties, full cost method	1,855,601,600	1,891,510,431
Financing lease asset subject to depreciation	3,677,613	3,633,586
Fixed assets subject to depreciation	3,404,826	3,504,788
Total Properties and Equipment	1,862,684,039	1,898,648,805
Accumulated depreciation, depletion and amortization	(629,969,873)	(569,180,901)
Net Properties and Equipment	1,232,714,166	1,329,467,904
Operating lease asset	850,696	1,285,159
Derivative assets	8,955,873	9,739,430
Deferred financing costs	7,314,084	9,337,344
Total Assets	$1,317,732,866	$1,411,899,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$117,296,494	$90,258,731
Income tax liability	390,507	356,436
Financing lease liability	646,731	730,564
Operating lease liability	498,844	586,614
Derivative liabilities	44,004,900	841,193
Notes payable	1,006,152	505,752
Asset retirement obligations	291,844	418,526
Total Current Liabilities	164,135,472	93,697,816

Non-current Liabilities
Deferred income taxes	12,755,515	22,298,701
Revolving line of credit	350,000,000	420,000,000
Financing lease liability, less current portion	439,869	593,146
Operating lease liability, less current portion	442,008	819,223
Derivative liabilities	20,007,162	2,512,692
Asset retirement obligations	30,632,348	29,972,429
Total Liabilities	578,412,374	569,894,007
Commitments and contingencies (See Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.001 par value; 450,000,000 shares authorized; 260,539,607 shares and 207,656,929 shares issued and outstanding, respectively	260,539	207,657
Additional paid-in capital	882,438,355	812,777,586
Retained earnings (Accumulated deficit)	(143,378,402)	29,019,999
Total Stockholders’ Equity	739,320,492	842,005,242
Total Liabilities and Stockholders' Equity	$1,317,732,866	$1,411,899,249
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Oil, Natural Gas, and Natural Gas Liquids Revenues	$102,343,662	$78,601,336	$280,696,815	$240,295,302

Costs and Operating Expenses
Lease operating expenses	19,367,227	20,518,472	55,899,033	60,442,005
Gathering, transportation and processing costs	180,787	126,569	399,738	463,990
Ad valorem taxes	2,210,911	2,446,565	6,615,608	5,627,320
Oil and natural gas production taxes	4,584,698	3,670,987	13,186,208	11,088,049
Depreciation, depletion and amortization	20,900,733	25,225,345	62,421,571	73,411,242
Ceiling test impairment	—	72,912,330	162,086,257	72,912,330
Asset retirement obligation accretion	405,729	390,563	1,203,169	1,099,363
Operating lease expense	124,187	175,091	474,368	525,272
General and administrative expense	9,046,598	8,139,771	24,439,606	23,898,266
Total Costs and Operating Expenses	56,820,870	133,605,693	326,725,558	249,467,837

Income (Loss) from Operations	45,522,792	(55,004,357)	(46,028,743)	(9,172,535)

Other Income (Expense)
Interest income	108,728	74,253	327,797	233,969
Interest (expense)	(7,695,843)	(10,052,320)	(24,675,004)	(31,308,510)
Gain (loss) on derivative contracts	(53,200,280)	444,305	(111,706,779)	14,163,569
Gain (loss) on disposal of assets	52,331	105,642	156,481	385,545
Other income	—	—	15,437	159,712
Net Other Income (Expense)	(60,735,064)	(9,428,120)	(135,882,068)	(16,365,715)

Income (Loss) Before Benefit from (Provision for) Income Taxes	(15,212,272)	(64,432,477)	(181,910,811)	(25,538,250)

Benefit from (Provision for) Income Taxes	(1,387,957)	12,800,947	9,512,410	3,652,345

Net Income (Loss)	$(16,600,229)	$(51,631,530)	$(172,398,401)	$(21,885,905)

Basic Earnings (Loss) per Share	$(0.06)	$(0.25)	$(0.74)	$(0.11)
Diluted Earnings (Loss) per Share	$(0.06)	$(0.25)	$(0.74)	$(0.11)
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
For the Nine Months Ended September 30, 2026	Shares	Amount
Balance, December 31, 2025	207,656,929	$207,657	$812,777,586	$29,019,999	$842,005,242
Restricted stock vested	2,400,525	2,401	(2,401)	—	—
Shares to cover tax withholdings for restricted stock vested	(662,344)	(663)	663	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(960,620)	—	(960,620)
Share-based compensation	—	—	1,524,808	—	1,524,808
Net loss	—	—	—	(220,591,482)	(220,591,482)
Balance, March 31, 2026	209,395,110	$209,395	$813,340,036	$(191,571,483)	$621,977,948
Restricted stock vested	20,000	20	(20)	—	—
Shares to cover tax withholdings for restricted stock vested	(5,930)	(6)	6	—	—
Share-based compensation	—	—	2,149,596	—	2,149,596
Issuance of shares for underwritten public offering	51,111,111	51,111	64,451,797	—	64,502,908
Net income	—	—	—	64,793,310	64,793,310
Balance, June 30, 2026	260,520,291	$260,520	$879,941,415	$(126,778,173)	$753,423,762
Restricted stock vested	25,534	25	(25)	—	—
Shares to cover tax withholdings for restricted stock vested	(6,218)	(6)	6	—	—
Share-based compensation	—	—	2,497,039	—	2,497,039
Underwritten public offering	—	—	(80)	—	(80)
Net loss	—	—	—	(16,600,229)	(16,600,229)
Balance, September 30, 2026	260,539,607	$260,539	$882,438,355	$(143,378,402)	$739,320,492

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	198,561,378	$198,561	$800,419,719	$63,751,198	$864,369,478
Restricted stock vested	1,983,465	1,983	(1,983)	—	—
Shares to cover tax withholdings for restricted stock vested	(488,596)	(488)	488	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(896,431)	—	(896,431)
Common stock issuance for Lime Rock Acquisition	6,452,879	6,453	7,414,358	—	7,420,811
Share-based compensation	—	—	1,690,958	—	1,690,958
Net income	—	—	—	9,110,738	9,110,738
Balance, March 31, 2025	206,509,126	$206,509	$808,627,109	$72,861,936	$881,695,554
Restricted stock vested	41,834	42	(42)	—	—
Shares to cover tax withholdings for restricted stock vested	(8,345)	(9)	9	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(57,015)	—	(57,015)
Share-based compensation	—	—	1,351,839	—	1,351,839
Net income	—	—	—	20,634,887	20,634,887
Balance, June 30, 2025	206,542,615	$206,542	$809,921,900	$93,496,823	$903,625,265
Restricted stock vested	349,726	350	(350)	—	—
Shares to cover tax withholdings for restricted stock vested	(85,162)	(85)	85	—	—
Payments to cover tax withholdings for restricted stock vested, net	—	—	(225,977)	—	(225,977)
Performance stock vested	549,900	550	(550)	—	—
Shares to cover tax withholdings for performance stock vested	(133,902)	(134)	134	—	—
Share-based compensation	—	—	1,618,600	—	1,618,600
Net loss	—	—	—	(51,631,530)	(51,631,530)
Balance, September 30, 2025	207,223,177	$207,223	$811,313,842	$41,865,293	$853,386,358
    The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities
Net income (loss)	$(172,398,401)	$(21,885,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	62,421,571	73,411,242
Ceiling test impairment	162,086,257	72,912,330
Asset retirement obligation accretion	1,203,169	1,099,363
Amortization of deferred financing costs	2,058,721	3,768,292
Share-based compensation	6,171,443	4,661,397
Credit loss expense	143,303	19,029
(Gain) loss on disposal of assets	(156,481)	(385,545)
Deferred income tax expense (benefit)	(9,707,992)	(4,208,267)
Excess tax expense (benefit) related to share-based compensation	164,806	232,296
(Gain) loss on derivative contracts	111,706,779	(14,163,569)
Cash received (paid) for derivative settlements, net	(35,912,686)	2,710,479
Changes in operating assets and liabilities:
Accounts receivable	(18,294,525)	2,299,483
Inventory	(755,481)	(937,541)
Prepaid expenses and other assets	(703,565)	(496,396)
Accounts payable	23,852,444	(12,039,039)
Settlement of asset retirement obligation	(2,144,812)	(837,065)
Net Cash Provided by Operating Activities	129,734,550	106,160,584
Cash Flows From Investing Activities
Payments for Lime Rock Acquisition	—	(72,569,545)
Payments to purchase oil and natural gas properties	(22,689,104)	(1,512,415)
Payments to develop oil and natural gas properties	(135,562,945)	(70,251,975)
Proceeds from divestiture of oil and natural gas properties	35,368,950	100
Insurance proceeds received for damage to oil and natural gas properties	—	260,446
Payments to acquire or improve fixed assets subject to depreciation	(15,423)	(175,369)
Proceeds from sale of fixed assets subject to depreciation	100,832	17,360
Net Cash Used in Investing Activities	(122,797,690)	(144,231,398)
Cash Flows From Financing Activities
Proceeds from revolving line of credit	172,000,000	201,322,997
Payments on revolving line of credit	(242,000,000)	(158,322,997)
Proceeds from issuance of common stock	64,563,820	—
Payments for taxes withheld on vested restricted shares, net	(908,048)	(961,446)
Proceeds from notes payable	1,657,810	1,648,539
Payments on notes payable	(1,157,410)	(1,143,107)
Payment of deferred financing costs	(35,460)	(5,713,978)
Reduction of financing lease liabilities	(486,846)	(338,682)
Net Cash Provided by (Used in) Financing Activities	(6,366,134)	36,491,326
Net Increase (Decrease) in Cash	570,726	(1,579,488)
Cash at Beginning of Period	902,913	1,866,395
Cash at End of Period	$1,473,639	$286,907

RING ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental Cash Flow Information
Cash paid for interest	$23,885,898	$23,559,423
Cash paid (refunded) for income taxes	(3,295)	347,487

Noncash Investing and Financing Activities
Asset retirement obligation incurred during development	$55,007	$77,323
Asset retirement obligation acquired	—	2,721,571
Asset retirement obligation revision of estimate	233,184	—
Asset retirement obligation sold	(69,166)	(65,129)
Financing lease assets obtained in exchange for new financing lease liability, net (1)	383,073	453,829
Change in capitalized expenditures attributable to drilling projects financed through current liabilities	3,075,303	2,097,669
Offering costs incurred and not yet paid	60,992	—

Lime Rock Acquisition Supplemental Schedule
Investing Activities - Cash Paid
Cash paid to Lime Rock on closing	$—	$63,599,939
Escrow deposit released at closing	—	5,000,000
Direct transaction costs	—	2,576,648
Cash paid for fixed assets acquired	—	(34,275)
Purchase price adjustments paid to third parties	—	1,427,233
Payments for the Lime Rock Acquisition	$—	$72,569,545
Investing Activities - Noncash
Assumption of suspense liability	$—	$459,096
Assumption of ad valorem tax liability	—	405,549
Assumption of asset retirement obligation	—	2,587,179
Deferred cash payment at fair value	—	9,415,066
Financing Activities - Noncash
Common stock issued for acquisition	$—	$7,420,811
(1) Included within the financing lease assets obtained in exchange for new financing lease liability, net is $— of finance lease asset terminations for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company had $96,820 in finance lease asset terminations.
The accompanying notes are an integral part of these unaudited condensed financial statements.

RING ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Condensed Financial Statements – The accompanying condensed financial statements prepared by Ring Energy, Inc., a Nevada corporation (the “Company,” "Ring Energy," “Ring,” "we," "us," or "our"), have not been audited by an independent registered public accounting firm. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments necessary for fair presentation of the results of operations for the periods presented, which adjustments were of a normal recurring nature, except as disclosed herein. The condensed results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, for various reasons, including the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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
Organization and Nature of Operations – Ring Energy is a growth-oriented independent oil and natural gas exploration and production company based in The Woodlands, Texas engaged in oil and natural gas development, production, acquisition, and exploration activities currently focused in the Permian Basin of Texas. Our drilling operations target the oil and liquids rich producing formations in the Northwest Shelf and the Central Basin Platform, in the Permian Basin in Texas.
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
Cash and cash equivalents – The Company had cash in excess of federally insured limits of $1,223,639 and $652,913 as of September 30, 2026 and December 31, 2025, respectively. The Company places its cash with a high credit quality financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
Accounts receivable – Substantially all of the Company’s accounts receivable is from purchasers of oil and natural gas. Oil and natural gas sales are generally unsecured. Accounts receivable from purchasers outstanding longer than the contractual payment terms are considered past due. The Company has not had any significant credit losses in the past and believes its accounts receivable are materially collectable. During the nine months ended September 30, 2026, sales to three purchasers represented 72%, 11% and 11%, respectively, of total oil, natural gas, and natural gas liquids sales. As of September 30, 2026, receivables outstanding from these three purchasers represented 82%, 0% and 8%, respectively, of accounts receivable.
The following table reflects the Company's beginning and ending balances of its accounts receivables from purchasers of its oil and gas for the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended
	September 30, 2026	September 30, 2025
Beginning balance of accounts receivable from purchasers of oil and gas	$41,907,240	$36,251,914
Ending balance of accounts receivable from purchasers of oil and gas	48,168,956	32,354,972

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance of accounts receivable from purchasers of oil and gas	$29,591,571	$33,774,968
Ending balance of accounts receivable from purchasers of oil and gas	48,168,956	32,354,972
The following table indicates the Company's provisions for credit loss expense associated with its accounts receivable from purchasers of its oil and gas ("O&G") during the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Credit loss expense, O&G	$—	$—	$92,432	$—
The following table reflects the Company's accounts receivable from purchasers of its oil and gas and allowance for credit losses as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Accounts receivable from purchasers of oil and gas	$48,261,388	$29,591,571
Allowance for credit losses	(92,432)	—
Accounts receivable from purchasers of oil and gas, net	$48,168,956	$29,591,571
Joint interest billing receivables, net – The Company also has joint interest billing ("JIB") receivables. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself. Receivables from joint interest owners outstanding longer than the contractual payment terms are considered past due. The following table indicates the Company's provisions for credit loss expense associated with its joint interest billing receivables during the three and nine months ended September 30, 2026 and September 30, 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Credit loss expense, JIB	$50,871	$907	$50,871	$19,029
The following table reflects the Company's joint interest billing receivables and allowance for credit losses as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Joint interest billing receivables	$1,578,672	$1,824,753
Allowance for credit losses	(251,633)	(200,762)
Joint interest billing receivables, net	$1,327,039	$1,623,991
The increase of $50,871 in the allowance for credit losses during the nine months ended September 30, 2026 was primarily for owner billings considered uncollectible with no offsetting revenues held in suspense.
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

Production imbalances – The Company accounts for natural gas production imbalances using the sales method, which recognizes revenue on all natural gas sold even though the natural gas volumes sold may be more or less than the Company's ownership entitles it to sell. Liabilities are recorded for imbalances greater than the Company’s proportionate share of remaining estimated natural gas reserves. The Company recorded no imbalances as of September 30, 2026 or December 31, 2025.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2026 and December 31, 2025, the Company had no such investments.
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
All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. The following table shows total depletion and the depletion per barrel-of-oil-equivalent rate, for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depletion	$20,616,930	$24,902,199	$61,588,426	$72,381,413
Depletion rate, per barrel-of-oil-equivalent (Boe)	$10.86	$13.02	$11.28	$13.15
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
Primarily as a result of lower oil prices incorporated into the twelve-month average prices used in the ceiling test calculation, the Company recorded a non-cash impairment of its oil and natural gas properties of $162,086,257 during the nine months ended September 30, 2026. No impairment was recorded during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded a non-cash ceiling test impairment of $72,912,330.
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
Depreciation of buildings and structures, equipment, software, leasehold improvements, automobiles, and UAV is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3‑5 years
Office equipment and software	3‑7 years
Equipment	5‑10 years
Automobiles	4 years
Buildings and structures	7 years
UAV	3 years
The following table provides information on the Company's depreciation expense for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation	$72,479	$105,933	$214,912	$309,211
During the three and nine months ended September 30, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of owned vehicles, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sale of owned vehicles	$—	$—	$23,142	$(6,974)
Sale of leased vehicles	52,331	105,642	133,339	392,519
Gain (loss) on disposal of assets	$52,331	$105,642	$156,481	$385,545
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
As of September 30, 2026 and December 31, 2025, the notes payable balances included in current liabilities on the Condensed Balance Sheets were $1,006,152 and $505,752, respectively.
The following table reflects the weighted average notes payable balances and the weighted average interest rate on the weighted average notes payable outstanding during the period as of and for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average notes payable balance	$1,306,897	$1,295,192	$659,230	$646,316
Weighted average interest rate on weighted average notes payable	7.09%	7.94%	7.95%	8.85%
The following table shows interest paid related to notes payable for the three and nine months ended September 30, 2026 and 2025. This interest is included within "Interest (expense)" in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest paid for notes payable	$23,172	$25,710	$39,319	$42,876
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
In assessing the Company’s deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. During the three months ended March 31, 2026, the Company determined that certain existing deferred tax assets will not be offset by existing deferred tax liabilities as a result of the 80% limitation on the utilization net operating losses incurred after 2017. As of September 30, 2026, the Company is in a three-year cumulative loss position mainly driven by the book impairment recognized in the first quarter of 2026. As a result, future forecasted pre-tax book income was not considered in assessing the valuation allowance. We also consider the reversal of deferred tax liabilities and available tax planning strategies. Based on our evaluation of the realizability of the related federal deferred tax assets in the current year, the Company recorded $23.2 million of valuation allowance as part of the estimated annual effective tax rate in the nine months ended September 30, 2026. As of December 31, 2025, the Company did not carry a valuation allowance against its federal and state deferred tax assets.
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

The Company recorded the following federal and state income tax benefits (provisions) for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Deferred federal income tax benefit (provision)	$(1,571,208)	$12,558,220	$8,589,134	$3,965,817
Current state income tax benefit (provision)	124,460	(39,816)	(30,776)	(323,670)
Deferred state income tax benefit (provision)	58,791	282,543	954,052	10,198
Benefit from (Provision for) Income Taxes	$(1,387,957)	$12,800,947	$9,512,410	$3,652,345

Effective tax rate (1)	(9.12)%	19.87%	5.23%	14.30%

(1) The Company’s overall effective tax rate is calculated as Benefit from (Provision for) Income Taxes divided by Income (Loss) Before Benefit from (Provision for) Income Taxes. The effective tax rates for the three and nine months ended September 30, 2026 were lower than the federal statutory corporate tax rate, primarily impacted by the recording of a valuation allowance on the Company's federal net deferred tax assets. A tax expense of $23.2 million related to the valuation allowance was recorded as part of the estimated annual effective tax rate in the nine months ended September 30, 2026. The effective tax rates for the three and nine months ended September 30, 2025 were lower than the federal statutory corporate tax rates, primarily impacted by state income taxes.
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
Share-Based Compensation – The following table summarizes the Company's share-based compensation, included with General and administrative expense within our Condensed Statements of Operations, incurred for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share-based compensation	$2,497,039	$1,618,600	$6,171,443	$4,661,397
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
Disaggregation of revenue – The following table presents revenues disaggregated by product for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Oil, Natural Gas, and Natural Gas Liquids Revenues
Oil	$98,726,711	$78,884,753	$285,098,930	$238,168,279
Natural gas (1)	(568,258)	(2,253,323)	(14,043,727)	(4,794,987)
Natural gas liquids	4,185,209	1,969,906	9,641,612	6,922,010
Total oil, natural gas, and natural gas liquids revenues	$102,343,662	$78,601,336	$280,696,815	$240,295,302
(1) In the three and nine months ended September 30, 2026 and 2025, the Company experienced a net negative total gas revenue, due to lower gross realized sales prices per Mcf compared to the plant fees per Mcf.
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
The Company has month to month leases for office equipment and compressors used in its operations on which the Company has elected to apply ASU 2016-02 (i.e. to not capitalize). The office equipment and compressors are not subject to capitalization based on the agreement and nature of use. These leases are for terms that are less than 12 months and the Company does not intend to continue to lease this equipment for more than 12 months. The lease costs associated with these leases are reflected in the short-term lease costs within Lease operating expenses, shown below.
The Company has financing leases for vehicles. These leases have an initial term of 36 months at the end of which the Company owns the vehicles. These vehicles are generally sold at the end of their term, and the proceeds are settled in cash or applied to a new vehicle.
Future lease payments associated with these operating and financing leases as of September 30, 2026 are as follows:

	2026	2027	2028	2029	2030	Other Future Years	Total
Operating lease payments	$131,759	$460,497	$250,606	$149,628	$—	$—	$992,490
Financing lease payments	210,799	608,872	302,366	43,626	—	—	1,165,663
The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of the dates indicated.

	As of
	September 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term (in years)	2.29	2.71
Weighted average discount rate	4.50%	4.50%

Finance leases
Weighted average remaining lease term (in years)	1.76	1.99
Weighted average discount rate	7.50%	7.50%

The following table represents a reconciliation between the undiscounted future cash flows in the table above and the operating and financing lease liabilities disclosed in the Condensed Balance Sheets:

	As of
	September 30, 2026	December 31, 2025
Operating lease liability, current portion	$498,844	$586,614
Operating lease liability, non-current portion	442,008	819,223
Operating lease liability, total	$940,852	$1,405,837
Total undiscounted future cash flows (sum of future operating lease payments)	992,490	1,497,380
Imputed interest	51,638	91,543
Undiscounted future cash flows less imputed interest	$940,852	$1,405,837

Financing lease liability, current portion	$646,731	$730,564
Financing lease liability, non-current portion	439,869	593,146
Financing lease liability, total	$1,086,600	$1,323,710
Total undiscounted future cash flows (sum of future financing lease payments)	1,165,663	1,428,999
Imputed interest	79,063	105,289
Undiscounted future cash flows less imputed interest	$1,086,600	$1,323,710
The following table provides supplemental information regarding lease costs in the Condensed Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease costs	$124,187	$175,091	$474,368	$525,272
Short-term lease costs (1)	812,000	1,143,136	2,446,993	3,555,538
Financing lease costs:
Amortization of financing lease assets (2)	211,324	217,213	618,233	720,618
Interest on financing lease liabilities (3)	22,582	24,330	72,129	80,709
(1)Amount included in Lease operating expenses
(2)Amount included in Depreciation, depletion and amortization
(3)Amount included in Interest (expense)
During the three and nine months ended September 30, 2026 and 2025, the Company recorded a gain (loss) on disposal of assets, which was impacted by the sale of leased vehicles, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sale of owned vehicles	$—	$—	$23,142	$(6,974)
Sale of leased vehicles	52,331	105,642	133,339	392,519
Gain (loss) on disposal of assets	$52,331	$105,642	$156,481	$385,545

NOTE 4 — EARNINGS (LOSS) PER SHARE INFORMATION
The following table presents the calculation of the Company's basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025. For all dilutive securities, the treasury stock method of calculating the incremental shares was applied.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income (Loss)	$(16,600,229)	$(51,631,530)	$(172,398,401)	$(21,885,905)
Basic Weighted-Average Shares Outstanding	260,533,239	206,688,003	234,543,417	204,223,621
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Performance stock units	—	—	—	—
Common warrants	—	—	—	—
Diluted Weighted-Average Shares Outstanding	260,533,239	206,688,003	234,543,417	204,223,621
Basic Earnings (Loss) per Share	$(0.06)	$(0.25)	$(0.74)	$(0.11)
Diluted Earnings (Loss) per Share	$(0.06)	$(0.25)	$(0.74)	$(0.11)
The following table presents the securities which were excluded from the Company's computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025, as their effect would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Anti-dilutive securities:
Stock options to purchase common stock	36,000	64,848	42,703	65,280
Unvested restricted stock units	8,088,166	5,328,767	7,535,054	5,262,174
Unvested performance stock units	5,757,608	3,403,082	4,237,201	2,776,101

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
Oil and Gas Leasehold Acquisition
On August 3, 2026, the Company closed on a purchase agreement to purchase certain oil and gas leasehold interests located in the Central Basin Platform. The total purchase price was approximately $17.4 million.
Crane, Ward, and Winkler County Divestiture
On August 17, 2026, the Company completed the sale of certain non-core assets in Crane, Ward, and Winkler Counties to an undisclosed buyer for a total purchase price of $9.0 million.

Crane County Waddell Divestiture
On September 30, 2026, the Company completed the sale of certain non-core assets in Crane County, primarily in the Waddell area, to an undisclosed buyer for a total purchase price of approximately $21.5 million.
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
The following table presents the impact of the Company’s contracts on its Condensed Balance Sheets for the periods indicated.

	As of
	September 30, 2026	December 31, 2025
Commodity derivative instruments, marked to market:

Derivatives assets, current	$7,115,775	$21,468,134

Derivative assets, noncurrent	$8,955,873	$9,739,430

Derivative liabilities, current	$44,004,900	$841,193

Derivative liabilities, noncurrent	$20,007,162	$2,512,692
The components of “Gain (loss) on derivative contracts” from the Condensed Statements of Operations are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Oil derivatives:
Realized gain (loss) on oil derivatives	$(12,326,980)	$2,065,490	$(38,002,808)	$1,858,524
Unrealized gain (loss) on oil derivatives	(40,095,482)	(3,526,149)	(80,531,788)	10,961,216
Gain (loss) on oil derivatives	$(52,422,462)	$(1,460,659)	$(118,534,596)	$12,819,740

Natural gas derivatives:
Realized gain (loss) on natural gas derivatives	$149,385	$520,740	$2,090,122	$851,955
Unrealized gain (loss) on natural gas derivatives	(927,203)	1,384,224	4,737,695	491,874
Gain (loss) on natural gas derivatives	$(777,818)	$1,904,964	$6,827,817	$1,343,829

Gain (loss) on derivative contracts	$(53,200,280)	$444,305	$(111,706,779)	$14,163,569
The components of “Cash received (paid) for derivative settlements, net” within the Condensed Statements of Cash Flows are as follows for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash flows from operating activities
Cash received (paid) for oil derivatives	$(12,326,980)	$2,065,490	$(38,002,808)	$1,858,524
Cash received (paid) for natural gas derivatives	149,385	520,740	2,090,122	851,955
Cash received (paid) for derivative settlements, net	$(12,177,595)	$2,586,230	$(35,912,686)	$2,710,479
The following tables reflect the details of current derivative contracts as of September 30, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts).

Oil Hedges (WTI)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

Swaps:
Hedged volume (Bbl)	529,000	509,500	492,000	432,000	412,963	—	—	—
Weighted average swap price	$65.34	$62.82	$60.45	$61.80	$57.59	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	368,000	272,935	—	32,910	33,435	430,080	415,580	402,614
Weighted average put price	$65.00	$64.97	$—	$60.00	$60.00	$55.59	$57.50	$60.00
Weighted average call price	$80.00	$98.45	$—	$72.30	$72.30	$66.02	$73.02	$77.21

Swaps: WTI NYMEX Rolls
Hedged volume (BBL)	455,000	—	—	—	—	—	—	—
Weighted average swap price	$5.71	$—	$—	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

NYMEX Swaps:
Hedged volume (MMBtu)	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567	984,322	956,865
Weighted average swap price	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77	$3.77	$3.77

Two-way collars:
Hedged volume (MMBtu)	128,000	717,000	694,000	—	—	—	—	—
Weighted average put price	$3.50	$3.99	$3.00	$—	$—	$—	$—	$—
Weighted average call price	$5.42	$5.21	$4.32	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030	Q2 2030

NYMEX Swaps:
Hedged volume (MMBtu)	931,539	908,117	886,933	866,585	846,134	—	—
Weighted average swap price	$3.77	$3.67	$3.67	$3.67	$3.67	$—	$—

Gas Hedges (basis differential)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

Waha basis swaps:
Hedged volume (MMBtu)	411,451	196,372	480,325	464,360	449,846	435,403	—	—
Weighted average spread price (1)	$1.81	$0.78	$0.78	$0.78	$0.78	$0.68	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	788,851	960,307	636,710	615,547	596,306	577,163	—	—
Weighted average spread price (1)	$1.92	$0.72	$0.67	$0.67	$0.67	$0.60	$—	$—

Gas Hedges (basis differential)	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030	Q2 2030

Waha basis swaps:
Hedged volume (MMBtu)	—	—	—	259,975	253,840	—	—
Weighted average spread price (1)	$—	$—	$—	$0.61	$0.71	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	606,610	592,294	—	—
Weighted average spread price (1)	$—	$—	$—	$0.54	$0.64	$—	$—
(1) The gas basis swap hedges are calculated as the Henry Hub natural gas price less the fixed amount specified as the weighted average spread price above.

NOTE 7 — FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of these categories:

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
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary.
The following table summarizes the valuation of our assets and liabilities that are measured at fair value on a recurring basis (further detail in "NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS").

	Fair Value Measurement Classification
	Quoted prices in Active Markets for Identical Assets or (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025
Commodity Derivatives - Assets	$—	$31,207,564	$—	$31,207,564
Commodity Derivatives - Liabilities	$—	$(3,353,885)	$—	$(3,353,885)
Total	$—	$27,853,679	$—	$27,853,679

As of September 30, 2026
Commodity Derivatives - Assets	$—	$16,071,648	$—	$16,071,648
Commodity Derivatives - Liabilities	$—	$(64,012,062)	$—	$(64,012,062)
Total	$—	$(47,940,414)	$—	$(47,940,414)
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
As of September 30, 2026, $350 million was outstanding on the Credit Facility and the Company was in compliance with all covenants in the Credit Agreement.
Under the Credit Agreement, the applicable percentage for the unused commitment fee is 0.5% per annum for all levels of borrowing base utilization. As of September 30, 2026, the Company's unused line of credit was approximately $235.0 million, which was calculated by subtracting the outstanding Credit Facility balance of $350 million and standby letters of credit of $35,000 in total ($10,000 with a federal agency and $25,000 with an insurance company for New Mexico state surety bonds) from the $585 million borrowing base.

NOTE 9 — ASSET RETIREMENT OBLIGATION
The Company records the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the costs or timing estimates. The asset retirement obligation is incurred using an annual credit-adjusted risk-free discount rate at the applicable dates. A reconciliation for the asset retirement obligation during the nine months ended September 30, 2026 is as follows:

Balance, December 31, 2025	$30,390,955
Liabilities acquired	—
Liabilities incurred	55,007
Liabilities sold	(69,166)
Liabilities settled	(888,957)
Revision of estimate (1)	233,184
Accretion expense	1,203,169
Balance, September 30, 2026	$30,924,192
(1) The revisions recorded during the nine months ended September 30, 2026 consisted of additional acquired working interests in certain wells.
The following table presents the Company's current and non-current asset retirement obligation balances as of the periods specified.

	September 30, 2026	December 31, 2025
Asset retirement obligations, current	$291,844	$418,526
Asset retirement obligations, non-current	30,632,348	29,972,429
Asset retirement obligations	$30,924,192	$30,390,955
NOTE 10 — COMMON WARRANTS AND EQUITY OFFERING
Common Warrants – During the year ended December 31, 2024 and through October 2025, the Company had 78,200 exercisable common warrants outstanding, with a contractual exercise price of $0.80 per warrant. All of the common warrants expired in October 2025. During the nine months ended September 30, 2025, no common warrants were exercised.
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

NOTE 11 — SHARE-BASED COMPENSATION
Share-based compensation expense charged against income for share-based awards during the three and nine months ended September 30, 2026 and 2025 was as follows. These amounts are included in General and administrative expense in the Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Share-based compensation expense from:
Employee stock options	$—	$—	$—	$—
Restricted stock unit grants	1,440,421	1,097,438	4,170,754	3,367,412
Performance stock unit awards	1,056,618	521,162	2,000,689	1,293,985
Total share-based compensation	$2,497,039	$1,618,600	$6,171,443	$4,661,397
In 2011, the Board of Directors (the "Board") of the Company approved and adopted a long-term incentive plan (the “2011 Plan”), which was subsequently approved and amended by the stockholders. As of September 30, 2026, there were no shares available for grant under the 2011 Plan.
In 2021, the Board and Company stockholders approved and adopted the Ring Energy, Inc. 2021 Omnibus Incentive Plan (as amended, the “2021 Plan”). The 2021 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards, other share-based awards, other cash-based awards, or any combination of the foregoing. As of September 30, 2026, there were 3,418,220 shares available for grant under the 2021 Plan.
In connection with the hiring of the Company’s Executive Vice President and Chief Financial Officer in February 2026, the Board approved inducement awards to the executive officer that are comprised of 317,460 restricted stock units (“RSUs”) (the “Inducement RSUs”) and 476,190 performance stock units (“PSUs”) (for which up to 952,380 shares may be earned) (the “Inducement PSUs”). The Inducement RSUs will vest in three equal annual installments beginning on March 5, 2027, subject to continued service through the applicable vesting date. The Inducement PSUs have a performance period of January 1, 2026 to December 31, 2028, subject to performance goals and continued service through December 31, 2028. These inducement awards were granted outside of the 2021 Plan; however, they have terms and conditions consistent with those set forth under the 2021 Plan and generally vest under the same respective vesting schedules as RSU and PSU awards granted under the 2021 Plan. The Inducement RSUs are included in the RSU award table below. The Inducement PSUs are included in the PSU award table below.

Employee Stock Options
A summary of the status of the stock options as of September 30, 2026 and 2025 and changes during the respective nine month periods then ended are as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2024	65,500	$10.70
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2025	65,500	$10.70	1.31 years	$—
Exercisable, March 31, 2025	65,500	$10.70	1.31 years
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, June 30, 2025	65,500	$10.70	1.06 years	$—
Exercisable, June 30, 2025	65,500	$10.70	1.06 years
Granted	—	—
Forfeited	—	—
Expired	(10,000)	14.54
Exercised	—	—
Outstanding, September 30, 2025	55,500	$10.01	0.95 years	$—
Exercisable, September 30, 2025	55,500	$10.01	0.95 years

Outstanding, December 31, 2025	51,000	$10.18
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding, March 31, 2026	51,000	$10.18	0.52 years	$—
Exercisable, March 31, 2026	51,000	$10.18	0.52 years
Granted	—	—
Forfeited	—	—
Expired	(15,000)	$6.42
Exercised	—	—
Outstanding, June 30, 2026	36,000	$11.75	0.45 years	$—
Exercisable, June 30, 2026	36,000	$11.75	0.45 years
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Exercised	—	$—
Outstanding, September 30, 2026	36,000	$11.75	0.20 years	$—
Exercisable, September 30, 2026	36,000	$11.75	0.20 years

The intrinsic values were calculated using the closing price on September 30, 2026 of $1.31 and the closing price on September 30, 2025 of $1.09. As of September 30, 2026, the Company had $0 of unrecognized compensation cost related to stock options.
Restricted Stock Units
A summary of the RSUs outstanding as of September 30, 2026 and 2025, respectively, and changes during the respective nine month periods then ended are as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	3,817,128	$1.70
Granted	3,691,373	1.31
Forfeited or rescinded	—	—
Vested	(1,983,465)	1.75
Outstanding, March 31, 2025	5,525,036	$1.42
Granted	76,177	0.92
Forfeited or rescinded	(86,238)	1.31
Vested	(41,834)	2.12
Outstanding, June 30, 2025	5,473,141	$1.41
Granted	—	—
Forfeited or rescinded	(65,244)	1.36
Vested	(349,726)	1.57
Outstanding, September 30, 2025	5,058,171	$1.40

Outstanding, December 31, 2025	4,912,110	$1.40
Granted	5,716,485	1.28
Forfeited or rescinded	(39,395)	1.29
Vested	(2,400,525)	1.46
Outstanding, March 31, 2026	8,188,675	$1.29
Granted	25,000	1.33
Forfeited or rescinded	(79,768)	1.28
Vested	(20,000)	2.04
Outstanding, June 30, 2026	8,113,907	$1.29
Granted	27,211	1.47
Forfeited or rescinded	(21,429)	1.26
Vested	(25,534)	1.97
Outstanding, September 30, 2026	8,094,155	$1.29
As of September 30, 2026, the Company had $5,517,403 of unrecognized compensation cost related to RSU grants that will be recognized over a weighted average period of 2.04 years. Grant activity for the nine months ended September 30, 2026 was primarily RSU grants for the annual long-term incentive plan awards for employees.

Performance Stock Units
A summary of the PSUs outstanding as of September 30, 2026 and 2025, respectively, along with changes during the respective nine month periods then ended are as follows:

	Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2024	1,891,892	$2.47
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2025	1,891,892	$2.47
Granted	1,624,756	$0.93
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2025	3,516,648	$1.76
Granted	—	—
Forfeited or rescinded	—	—
Vested	(549,900)	1.83
Outstanding, September 30, 2025	2,966,748	$1.75

Outstanding, December 31, 2025	2,209,991	$1.42
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, March 31, 2026	2,209,991	$1.42
Granted	3,547,617	$2.18
Forfeited or rescinded	—	$—
Vested	—	$—
Outstanding, June 30, 2026	5,757,608	$1.89
Granted	—	—
Forfeited or rescinded	—	—
Vested	—	—
Outstanding, September 30, 2026	5,757,608	$1.89
As of September 30, 2026, the Company had $7,480,316 of unrecognized compensation cost related to the PSU awards that will be recognized over a weighted average period of 2.10 years.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Surety Bonds – As of September 30, 2026, the Company had $3,682,614 in total surety bonds. As of December 31, 2025, the Company had $2,275,000 in total surety bonds. A Texas Railroad Commission ("RRC") required blanket performance bond to operate 100 or more wells in the State of Texas in the amount of $250,000 and another RRC required blanket plugging extension bond in the amount of $2,000,000. Both RRC bonds have zero collateral requirements. A surety bond in the amount of $25,000 to operate wells in the State of New Mexico was also in place as of September 30, 2026 and December 31, 2025; however, that bond will likely be released as the Company no longer operates wells in New Mexico. In February 2026, the Company added an RRC required bond in the amount of $99,740 covering a produced water recycling pit. In April 2026, the Company obtained an RRC required bond in the amount of $1,207,874 covering another produced water recycling pit. In September 2026, the Company added an RRC required bond in the amount of $100,000 for another produced water recycling pit. Total expenses related to the surety bonds were $47,229 and $26,250 for the nine months ended September 30, 2026 and 2025, respectively. The New Mexico bond is supported by a $25,000 standby letter of credit collateralized by the Credit Facility.
Standby Letters of Credit – As of September 30, 2026 and December 31, 2025, the Company had total standby letters of credit outstanding of $35,000, consisting of a $10,000 standby letter of credit in favor of a federal agency and a $25,000 standby letter of credit issued to support bonding requirements related to the Company's former operations in the State of New Mexico. The Company no longer conducts operations in New Mexico and expects the standby letter of credit related to the New Mexico bonding requirements to be released, subject to regulatory approval. No amounts had been drawn under either standby letter of credit as of September 30, 2026 and December 31, 2025, and no liability has been recorded in the accompanying Condensed Balance Sheets related to these arrangements.
Legal Proceedings – In July 2021, a lawsuit was filed in Harris County District Court, Houston, Texas, styled EPUS Permian Assets, LLC, v. Ring Energy, Inc. The plaintiff asserted breach of contract, money had and received by fraudulent inducement, unjust enrichment and constructive trust and requested its forfeited deposit of $5.5 million plus related damages, and attorneys’ fees and costs. On September 23, 2026, following a jury trial, the court returned a verdict in favor of the Company on all of the plaintiff’s claims. The plaintiff may appeal and the matter will not be final until any appeal is resolved.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Exploration and Production
Oil, natural gas, and natural gas liquids revenues (1)	$102,343,662	$78,601,336	$280,696,815	$240,295,302
Lease operating expenses (2)	(19,367,227)	(20,518,472)	(55,899,033)	(60,442,005)
Gathering, transportation and processing costs	(180,787)	(126,569)	(399,738)	(463,990)
Ad valorem taxes	(2,210,911)	(2,446,565)	(6,615,608)	(5,627,320)
Oil and natural gas production taxes	(4,584,698)	(3,670,987)	(13,186,208)	(11,088,049)
Exploration and Production segment profit	$76,000,039	$51,838,743	$204,596,228	$162,673,938
(1) All of the Company's revenues are generated within the Permian Basin within the United States.
(2) The CODM also reviews the following cost categories within lease operating expenses. Refer to the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Lease operating expenses:
Workovers	$3,531,610	$3,027,065	$10,218,391	$9,017,112
Other lease operating expenses	15,835,617	17,491,407	45,680,642	51,424,893
Total lease operating expenses	$19,367,227	$20,518,472	$55,899,033	$60,442,005
The following tables include a reconciliation of the total reportable segments' measures of profit or loss to the Company's total income (loss) before income taxes. Additionally included is a reconciliation between the reportable segments' assets to the Company's total assets.

	For the Three Months Ended September 30, 2026
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$102,343,662	$—	$102,343,662
Lease operating expenses	(19,367,227)	—	(19,367,227)
Gathering, transportation and processing costs	(180,787)	—	(180,787)
Ad valorem taxes	(2,210,911)	—	(2,210,911)
Oil and natural gas production taxes	(4,584,698)	—	(4,584,698)
Depreciation, depletion and amortization (3)	—	(20,900,733)	(20,900,733)
Ceiling test impairment (3)	—	—	—
Asset retirement obligation accretion	—	(405,729)	(405,729)
Operating lease expense	—	(124,187)	(124,187)
General and administrative expense	—	(9,046,598)	(9,046,598)
Interest income	—	108,728	108,728
Interest (expense)	—	(7,695,843)	(7,695,843)
Gain (loss) on derivative contracts	—	(53,200,280)	(53,200,280)
Gain (loss) on disposal of assets	—	52,331	52,331
Other income	—	—	—
Income (Loss) Before Benefit from (Provision for) Income Taxes	$76,000,039	$(91,212,311)	$(15,212,272)

Total Assets (3)	$1,289,211,506	$28,521,360	$1,317,732,866
Capital expenditures	$64,035,184	$—	$64,035,184
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

	For the Nine Months Ended September 30, 2026
	Exploration and Production	Corporate	Total Company
Oil, Natural Gas, and Natural Gas Liquids Revenues	$280,696,815	$—	$280,696,815
Lease operating expenses	(55,899,033)	—	(55,899,033)
Gathering, transportation and processing costs	(399,738)	—	(399,738)
Ad valorem taxes	(6,615,608)	—	(6,615,608)
Oil and natural gas production taxes	(13,186,208)	—	(13,186,208)
Depreciation, depletion and amortization (3)	—	(62,421,571)	(62,421,571)
Ceiling test impairment (3)	—	(162,086,257)	(162,086,257)
Asset retirement obligation accretion	—	(1,203,169)	(1,203,169)
Operating lease expense	—	(474,368)	(474,368)
General and administrative expense	—	(24,439,606)	(24,439,606)
Interest income	—	327,797	327,797
Interest (expense)	—	(24,675,004)	(24,675,004)
Gain (loss) on derivative contracts	—	(111,706,779)	(111,706,779)
Gain (loss) on disposal of assets	—	156,481	156,481
Other income	—	15,437	15,437
Income (Loss) Before Benefit from (Provision for) Income Taxes	$204,596,228	$(386,507,039)	$(181,910,811)

Total Assets (3)	$1,289,211,506	$28,521,360	$1,317,732,866
Capital expenditures	$141,709,849	$—	$141,709,849

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
The following table discloses the purchasers from which 10% or more of revenues were derived in the periods noted.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Purchasers with 10% or more percentage of total revenue (4)
Purchaser A	72%	67%	72%	66%
Purchaser B	*	12%	11%	*
Purchaser C	10%	12%	11%	13%
(4) All the Company's purchasers are within the Exploration and Production operating segment.
* Represents less than 10%.
NOTE 14 — SUBSEQUENT EVENTS
Subsequent to September 30, 2026, the Company completed the disposition of certain oil and gas leasehold interests. Management evaluated the transaction, and concluded the transaction represents a nonrecognized subsequent event. Accordingly, no adjustments to the accompanying condensed financial statements were required.

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
During the second quarter of 2026, the Company drilled a total of seven wells and completed a total of four wells. Specifically, in the Northwest Shelf the Company drilled and completed one 1.5-mile horizontal well and one 1-mile horizontal well in Yoakum County, with a working interest of approximately 98% and 100%, respectively. In the Central Basin Platform, the Company drilled and completed one 1.5-mile horizontal well in Andrews County with a working interest of approximately 99%, and one 1.5-mile horizontal well in Crane County with a working interest of approximately 96%. The latter of these two wells, while completed, was not put on pump until the third quarter of 2026 and did not contribute significant volumes in the second quarter of 2026. Also in Crane County, the Company drilled three 2-mile horizontal wells, each with a working interest of 100%, and was in the process of drilling one SWD well. The three 2-mile horizontal wells represent the first laterals of this length drilled by the Company in an area that has been historically developed with vertical wells. All four of these wells are to be completed during the third quarter of 2026.
During the third quarter of 2026, the Company drilled a total of eight and completed a total of seven horizontal producing wells. Additionally, the Company completed the SWD well that was in the process of being drilled at the end of the second quarter. In the Central Basin Platform in Andrews County, the Company drilled and completed two 1.5-mile horizontal wells, both with a working interest of approximately 99%. In the Central Basin Platform in Crane County, the Company drilled six and completed five 2-mile horizontal wells, each with a working interest of 100%.

Quarter	Area	Wells Drilled	Wells Completed	Drilled Uncompleted ("DUC")

1Q 2026	Northwest Shelf (Horizontal)	5	5	—
	Central Basin Platform (Horizontal) (1)	—	1	—
	Central Basin Platform (Vertical)	1	1	—
	Total	6	7	—

2Q 2026	Northwest Shelf (Horizontal)	2	2	—
	Central Basin Platform (Horizontal)	5	2	3
	Total	7	4	3

3Q 2026	Central Basin Platform (Horizontal)	8	7	4
	Total (2)	8	7	4
(1) The horizontal well completed in the Central Basin Platform in the first quarter of 2026 is the completion of a previously drilled but uncompleted (“DUC”) well.
(2) The total does not include the SWD well that was completed in the third quarter of 2026.

Market Conditions and Commodity Price Risk Management
Our financial results are significantly affected by crude oil and natural gas prices, which are influenced by factors beyond our control, including domestic and global supply and demand, geopolitical and macroeconomic conditions, and regional transportation and processing constraints. Commodity prices have historically been volatile and may continue to fluctuate significantly.
During the third quarter of 2026, the Company benefited from higher realized oil prices compared with the prior year period. However, realized settlements on crude oil derivative contracts partially offset the benefit of higher oil prices, resulting in realized losses of approximately $12.3 million during the quarter. The Company's commodity derivative portfolio is designed to reduce exposure to commodity price volatility, support cash flow and liquidity, and satisfy applicable hedging requirements under its Credit Facility.
Natural gas prices in the Permian Basin remained challenged during the quarter due in part to regional transportation, processing and takeaway constraints, which adversely affected the Company's realized natural gas prices. The Company continues to monitor commodity market conditions and its commodity price risk management strategy in light of anticipated production, capital allocation priorities, balance sheet considerations and requirements under the Credit Facility.
Ceiling Test
The Company performs a ceiling test at the end of each reporting period to evaluate its oil and natural gas properties for potential non-cash impairment under the full cost method of accounting. The ceiling test is based on estimated future net revenues from proved reserves using the applicable twelve-month average commodity prices, discounted at an annual rate of 10% and is affected by changes in commodity prices, operating costs, reserve estimates, reserve additions and tax attributes.
No impairment was recorded for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company recorded a non-cash impairment charge of $162.1 million, primarily as a result of lower oil prices reducing the present value of estimated future net revenues.
Estimating potential future non-cash impairments is complex due to numerous factors affecting the ceiling test calculation, including but not limited to future prices, operating costs, upward or downward reserve revisions, reserve additions, and tax attributes. The amount of any additional non-cash impairment, if any, cannot be reasonably estimated at this time.
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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Revenues for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net sales:
Oil	$98,726,711	$78,884,753	$19,841,958	25%
Natural gas	(568,258)	(2,253,323)	1,685,065	75%
Natural gas liquids	4,185,209	1,969,906	2,215,303	112%
Total sales	$102,343,662	$78,601,336	$23,742,326	30%

Net production:
Oil (Bbls)	1,179,247	1,226,537	(47,290)	(4)%
Natural gas (Mcf)	1,896,728	1,853,599	43,129	2%
Natural gas liquids (Bbls)	403,060	377,141	25,919	7%
Total production (Boe)(1)	1,898,428	1,912,611	(14,183)	(1)%

Average sales price:
Oil (per Bbl)	$83.72	$64.32	$19.40	30%
Natural gas (per Mcf)	(0.30)	(1.22)	0.92	75%
Natural gas liquids (Bbl)	10.38	5.22	5.16	99%
Total per Boe	$53.91	$41.10	$12.81	31%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $19.8 million from $78.9 million to $98.7 million, driven by a price variance of approximately $22.9 million from an increase in the average realized price per barrel from $64.32 to $83.72 as a result of higher oil commodity prices. This was offset by a volume variance of approximately $(3.0) million from a decrease in sales volume from 1,226,537 barrels to 1,179,247 barrels. The decrease in volume of (47,290) barrels was attributed to natural production declines from our assets.
Natural gas sales. Natural gas sales increased approximately $1.7 million from a negative $2.3 million to a negative $0.6 million. Our natural gas sales volumes increased from 1,853,599 Mcf to 1,896,728 Mcf, and the average realized price per Mcf increased from $(1.22) to $(0.30). The price increase was driven by improved market conditions. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue. For the three months ended September 30, 2026, gross revenues were $1.70 per Mcf and fees were $(2.00) per Mcf, compared to gross revenues of $0.84 per Mcf and fees of $(2.06) per Mcf for the three months ended September 30, 2025. This resulted in a net realized price of $(0.30) per Mcf for the three months ended September 30, 2026 compared to $(1.22) per Mcf for the three months ended September 30, 2025.
Natural gas liquids sales. NGL sales increased approximately $2.2 million from $2.0 million to $4.2 million. NGL sales volumes for the three months ended September 30, 2026 were 403,060 barrels compared to 377,141 barrels for the comparable period in 2025. The average realized price per barrel of NGLs was $10.38 for the three months ended September 30, 2026 compared to $5.22 for the three months ended September 30, 2025, due to stronger market conditions. Specifically, the gross realized price per NGL barrel was $22.82 and the average fees per barrel were $(12.44), resulting in a net realized price of $10.38 for the three months ended September 30, 2026, while the gross realized price per NGL barrel was $17.52 and the average fees per barrel were $(12.30), resulting in a net realized price of $5.22 for the same period in 2025.

Oil, Natural Gas, and Natural Gas Liquids Revenues for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Net sales:
Oil	$285,098,930	$238,168,279	$46,930,651	20%
Natural gas	(14,043,727)	(4,794,987)	(9,248,740)	(193)%
Natural gas liquids	9,641,612	6,922,010	2,719,602	39%
Total sales	$280,696,815	$240,295,302	$40,401,513	17%

Net production:
Oil (Bbls)	3,438,217	3,633,739	(195,522)	(5)%
Natural gas (Mcf)	5,350,899	5,172,603	178,296	3%
Natural gas liquids (Bbls)	1,129,052	1,009,881	119,171	12%
Total production (Boe)(1)	5,459,086	5,505,721	(46,635)	(1)%

Average sales price:
Oil (per Bbl)	$82.92	$65.54	$17.38	27%
Natural gas (per Mcf)	(2.62)	(0.93)	(1.69)	(182)%
Natural gas liquids (Bbl)	8.54	6.85	1.69	25%
Total per Boe	$51.42	$43.64	$7.78	18%
(1) Boe is calculated using six Mcf of natural gas as the equivalent of one barrel of oil.
Oil sales. Oil sales increased approximately $46.9 million from $238.2 million to $285.1 million, with a price variance of $59.7 million from an increase in the average realized price per barrel from $65.54 to $82.92 as a result of higher oil commodity prices. This was offset by a volume variance of $(12.8) million due to a decrease in sales volume from 3,633,739 barrels to 3,438,217 barrels. The decrease in volume of 195,522 barrels was attributable to natural production declines in our assets.
Natural gas sales. Natural gas sales decreased approximately $9.2 million from a negative $4.8 million to a negative $14.0 million. The natural gas sales volume increased from 5,172,603 Mcf to 5,350,899 Mcf, and the average realized price per Mcf decreased from $(0.93) to $(2.62). Of the increase in volume of 178,296 Mcf, an increase of 133,316 was due to wells acquired and drilled in the Lime Rock acquisition area, and an increase of 44,980 was from our legacy assets. The price decrease was driven by lower market conditions. The realized revenue pricing includes the impact of gas plant processing fees that were netted from revenue. For the nine months ended September 30, 2026, gross revenues were $(0.54) per Mcf and fees were $(2.08) per Mcf, compared to gross revenues of $1.17 per Mcf and fees of $(2.10) per Mcf for the nine months ended September 30, 2025. This resulted in a net realized price of $(2.62) for the nine months ended September 30, 2026 compared to $(0.93) per Mcf for the nine months ended September 30, 2025.
Natural gas liquids sales. NGL sales increased approximately $2.7 million from $6.9 million to $9.6 million. NGL sales volumes for the nine months ended September 30, 2026 were 1,129,052 barrels compared to 1,009,881 barrels for the comparable period in 2025. Of the increase in volume of 119,171 barrels, an increase of 52,748 was due to wells acquired and drilled in the Lime Rock acquisition area, and an increase of 66,423 was from legacy assets. The average realized price per barrel increased by $1.69 to $8.54 for the nine months ended September 30, 2026 compared to $6.85 for the nine months ended September 30, 2025, due to higher commodity prices. Specifically, the gross realized price per NGL barrel was $20.98 and the average fees per barrel was $(12.44), resulting in a net realized price of $8.54 for the nine months ended September 30, 2026, while the gross realized price per barrel was $19.53 and the average fees per barrel was $(12.68), resulting in a net realized price of $6.85 for the same period in 2025.

Production Costs for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Lease operating expenses ("LOE")	$19,367,227	$20,518,472	$(1,151,245)	(6)%
Average LOE per Boe	$10.20	$10.73	$(0.53)	(5)%

Gathering, transportation and processing costs ("GTP")	$180,787	$126,569	$54,218	43%
Average GTP per Boe	$0.10	$0.07	$0.03	43%

Ad valorem taxes	$2,210,911	$2,446,565	$(235,654)	(10)%
Average Ad valorem taxes per Boe	$1.16	$1.28	$(0.12)	(9)%

Oil and natural gas production taxes	$4,584,698	$3,670,987	$913,711	25%
Average Production taxes per Boe	$2.41	$1.92	$0.49	26%
Production taxes as a percentage of total sales	4.48%	4.67%	(0.19)%	(4)%
Lease operating expenses. Our total lease operating expenses (“LOE”) decreased from $20.5 million to $19.4 million and decreased on a per Boe basis from $10.73 to $10.20. These per Boe amounts are calculated by dividing our total lease operating expenses by our total volume sold, in Boe. Total LOE decreased from targeted cost reductions as well as a 1% decrease in production of 14,183 Boe. The primary cost drivers for the period were decreases of $0.5 million in location repairs and environmental sustainability, $0.5 million in equipment rentals, $0.4 million in contract and lease services, and $0.3 million in electricity costs, $0.3 million in non-operated costs and $0.2 million in supplies, tools and materials, and $0.1 million in pumping unit repairs, offset by increases of $0.6 million in chemicals and $0.5 million in workovers.
Gathering, transportation and processing costs. Our total gathering, transportation and processing costs (“GTP”) increased from $126,569 to $180,787 and increased slightly on a per Boe basis from $0.07 to $0.10. The increase in GTP costs was due to an increase of $34,440 in gas processing costs as well as an increase of $19,778 in NGL processing costs.
Ad valorem taxes. Our total ad valorem taxes decreased from $2.4 million to $2.2 million and decreased on a per Boe basis from $1.28 to $1.16. The $0.2 million decrease in ad valorem taxes was primarily from a decrease in Andrews County tax estimates.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.67% for the three months ended September 30, 2025 and decreased to 4.48% for the three months ended September 30, 2026. Both percentages are in line with historical rates.

Production Costs for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Lease operating expenses ("LOE")	$55,899,033	$60,442,005	$(4,542,972)	(8)%
Average LOE per Boe	$10.24	$10.98	$(0.74)	(7)%

Gathering, transportation and processing costs ("GTP")	$399,738	$463,990	$(64,252)	(14)%
Average GTP per Boe	$0.07	$0.08	$(0.01)	(13)%

Ad valorem taxes	$6,615,608	$5,627,320	$988,288	18%
Average Ad valorem taxes per Boe	$1.21	$1.02	$0.19	19%

Oil and natural gas production taxes	$13,186,208	$11,088,049	$2,098,159	19%
Average Production taxes per Boe	$2.42	$2.01	$0.41	20%
Production taxes as a percentage of total sales	4.70%	4.61%	0.09%	2%
Lease operating expenses. Our total LOE decreased from $60.4 million to $55.9 million and LOE per Boe decreased from $10.98 to $10.24. Total LOE decreased from targeted reductions in costs as well as a 1% decrease in production of 46,635 Boe. The primary cost drivers for the period included decreases in equipment rentals of $1.4 million, electricity costs of $1.3 million, contract and lease services of $1.2 million, chemicals of $0.9 million, location repairs and environmental sustainability of $0.8 million, non-operated costs of $0.6 million, and other employee expenses of $0.2 million. This was offset by increases in LOE costs from workovers of $1.2 million and salt water disposal of $0.7 million.
Gathering, transportation and processing costs. Our total GTP decreased $64,252 from $463,990 to $399,738 and decreased on a per Boe basis from $0.08 to $0.07. The decrease in GTP costs was due to a reduction of $83,474 in gas processing costs offset by an increase of $19,222 in NGL processing costs.
Ad valorem taxes. Our total ad valorem taxes increased $1.0 million from $5.6 million to $6.6 million and increased on a per Boe basis from $1.02 to $1.21. An increase in ad valorem taxes of $0.5 million was from the reversal made in the first quarter of 2025 for the 2024 methane tax accrual for the waste emissions charge ("WEC"), which was repealed by Congress on March 14, 2025, with no similar reversal made in 2026. There was also an increase of $0.4 million in Andrews County due primarily to the Lime Rock acquisition as well as a $0.1 million increase from Crane County tax estimates. Offsetting these increases was a decrease in the Yoakum County tax estimates of approximately $0.1 million.
Oil and natural gas production taxes. Oil and natural gas production taxes as a percentage of oil and natural gas sales were 4.61% for the nine months ended September 30, 2025 and increased to 4.70% for the nine months ended September 30, 2026. The overall average percentage of production taxes to oil and gas sales was consistent period over period.

Other Costs and Operating Expenses for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Depreciation, depletion and amortization (DD&A):
Depletion	$20,616,930	$24,902,199	$(4,285,269)	(17)%
Depreciation	72,479	105,933	(33,454)	(32)%
Amortization of financing lease assets	211,324	217,213	(5,889)	(3)%
Total depreciation, depletion and amortization	$20,900,733	$25,225,345	$(4,324,612)	(17)%

Depletion per Boe	$10.86	$13.02	$(2.16)	(17)%
Depreciation, depletion and amortization per Boe	$11.01	$13.19	$(2.18)	(17)%

Ceiling test impairment	—	72,912,330	(72,912,330)	(100)%

Asset retirement obligation ("ARO") accretion	$405,729	$390,563	$15,166	4%

Operating lease expense	$124,187	$175,091	$(50,904)	(29)%

General and administrative expense ("G&A"):
G&A excluding share-based compensation	$6,549,559	$6,521,171	$28,388	—%
Share-based compensation	2,497,039	1,618,600	878,439	54%
Total general and administrative expense	$9,046,598	$8,139,771	$906,827	11%

G&A per Boe	$4.77	$4.26	$0.51	12%
G&A excluding Share-based compensation, per Boe	$3.45	$3.41	$0.04	1%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased from $25.2 million to $20.9 million, with $4.3 million of the reduction from lower depletion. The decrease in depletion was the result of a price variance of $(4.1) million, due to a lower depletion rate per Boe, driven by a decrease in the total estimated costs of property from the impairment recognized in the last quarter of 2025 and the first quarter of 2026, coupled with an increase in the amortization base (total Boe). Also impacting the lower depletion was a volume variance of $(0.2) million from a decrease of 14,183 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.19 per Boe to $11.01 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties during the three months ended September 30, 2025 of $72.9 million.
Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased from $390,563 to $405,729 as a result of newly acquired and drilled wells, offset by those plugged and abandoned and sold.
Operating lease expense. Our operating lease expense costs decreased $50,904 from $175,091 to $124,187 due to the Woodlands expansion space lease being combined with the total Woodlands office lease.
General and administrative expense. General and administrative ("G&A") expense increased from $8.1 million to approximately $9.0 million. The approximate $0.9 million cost increase was primarily driven by an increase of $0.9 million in stock compensation, $0.6 million in other professional fees, $0.2 million in legal-attorney fees, and $0.2 million in employee health insurance offset by a decrease of $1.0 million in salaries and bonuses, which was impacted by the separation of a former executive in the third quarter of 2025.
Other Costs and Operating Expenses for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Depreciation, depletion and amortization (DD&A):
Depletion	$61,588,426	$72,381,413	$(10,792,987)	(15)%
Depreciation	214,912	309,211	(94,299)	(30)%
Amortization of financing lease assets	618,233	720,618	(102,385)	(14)%
Total depreciation, depletion and amortization	$62,421,571	$73,411,242	$(10,989,671)	(15)%

Depletion per Boe	$11.28	$13.15	$(1.87)	(14)%
Depreciation, depletion and amortization per Boe	$11.43	$13.33	$(1.90)	(14)%

Ceiling test impairment	$162,086,257	$72,912,330	$89,173,927	122%

Asset retirement obligation ("ARO") accretion	$1,203,169	$1,099,363	$103,806	9%

Operating lease expense	$474,368	$525,272	$(50,904)	(10)%

General and administrative expense ("G&A"):
G&A excluding share-based compensation	$18,268,163	$19,236,869	$(968,706)	(5)%
Share-based compensation	6,171,443	4,661,397	1,510,046	32%
Total general and administrative expense	$24,439,606	$23,898,266	$541,340	2%

G&A per Boe	$4.48	$4.34	$0.14	3%
G&A excluding Share-based compensation, per Boe	$3.35	$3.49	$(0.14)	(4)%
Depreciation, depletion and amortization. Our depreciation, depletion and amortization decreased approximately $11.0 million from $73.4 million to $62.4 million, with $10.8 million of the reduction from lower depletion. The decrease in depletion was primarily due to a price variance of $(10.2) million, from a lower depletion expense per Boe, due to reduction in the total estimated costs of property from the impairment recognized in the last quarter of 2025 and the first quarter of 2026, coupled with an increase in the amortization base (total Boe). Adding to this was a volume variance of approximately $(0.6) million from a decrease of 46,635 in Boe produced. Our average depreciation, depletion and amortization per Boe decreased from $13.33 per Boe to $11.43 per Boe.
Ceiling test impairment. As a result of the lower oil prices impacting the present value of estimated future net revenues, the Company incurred a ceiling test impairment on its oil and natural gas properties of $162.1 million during the nine months ended September 30, 2026 and $72.9 million during the nine months ended September 30, 2025.
Asset retirement obligation accretion. Our ARO accretion increased by $103,806 from $1,099,363 to $1,203,169 due to additional ARO accretion associated with properties acquired, as well as newly drilled wells, offset by those plugged and abandoned and sold.

Operating lease expense. Our operating lease expense costs decreased $50,904 from $525,272 to $474,368 due to the Woodlands expansion space lease being combined with the total Woodlands office lease.
General and administrative expense. G&A expense increased approximately $0.5 million from $23.9 million to $24.4 million, with the $0.5 million cost increase impacted by an increase of $1.5 million in stock compensation, $0.8 million in other professional fees, and $0.1 million in allowance for credit losses, offset by a decrease of $1.9 million in salaries and bonuses, which was impacted by the separation of a former executive in the third quarter of 2025.
Other Income (Expense) for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Interest income	$108,728	$74,253	$34,475	46%

Interest expense:
Interest on revolving line of credit	$6,675,690	$8,933,960	$(2,258,270)	(25)%
Fees associated with revolving line of credit	285,535	179,056	106,479	59%
Amortization of deferred financing costs	673,731	693,625	(19,894)	(3)%
Interest on financing lease liabilities	22,582	24,330	(1,748)	(7)%
Interest paid for notes payable	23,172	25,710	(2,538)	(10)%
Deferred cash payment accretion	—	195,639	(195,639)	(100)%
Other interest	15,133	—	15,133	100%
Total interest expense	$7,695,843	$10,052,320	$(2,356,477)	(23)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(12,326,980)	$2,065,490	$(14,392,470)	(697)%
Natural gas	149,385	520,740	(371,355)	(71)%
Total realized gain (loss)	$(12,177,595)	$2,586,230	$(14,763,825)	(571)%
Unrealized gain (loss):
Crude oil	$(40,095,482)	$(3,526,149)	$(36,569,333)	NM (1)
Natural gas	(927,203)	1,384,224	(2,311,427)	(167)%
Total unrealized gain (loss)	$(41,022,685)	$(2,141,925)	$(38,880,760)	NM (1)
Total gain (loss) on derivative contracts:	$(53,200,280)	$444,305	$(53,644,585)	NM (1)

Gain (loss) on disposal of assets	$52,331	$105,642	$(53,311)	(50)%
Other income	$—	$—	$—	—%
(1) Not meaningful.
Interest income. Interest income increased from $74,253 to $108,728 as a result of $46,394 in increased interest on severance tax refund receipts, offset by $11,919 in lower earnings on excess cash balances in bank sweep accounts.
Interest expense. Interest expense decreased from $10.1 million to $7.7 million primarily due to lower amounts outstanding on the Credit Facility, with a weighted average daily debt of approximately $372.2 million during the third quarter of 2026 compared to approximately $445.1 million during the third quarter of 2025, coupled with a reduction in interest rates, with a weighted average annual interest rate of 7.5% in the third quarter of 2026 compared to 8.2% in the third quarter of 2025. Also impacting the decrease in interest expense was a reduction in deferred cash payment accretion related to the Lime Rock acquisition which was closed in March 2025.

Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $53.2 million for the three months ended September 30, 2026 compared to a gain on derivative contracts of $0.4 million for the three months ended September 30, 2025. For the derivative contract settlements, we recorded a realized loss of $12.2 million for the three months ended September 30, 2026 and a realized gain of $2.6 million for the three months ended September 30, 2025. The change of $14.8 million in the realized gain (loss) was primarily a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $41.0 million for the three months ended September 30, 2026 and an unrealized loss of $2.1 million for the three months ended September 30, 2025. The change in position was primarily due to the changes in crude oil futures prices.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets decreased by $53,311 from $105,642 during the three months ended September 30, 2025 to $52,331 during the three months ended September 30, 2026, with the reduction of $53,311 from the sale of leased vehicles.
Other Income (Expense) for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Interest income	$327,797	$233,969	$93,828	40%

Interest expense:
Interest on revolving line of credit	$21,795,556	$26,364,419	$(4,568,863)	(17)%
Fees associated with revolving line of credit	694,146	666,904	27,242	4%
Amortization of deferred financing costs	2,058,721	3,768,292	(1,709,571)	(45)%
Interest on financing lease liabilities	72,129	80,709	(8,580)	(11)%
Interest paid for notes payable	39,319	42,876	(3,557)	(8)%
Deferred cash payment accretion	—	385,310	(385,310)	(100)%
Other interest	15,133	—	15,133	100%
Total interest expense	$24,675,004	$31,308,510	$(6,633,506)	(21)%

Gain (loss) on derivative contracts:
Realized gain (loss):
Crude oil	$(38,002,808)	$1,858,524	$(39,861,332)	NM (1)
Natural gas	2,090,122	851,955	1,238,167	145%
Total realized gain (loss)	$(35,912,686)	$2,710,479	$(38,623,165)	NM (1)
Unrealized gain (loss):
Crude oil	$(80,531,788)	$10,961,216	$(91,493,004)	(835)%
Natural gas	4,737,695	491,874	4,245,821	863%
Total unrealized gain (loss)	$(75,794,093)	$11,453,090	$(87,247,183)	(762)%
Total gain (loss) on derivative contracts:	$(111,706,779)	$14,163,569	$(125,870,348)	(889)%

Gain (loss) on disposal of assets	$156,481	$385,545	$(229,064)	(59)%
Other income	$15,437	$159,712	$(144,275)	(90)%
(1) Not meaningful.
Interest income. Interest income increased $93,828 from $233,969 to $327,797, as a result of increase of $68,612 in interest on severance tax refund receipts as well as $25,216 in higher earnings on excess cash balances in bank sweep accounts.

Interest expense. Interest expense decreased by approximately $6.6 million from $31.3 million to $24.7 million, due to lower interest rates, with a weighted average annual interest rate of 7.4% during the nine months ended September 30, 2026 compared to 8.3% during the nine months ended September 30, 2025, as well as lower amounts outstanding on our Credit Facility, with a weighted average daily debt of approximately $405.6 million during the nine months ended September 30, 2026 compared to approximately $431.8 million during the nine months ended September 30, 2025. Also impacting the reduction in interest expense was a decrease in the amortization of deferred financing costs as a result of the amendment and restatement of the credit agreement in the second quarter of 2025.
Gain (loss) on derivative contracts. We recorded a loss on derivative contracts of $111.7 million for the nine months ended September 30, 2026 and a gain on derivative contracts of $14.2 million for the nine months ended September 30, 2025. For the derivative contract settlements, we recorded a realized loss of $35.9 million for the nine months ended September 30, 2026 compared with a realized gain of $2.7 million for the nine months ended September 30, 2025. The change of $38.6 million in the realized derivative gain (loss) was primarily a result of less favorable settlements of crude oil derivative contracts during the current year. For the marked-to-market contracts, we recorded an unrealized loss of $75.8 million for the nine months ended September 30, 2026 and an unrealized gain of $11.5 million for the nine months ended September 30, 2025. This negative change in unrealized derivatives primarily reflects changes in the crude oil forward pricing curve.
Gain (loss) on disposal of assets. The Company's gain on disposal of assets decreased by $229,064 from $385,545 to $156,481 with $259,180 of the decrease from the sale of leased vehicles offset by a positive $30,116 from selling owned vehicles.
Other income. Other income decreased $144,275 from $159,712 to $15,437 due to a reduction of $150,770 from a pipeline easement lease and a reduction of $3,105 in income from the Company's charge card rebate program, offset by an increase of $9,600 in income from a ranching lease.
Benefit from (Provision for) Income Taxes: for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$(1,571,208)	$12,558,220	$(14,129,428)	(113)%
Current state income tax benefit (provision)	124,460	(39,816)	164,276	413%
Deferred state income tax benefit (provision)	58,791	282,543	(223,752)	(79)%
Benefit from (Provision for) Income Taxes	$(1,387,957)	$12,800,947	$(14,188,904)	(111)%

Provision for income taxes. The provision for income taxes changed from a benefit of $12.8 million for the three months ended September 30, 2025 to a provision of $1.4 million for the three months ended September 30, 2026, due to the decrease in pre-tax book loss for the three months ended September 30, 2026, netted against the recording of the valuation allowance. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2026, taking into account all applicable tax rates and laws.
Benefit from (Provision for) Income Taxes: for the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
Benefit from (Provision for) Income Taxes:
Deferred federal income tax benefit (provision)	$8,589,134	$3,965,817	$4,623,317	117%
Current state income tax benefit (provision)	(30,776)	(323,670)	292,894	90%
Deferred state income tax benefit (provision)	954,052	10,198	943,854	NM (1)
Benefit from (Provision for) Income Taxes	$9,512,410	$3,652,345	$5,860,065	160%

(1) Not meaningful

Provision for income taxes. The provision for income taxes changed from a benefit of $3.7 million for the nine months ended September 30, 2025 to a benefit of $9.5 million for the nine months ended September 30, 2026 due to the change in the valuation allowance and the ceiling test impairment booked. The provision for income taxes was calculated using the annual effective tax rate method based on our estimated earnings and estimated state and federal income taxes due for 2026, taking into account all applicable tax rates and laws.
Liquidity and Capital Resources
Cash Flows
As of September 30, 2026, we had cash on hand of $1.5 million, compared to $0.9 million as of December 31, 2025. We actively manage our cash to optimize liquidity and minimize outstanding debt and associated interest costs. At certain times we reflect a zero book balance while utilizing the float on outstanding checks. We had net cash provided by operating activities for the nine months ended September 30, 2026 of $129.7 million, compared to net cash provided by operating activities of $106.2 million for the same period in 2025, which was due to higher year to date revenues, which resulted in more cash received from purchasers, offset by higher realized derivative losses. We had net cash used in investing activities of $122.8 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $144.2 million for the same period in 2025, driven by the payments made for the Lime Rock acquisition in 2025, with no comparable acquisition made to date in 2026. Capital expenditures for the development of oil and natural gas properties grew significantly and the Company sold non-operated working interests and non-core assets in 2026, as reflected in proceeds from divestiture of oil and natural gas properties. Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2026 and net cash provided by financing activities was $36.5 million for the nine months ended September 30, 2025, during which time $70.0 million was the net paydown and $43.0 million was the net borrowing of principal on our Credit Facility, respectively.
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
Availability of Capital Resources under Credit Facility
As of September 30, 2026, $350 million was outstanding on our Credit Facility and we were in compliance with all of the covenants under the Credit Facility. The Credit Facility matures in June 2029. The borrowing base under our Credit Facility is $585 million. The borrowing base is redetermined semi-annually each May and November. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on our Credit Facility.
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
Derivative Financial Instruments
The following table reflects the contracts outstanding as of September 30, 2026 (quantities are in barrels (Bbl) for the oil derivative contracts and in million British thermal units (MMBtu) for the natural gas derivative contracts):

Oil Hedges (WTI)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

Swaps:
Hedged volume (Bbl)	529,000	509,500	492,000	432,000	412,963	—	—	—
Weighted average swap price	$65.34	$62.82	$60.45	$61.80	$57.59	$—	$—	$—

Two-way collars:
Hedged volume (Bbl)	368,000	272,935	—	32,910	33,435	430,080	415,580	402,614
Weighted average put price	$65.00	$64.97	$—	$60.00	$60.00	$55.59	$57.50	$60.00
Weighted average call price	$80.00	$98.45	$—	$72.30	$72.30	$66.02	$73.02	$77.21

Swaps: WTI NYMEX Rolls
Hedged volume (BBL)	455,000	—	—	—	—	—	—	—
Weighted average swap price	$5.71	$—	$—	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

NYMEX Swaps:
Hedged volume (MMBtu)	1,072,305	439,678	423,035	1,079,906	1,046,151	1,012,567	984,322	956,865
Weighted average swap price	$3.99	$4.02	$4.02	$3.86	$4.02	$3.77	$3.77	$3.77

Two-way collars:
Hedged volume (MMBtu)	128,000	717,000	694,000	—	—	—	—	—
Weighted average put price	$3.50	$3.99	$3.00	$—	$—	$—	$—	$—
Weighted average call price	$5.42	$5.21	$4.32	$—	$—	$—	$—	$—

Gas Hedges (Henry Hub)	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030	Q2 2030

NYMEX Swaps:
Hedged volume (MMBtu)	931,539	908,117	886,933	866,585	846,134	—	—
Weighted average swap price	$3.77	$3.67	$3.67	$3.67	$3.67	$—	$—

Gas Hedges (basis differential)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	Q1 2028	Q2 2028	Q3 2028

Waha basis swaps:
Hedged volume (MMBtu)	411,451	196,372	480,325	464,360	449,846	435,403	—	—
Weighted average spread price (1)	$1.81	$0.78	$0.78	$0.78	$0.78	$0.68	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	788,851	960,307	636,710	615,547	596,306	577,163	—	—
Weighted average spread price (1)	$1.92	$0.72	$0.67	$0.67	$0.67	$0.60	$—	$—

Gas Hedges (basis differential)	Q4 2028	Q1 2029	Q2 2029	Q3 2029	Q4 2029	Q1 2030	Q2 2030

Waha basis swaps:
Hedged volume (MMBtu)	—	—	—	259,975	253,840	—	—
Weighted average spread price (1)	$—	$—	$—	$0.61	$0.71	$—	$—

El Paso Permian Basin basis swaps:
Hedged volume (MMBtu)	—	—	—	606,610	592,294	—	—
Weighted average spread price (1)	$—	$—	$—	$0.54	$0.64	$—	$—
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
The use of derivative transactions involves the risk that the counterparties, which generally are financial institutions, will be unable to meet the financial terms of such transactions. At September 30, 2026, 100% of our derivative instruments were with lenders under our Credit Facility.
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
As of September 30, 2026, we had no off-balance sheet financing arrangements.
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
Customer Credit Risk
Our principal exposure to credit risk is through receivables from the sale of our oil and natural gas production (approximately $48.2 million as of September 30, 2026). We are subject to credit risk due to the concentration of our oil and natural gas receivables with our most significant customers, or purchasers. We do not require our purchasers to post collateral, and the inability of our significant purchasers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Refer to the following table for detail on the top three purchasers of our oil, natural gas, and NGL revenues for the nine months ended September 30, 2026. We believe that the loss of any of these purchasers would not materially impact our business as we could readily find other purchasers for our oil and natural gas.

	For the Nine Months Ended	As of
	September 30, 2026	September 30, 2026
	Percentage of Oil, Natural Gas, and Natural Gas Liquids Revenues	Percentage of accounts receivables from the sale of our oil and natural gas production
Purchaser:
Purchaser A	72%	82%
Purchaser B	11%	—%
Purchaser C	11%	8%
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
As of September 30, 2026, we had $350 million outstanding on our Credit Facility with a weighted average annual interest rate for the nine months ended September 30, 2026 of 7.4%. A 1% change in the interest rate on our Credit Facility would result in an estimated $3.5 million change in our annual interest expense. See "NOTE 8 — REVOLVING LINE OF CREDIT" in the Notes to the condensed financial statements for more information on the Company’s interest rates of our Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1:     Legal Proceedings
Except as set forth in “Note 12 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information regarding legal proceedings, there were no material developments during the quarter ended September 30, 2026 in the legal proceeding described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:     Defaults Upon Senior Securities
None.
Item 4:     Mine Safety Disclosures
None.
Item 5:     Other Information
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Ring Energy, Inc.

Date: November 5, 2026	By:	/s/ Paul D. McKinney
Paul D. McKinney
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sundip S. Johl
Sundip S. Johl
Chief Financial Officer
(Principal Financial Officer)